Form 10-Q
period 2016-06-30
M III Acquisition Corp.
filed 2016-08-22
CIK 1652362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-37796

M III ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-4787177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Columbus Circle 15th Fl. New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 716-1491

Not applicable

 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 22, 2016, there were 19,772,500 shares of the Company’s common stock issued and outstanding.

M III Acquisition Corp.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M III Acquisition Corp.

Condensed Balance Sheets

	As of June 30, 2016	As of December 31, 2015
	Unaudited	Audited

Assets
Current Assets
Cash	$8,138	$31,691
Deferred offering costs	268,454	105,000

Total Assets	$276,592	$136,691

Liabilities and Stockholders' Equity
Note payable and advances from Sponsor	$252,766	$112,500

Total Liabilities	252,766	112,500
Commitments
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 share authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized; 5,031,250 shares issued and outstanding (1)	503	503
Additional Paid-in Capital	24,497	24,497
Accumulated Deficit	(1,174)	(809)
Total Stockholders’ Equity	23,826	24,191

Total Liabilities and Stockholders’ Equity	$276,592	$136,691

(1)	The number includes an aggregate of 718,750 shares that were returned and cancelled in July 2016 and up to 562,500 shares subject to forfeiture to the extent the underwriters' over-allotment option is not exercised in full. The accompanying notes are an integral part of the financial statements

The accompanying notes are an integral part of the condensed financial statements

M III Acquisition Corp.
Condensed Statements of Operations

	Six Months Ended June 30, 2016	Three Months Ended June 30, 2016
	Unaudited	Unaudited

Formation and operating costs	$(365)	$(230)
Net loss	$(365)	$(230)

Weighted average number of common shares outstanding - basic and diluted (1)	4,375,000	4,375,000
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

(1) Excludes an aggregate of 562,500 shares subject to forfeiture to the extent the underwriters' over-allotment option is not exercised in full.

The accompanying notes are an integral part of the condensed financial statements

M III Acquisition Corp.

Condensed Statement of Cash Flows

Six Months Ended June 30, 2016
Unaudited

Cash flows from operating activities:
Net loss	$(365)
Net cash used in operating activities	(365)
Cash flows from financing activities
Proceeds from Note Payable to Sponsor and advances	140,266
Payment of offering costs	(163,453)
Net cash used in financing activities	(23,187)

Net decrease in cash	(23,553)
Cash at beginning of the period	31,691
Cash at the end of the period	$8,138

The accompanying notes are an integral part of the condensed financial statements

M III Acquisition Corp.

Notes to Condensed Financial Statements (unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

M III Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on August 4, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the ‘‘Business Combination’’). While it may pursue an acquisition opportunity in any business industry or sector and in any geographic region, the Company expects to focus on businesses based in North America that engage primarily in the financial services, healthcare services and industrials sectors. The Company is an ‘‘emerging growth company,’’ as defined in Section 2(a) of the Securities Act of 1933, as amended, or the ‘‘Securities Act,’’ as modified by the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’).

At June 30, 2016, the Company had not commenced any operations. All activity through June 30, 2016 relates to the Company’s formation and the initial public offering (‘‘Offering’’) described below. The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering which is held in the Trust Account (defined below).

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 6, 2016. On July 12, 2016 the Company consummated the Offering of 15,000,000 units (“Units” and, with respect to the common shares included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Offering, the Company consummated the sale of 460,000 Units (the “Private Units” and, with respect to the common shares included in the Private Units, the “Private Shares”), at a price of $10.00 per Unit in a private placement to the Company’s sponsor and Cantor Fitzgerald & Co., the lead underwriter for the Offering (“Cantor Fitzgerald”), generating gross proceeds of $4,600,000, which is described more fully in Note 4.

On July 12, 2016 the underwriter of the Offering inadvertently transferred an incremental $3.4 million of funds into the Trust Account as well as a $125,500 transfer to the Company's operating account which was intended for its legal counsel. These funds were subsequently returned to the underwriter on July 18, 2016 and July 13, 2016, respectively.

In connection with the repayment of the Note Payable to Sponsor at the closing of the Offering on July 12, 2016, the Company made an overpayment amounting to $256,544 resulting in a Due from Sponsor on the Company's balance sheet as of such date. This overpayment was subsequently returned to the Company on July 13, 2016.

Sponsor and Offering:

The Company’s sponsor is M III Sponsor I, LLC, a Delaware limited liability corporation and M III Sponsor I LP (‘‘M III LLC’’ and ‘‘M III LP’’, respectively and collectively, the ‘‘Sponsor’’). The Company intends to finance a Business Combination with proceeds from the funds raised in the $150,000,000 Offering (Note 3) and the $4,600,000 private placement (Note 4). $150,000,000 are (or $172,500,000 if the underwriters’ over-allotment option is exercised in full will be – Note 3) held in the Trust Account. In addition to the $150,000,000 of net proceeds that were placed into the Trust Account, an overfunded amount of $3,400,000 was placed into the Trust Account by the underwriter which was refunded on July 18, 2016.

The Trust Account:

Following the closing of the Offering and private placement on July 12, 2016, an amount of $150.0 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Offering and the private placement, as well as the overfunded $3.4 million was placed in a United States-based trust account (“Trust Account”) at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee and will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes or up to $50,000 of interest to pay dissolution expenses, if any, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Offering if the Company is unable to complete a Business Combination by July 12, 2018 (subject to the requirements of law).

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, a ‘‘Target Business’’ is one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with the Company’s initial Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

M III Acquisition Corp.

Notes to Condensed Financial Statements (unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS − (continued)

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets upon consummation of its Business Combination to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account is initially $10.00 per Public Share ($150,000,000 held in the Trust Account divided by 15,000,000 Public Shares) plus the $3,400,000 overfunded amount. The overfunded amount was subsequently returned on July 14, 2016.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, the Company's Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a ''group'' (as defined under Section 13 of the Exchange Act) will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Offering (''Excess Shares''). However, the Company would not be restricting the stockholders' ability to vote all of their shares (including Excess Shares) for or against a Business Combination.

The Company must complete its Business Combination by July 12, 2018. If the Company does not complete a Business Combination by July 12, 2018, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with us (and Cantor Fitzgerald has agreed as part of its unit purchase agreement), pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account with respect to such shares only upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

M III Acquisition Corp.

Notes to Condensed Financial Statements (unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS − (continued)

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering. In order to protect the amounts held in the Trust Account, the Company’s Chairman and Chief Executive Officer has agreed that he will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Chairman and Chief Executive Officer will not be responsible to the extent of any liability for such third party claims.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of future operating results. Please refer to the Form S-1 filed by the Company on April 19, 2016 with the SEC for the audited financial statements of the Company for the year ended December 31, 2015. Please also refer to the Form 8-K filed by the Company on July 18, 2016 with the SEC for the financial statements as of July 12, 2018, the date of the Offering.

M III Acquisition Corp.

Notes to Condensed Financial Statements (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016.

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture.

Deferred Offering Costs:

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering”. Deferred offering costs at June 30, 2016 and December 31, 2015 of $268,454 and $105,000, respectively, consist principally of cost incurred in connection with formation and preparation for the Offering. These costs, together with the underwriters’ discount, were charged to stockholders’ equity at the completion of the Offering.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, ‘‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, ‘‘Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

M III Acquisition Corp.

Notes to Condensed Financial Statements (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of June 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Since the Company was incorporated on August 4, 2015, the evaluation was performed for the 2015 tax year, which will be the only period subject to examination upon filing of the appropriate tax returns.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued that require potential adjustment to or disclosure in the balance sheet and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

NOTE 3 — PUBLIC OFFERING

The Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 effective on July 6, 2016. On July 12, 2016 the Company consummated the Offering of 15,000,000 Units at $10.00 per Unit. Each Unit consists of one share of the Company's common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ''Warrants''). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company's initial Business Combination or July 12, 2017 and will expire five years after the completion of the Company's initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to July 12, 2018, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in the Offering during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days' prior written notice of redemption, only in the event that the last sale price of the Company's shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

M III Acquisition Corp.

Notes to Condensed Financial Statements (unaudited)

NOTE 3 — PUBLIC OFFERING − (continued)

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotment, at the Offering price less the underwriting discounts and commissions.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In August 2015, M III LLC purchased an aggregate of 3,593,750 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.007 per share. On November 5, 2015 the Company effectuated a 1.760-for-1 stock split in the form of a dividend. On December 31, 2015, the Company cancelled 1,293,750 Founder Shares issued in the stock split, and on July 6, 2016, the Company cancelled a further 718,750 Founder Shares issued in the stock split, resulting in an aggregate of 4,312,500 Founder Shares outstanding (up to 562,500 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised). As a result of the stock split and subsequent partial cancellations, the per-share purchase price decreased to $0.006 per share. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor has agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholders will own 20.0% of the Company’s issued and outstanding shares after the Offering (excluding the Private Shares and any shares purchased in the Offering).

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ‘‘Lock Up Period’’). If subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or if the Company consummates a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash, securities, or other property, the Founder Shares will be released from the lock-up.

M III Acquisition Corp.

Notes to Condensed Financial Statements (unaudited)

NOTE 4 — RELATED PARTY TRANSACTIONS − (continued)

Private Placement Units

On July 12, 2016 the Sponsor and Cantor Fitzgerald purchased from the Company an aggregate of 460,000 private placement units, each consisting of one share of common stock and one warrant to purchase one half share of common stock with an exercise price of $5.75 per half share, at a price of $10.00 per unit (the ‘‘Private Placement Units’’). 340,000 Private Placement Units were purchased by the Sponsor and 120,000 Private Placement Units were purchased by Cantor Fitzgerald. The purchase price of the Private Placement Units was added to the net proceeds from the Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Units (including their component securities) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, Cantor Fitzgerald or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, Cantor Fitzgerald or their permitted transferees, the Private Placement Warrants contained in the Private Placement Units are redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units sold in the Offering. In addition, for as long as the Private Placement Warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement related to the Offering. Otherwise, the Private Placement Warrants contained in the Private Placement Units have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Units and their component securities issued will expire worthless.

Related Party Loans

M III LLC had agreed to loan the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the ‘‘Note’’) to cover expenses related to the Offering. This loan was non-interest bearing and payable on the earlier of July 31, 2016 or the completion of the Offering. The loan was repaid upon the consummation of the Offering on July 12, 2016. In addition to the Note, the Sponsor advanced the Company an additional $2,766 to cover expenses related to the Offering, which was also repaid upon consummation of the Offering on July 12, 2016.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company would repay such loaned amounts out of the proceeds released from the Trust Account. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans will be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants discussed above. The terms of such loans by the Company’s Sponsor, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

M III Acquisition Corp.

Notes to Condensed Financial Statements (unaudited)

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 35,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2016 there were 5,031,250 shares of common stock issued and outstanding which included: (i) an aggregate of 718,750 shares that were returned and cancelled in July 2016 and (ii) an aggregate of up to 562,500 Founder Shares subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriters.

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2016, there were no shares of preferred stock issued and outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriters at the closing of the Offering (or $3.0 million), with an additional fee (the ‘‘Deferred Discount’’) of 4% of the gross offering proceeds payable upon the Company’s completion of a Business Combination. If the underwriters’ over-allotment option is exercised, the entire 6.0% underwriting discount from the over-allotment will be deposited in the Trust Account as Deferred Discount. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Registration Rights

The Company’s initial stockholders and holders of the Private Placement Units (and their constituent securities) are entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Offering. The Company’s initial stockholders and holders of the Private Placement Units (and their constituent securities) are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any cash penalties or additional penalties associated with any delays in registering the securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to M III Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to M III Sponsor I LP and M III Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

M III Acquisition Corp. is a recently organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2016 were organizational activities and those necessary to prepare for the Offering described below. Following the Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and securities held after the Offering, which we expect to be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six month periods ended June 30, 2016 we had net losses of $230 and $365, respectively. Through June 30, 2016 we incurred costs of $268,454 with regard to the Offering which were classified as deferred offering costs on the Company's balance sheet at June 30, 2016.

The Company’s entire activity from August 8, 2015 (inception) through June 30, 2016, was in preparation for the Offering, which was consummated on July 12, 2016. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by July 12, 2018, which is 24 months from the closing of the Offering.

Liquidity and Capital Resources

As of June 30, 2016 we had cash of $8,138 and a working capital deficit of $244,628. Until the consummation of the Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on July 12, 2016, the Company consummated its initial public offering (the "Offering") of 15,000,000 units ("Units"), each Unit consisting of one share of common stock, $0.0001 par value per share ("Common Stock"), and one warrant ("Warrant") to purchase one-half of one share of Common Stock, pursuant to the registration statement on Form S-1 (File No. 333-210817). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $150,000,000. The Company has granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments, if any.

As previously reported on a Current Report on Form 8-K of the Company, on July 12, 2016, simultaneously with the consummation of the Offering, the Company completed a private placement (the “Private Placement”) of an aggregate of 460,000 placement units to M III Sponsor I LLC, M III Sponsor I LP and Cantor Fitzgerald and Co., generating gross proceeds of $4,600,000.

A total of $150,000,000 of the net proceeds from the Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).  Remaining proceeds of approximately $950,000 in the Company's operating account and is available for working capital purposes. An audited balance sheet as of July 12, 2016 reflecting receipt of the proceeds upon consummation of the Offering and the Private Placement has been issued by the Company and is included as Exhibit 99.1 to this Current Report on Form 8-K.

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to Cantor Fitzgerald for its services in connection with the Offering upon the consummation of such combination in an amount equal to $6,000,000. If the underwriters' over-allotment option is exercised, 6.0% of the gross proceeds from the over-allotment ($0.60 per unit or up to $1,350,000 in the aggregate) will be deposited in the trust account as deferred underwriting commissions. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial Business Combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2016 relates to our formation and the preparation for the Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated July 7, 2016 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2016, we consummated a private placement of an aggregate 460,000 units ("Private Placement Units") at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,600,000. The Private Placement Units, which were purchased by M III Sponsor I LLC and M III Sponsor I LP (collectively, the "Sponsor") and Cantor Fitzgerald & Co. ("CF & Co."), are substantially similar to the Public Units, except that, if held by the original holder or their permitted transferees, the warrants underlying the Private Placement Units (the "Placement Warrants") (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Company's initial business combination. If the Placement Warrants are held by holders other than the Sponsor, CF & Co. or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the Public Warrants. In addition, for as long as any Placement Warrants are held by CF & Co. or its permitted transferees, they may not be exercised after five years from the effective date of the Registration Statement. The sale of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from the Offering

On July 12, 2016 we consummated our initial public offering of 15,000,000 Units, with each Unit consisting of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $5.75 per half share (the “Public Offering”). The warrants will become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice if, and only if, the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period. The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $150,000,000.  The Company has granted the underwriters of the Public Offering a 45-day option to purchase up to 2,250,000 additional Public Units to cover over-allotments, if any. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-210817). The SEC declared the registration statement effective on July 6, 2016.

We paid a total of approximately $3,000,000 in underwriting discounts and commissions and approximately $600,000 for other costs and expenses related to the Public Offering.  In addition, the Underwriters agreed to defer approximately $6,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination, if consummated. We also repaid the note to our Sponsor from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $6,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $151,000,000 of which $150,000,000 (or $10.00 per Unit sold in the initial Public Offering) was placed in the Trust Account. Approximately $1,000,000 was held outside the Trust Account and will be used to fund the Company's operating expenses. The proceeds held in the Trust Account may be invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, which invest only in direct U. S. government obligations. See also the Form 8-K filed by the Company on July 13, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M III ACQUISITION CORP.

Dated: August 22, 2016	/s/ Mohsin Y. Meghji
Name: Mohsin Y. Meghji Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: August 22, 2016	/s/ Brian Griffith
Name: Brian Griffith Title: Chief Financial Officer (Principal Financial and Accounting Officer)