Form 10-Q
period 2016-09-30
M III Acquisition Corp.
filed 2016-11-14
CIK 1652362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 14, 2016, there were 19,210,000 shares of the Company’s common stock issued and outstanding.

M III Acquisition Corp.

Table of Contents

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Condensed Balance Sheet as of September 30, 2016 (unaudited) and December 31, 2015 (audited)	1

	Condensed Statements of Operation for the three months ended on September 30, 2016 and for the period from December 31, 2015 through September 30, 2016 (unaudited)	2

	Condensed Statement of Cash Flows for the period from January 1, 2016 to September 30, 2016 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M-III Acquisition Corp.
Condensed Balance Sheet

	As of September 30, 2016	As of December 31, 2015
	Unaudited

Assets
Cash	$913,858	$31,691
Prepaid Expense	71,292
Deferred offering costs	-	105,000
Current Assets	985,150	136,691

Cash held in Trust Account	150,031,297	-

Total Assets	$151,016,447	$136,691

Liabilities and Stockholders' Equity
Franchise tax payable	$9,690	-
Notes Payable	-	112,500
Current Liabilities	9,690	112,500

Deferred Underwriting Expense	6,000,000	-
Total Liabilities	6,009,690	112,500

Commitments and Contingencies	-	-
Common stock, 13,997,755 shares subject to possible redemption	140,006,756	-
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 share authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized; 5,212,245 shares issued and outstanding (excluding 13,997,755 shares subject to redemption) at September 30, 2016; 5,031,250 shares issued and outstanding at December 31, 2015(1)	521	503
Additional Paid-in Capital	5,016,257	24,497
Accumulated Deficit	(16,777)	(809)
Total Equity	5,000,001	24,191

Total Liabilities & Stockholders’ Equity	$151,016,447	$136,691

(1)	At December 31, 2015 the number includes an aggregate of 718,750 shares that were returned and cancelled in July 2016 and an aggregate of 562,500 shares that were forfeited upon the expiration of the underwriters' over-allotment without exercise.

The accompanying notes are an integral part of the unaudited condensed financial statements

M-III Acquisition Corp.
Condensed Statement of Operations

	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2016
	Unaudited	Unaudited

Formation and operating costs	$(47,265)	$(46,900)
Loss from operations	(47,265)	(46,900)
Interest Income	31,297	31,297
Net loss	$(15,968)	$(15,603)
Weighted average number of common shares outstanding - basic and diluted (1)	4,588,494	5,058,396
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

(1) Excludes 13,997,755 shares subject to redemption

The accompanying notes are an integral part of the unaudited condensed financial statements

M-III Acquisition Corp.
Condensed Statement of Cash Flows

Nine Months Ended September 30, 2016
Unaudited
Cash flows from operating activities:
Net loss	$(15,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest Income held in Trust Account	(31,297)
Changes in operating assets and liabilities
Prepaid expenses	(71,292)
Increase in franchise tax payable	9,690

Net cash used in operating activities	(108,867)

Cash flows from investing activities:
Principal deposited in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash flows from financing activities:
Repayment of Notes Payable	(238,000)
Net proceeds from issuance of units	146,848,325
Gross proceeds from private placement	4,600,000
Payment of deferred offering costs	(219,291)
Net cash provided by financing activities	150,991,034

Net increase in cash	882,167
Cash at beginning of the period	31,691
Cash at the end of the period	$913,858

Supplemental disclosure of noncash financing activities:
Deferred underwriting fees	$6,000,000
Deferred offering costs reclassified to equity	$105,000
Value of common stock subject to possible redemption	$140,006,756

The accompanying notes are an integral part of the unaudited condensed financial statements

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

At September 30, 2016, the Company had not commenced any operations. All activity through September 30, 2016 relates to the Company’s formation, the initial public offering (‘‘Offering’’) described below and work to identify a potential target for the initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering.

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

Sponsor and Proposed Financing:

The Company’s sponsor is M III Sponsor I LLC, a Delaware limited liability company, and M III Sponsor I LP, a Delaware limited partnership (“M III LLC” and “M III LP,” respectively; and collectively, the ‘‘Sponsor’’). The Company intends to finance its initial Business Combination with proceeds from the funds raised in the $150,000,000 Offering (Note 3) and the $4,600,000 private placement (Note 4). The $150,000,000 of net proceeds are held in the Trust Account. In addition to the $150,000,000 of net proceeds that were placed into the Trust Account, an overfunded amount of $3,500,000 was erroneously placed into the Trust Account by the underwriter, which amount was refunded on July 15, 2016 (see Note 8).

The Trust Account:

Following the closing of the Offering and the private placement on July 12, 2016, an amount of $150.0 million ($10.00 per unit) from the net proceeds of the sale of the Units in the Offering and the private placement, as well as the overfunded $3.5 million (Note 8) was placed in a United States-based trust account (“Trust Account”) at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee, which funds may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes or up to $50,000 of interest to pay dissolution expenses, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Offering if the Company is unable to complete its initial Business Combination by July 12, 2018 (subject to the requirements of law).

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating its initial Business Combination with (or acquisition of) a Target Business. A ‘‘Target Business’’ means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with the Company’s initial Business Combination. There is no assurance that the Company will be able to successfully effect its initial Business Combination.

The Company, after signing a definitive agreement for its initial Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets upon consummation of its initial Business Combination to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with the initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account as of September 30, 2016 is approximately $10.00 per Public Share ($150,031,297 held in the Trust Account divided by 15,000,000 Public Shares).

If the Company seeks stockholder approval of the initial Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Exchange Act) will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Offering (‘‘Excess Shares’’). However, the Company would not be restricting the stockholders’ ability to vote all of their shares (including Excess Shares) for or against the initial Business Combination.

The Company must complete its initial Business Combination by July 12, 2018. If the Company does not complete its initial Business Combination by July 12, 2018, then it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company (and Cantor Fitzgerald has agreed as part of its unit purchase agreement), pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account with respect to such shares only upon the Company’s redemption or liquidation in the event the Company does not complete its initial Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering. In order to protect the amounts held in the Trust Account, the Company’s Chairman and Chief Executive Officer has agreed that he will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Chairman and Chief Executive Officer will not be responsible to the extent of any liability for such third party claims.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Financial statements for the period from August 4, 2015 through September 30, 2015 have not been included since results were immaterial.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Cash, cash equivalents and securities held in Trust Account:

At September 30, 2016, all of the assets in the Trust Account were invested in the J.P. Morgan 100% US Treasury Money Market Fund (199) Institutional Share Class. As of September 30, 2016, the Trust Account had earned $31,297 in interest. The account is classified as restricted.

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

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments FASB ASC 820, ‘‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet.

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

Income Taxes:

The Company complies with the accounting and reporting requirements of FASB ASC 740, ‘‘Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of September 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Since the Company was incorporated on August 4, 2015, the evaluation was performed for the 2015 tax year, which will be the only period subject to examination upon filing of the appropriate tax returns. The income tax provision was deemed to be immaterial for the period ended September 30, 2016.

Redeemable Common Stock

All of the 15,000,000 shares of common stock sold as part of the Units in the Offering and the private placement contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at September 30, 2016, 13,997,755 of the 15,000,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.00 per share at September 30, 2016).

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Liquidity:

As of September 30, 2016, the Company had $913,858 in its operating bank account, as well as $150,031,297 in cash and cash equivalents held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs through the earlier of consummation of its initial Business Combination or July 12, 2018. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. The Company anticipates that its uses of cash for the next twelve months will be approximately $400,000 for expenses incurred in the search for target businesses, including the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of its initial Business Combination

Offering Costs:

Offering costs consist principally of legal, underwriting commissions and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to approximately $9.6 million were charged to stockholders’ equity upon completion of the Offering, including $3 million of underwriting commissions paid upon closing of the Offering and $6 million of deferred underwriting expenses recorded as a liability in the accompanying condensed balance sheet.

Net Loss per Share:

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,997,755 shares of common stock subject to possible redemption at September 30, 2016, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Offering and private placement to purchase 7,730,000 shares of the Company’s common stock in the calculation of diluted net loss per share because the exercise of the warrants is contingent on the occurrence of future events.

NOTE 3 — PUBLIC OFFERING

On July 12, 2016 the Company consummated the Offering of 15,000,000 Units at $10.00 per Unit (the “Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ‘‘Warrants’’). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or July 12, 2017 and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to July 12, 2018, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in the Offering during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotment, at the Offering price less the underwriting discounts and commissions. The underwriters did not exercise the over-allotment option.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares:

In August 2015, M III LLC purchased an aggregate 3,593,750 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.007 per share. On November 5, 2015, the Company effectuated a 1.760-for-1 stock split in the form of a dividend. All share and per-share amounts have been retroactively restated for the effect of this stock split. On December 31, 2015, the Company cancelled 1,293,750 Founder Shares issued in the stock split, and on July 6, 2016, the Company cancelled a further 718,750 Founder Shares issued in the stock split, resulting in an aggregate of 4,312,500 Founder Shares outstanding (which included 562,500 shares which were forfeited by the Sponsor since the underwriters’ over-allotment option was not exercised). As a result of the stock split and subsequent partial cancellations, the per-share purchase price of the Founder Shares decreased to $0.006 per share. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (A) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ‘‘Lock Up Period’’). If subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or if the Company consummates a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash, securities, or other property, the Founder Shares will be released from the lock-up.

Private Placement Units:

On July 12, 2016 the Sponsor and Cantor Fitzgerald purchased from the Company an aggregate of 460,000 private placement units, each consisting of one share of common stock and one warrant to purchase one half share of common stock with an exercise price of $5.75 per half share, at a price of $10.00 per unit (the ‘‘Private Placement Units’’). 340,000 Private Placement Units were purchased by the Sponsor and 120,000 Private Placement Units were purchased by Cantor Fitzgerald. The purchase price of the Private Placement Units was added to the net proceeds from the Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Units (including their component securities) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, Cantor Fitzgerald or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, Cantor Fitzgerald or their permitted transferees, the Private Placement Warrants contained in the Private Placement Units are redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units sold in the Offering. In addition, for as long as the Private Placement Warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement related to the Offering. Otherwise, the Private Placement Warrants contained in the Private Placement Units have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Offering and have no net cash settlement provisions.

If the Company does not complete its initial Business Combination, then the proceeds from the Private Placement units will be part of the liquidating distribution to the public stockholders and the Private Placement Units and their component securities issued to the Sponsor and Cantor Fitzgerald will expire worthless.

Related Party Loans:

M III LLC had agreed to loan the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the ‘‘Note’’) to cover expenses related to the Offering. This loan was non-interest bearing and payable on the earlier of July 31, 2016 or the completion of the Offering. As of September 30, 2016, all amounts owed under the Note had been repaid. In addition to the Note, the Sponsor advanced the Company an additional $2,766 to cover expenses related to the Offering, which was also repaid upon consummation of the Offering on July 12, 2016.

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

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

Other General and Administrative Services:

The Sponsor and the Company’s executive officers and directors, and their respective affiliates, will be entitled to be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, including but not limited to, identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, and the Company’s executive officers, directors and affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf, provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by the Company unless the Company consummates an initial Business Combination. Notwithstanding the foregoing, no reimbursement is due for office space and general administrative expenses incurred by M-III Partners, LLC provided to the Company.

NOTE 6 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

Upon the closing of the Offering and the private placement, a total of $150,000,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At September 30, 2016, the proceeds of the Trust Account were invested in U.S. treasury bills yielding interest of approximately 0.10%. The carrying value of the investment is stated at market and includes unrealized appreciation of approximately $31,297 at September 30, 2016.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2016	December 31, 2015
Assets:
Cash and securities held in Trust Account	1	$150,031,297	$-

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 35,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2016 there were 19,210,000 shares of common stock issued and outstanding, including 13,997,755 shares subject to redemption.

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2016, there were no shares of preferred stock issued and outstanding.

NOTE 8 — DUE TO UNDERWRITER

On July 12, 2016, the underwriter transferred an incremental $3.4 million of funds into the Trust Account and did not reserve $125,500 for their legal fees associated with the Offering.  On July 13, 2016, the $125,500 of legal fees was wired back from the Trust Account to the underwriter.  On July 15, 2016, an additional $3.4 million was wired back from the Trust Account to the underwriter in order to reimburse for its overfunding at closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. References in this report (the “Form 10-Q”) to “we,” “us” or the “Company” refer to M III Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to M III Sponsor I LP and M III Sponsor I LLC.

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

Overview

M III Acquisition Corp. is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2016 were organizational activities, and those necessary to prepare for the Offering described below and activities related to identifying an appropriate candidate for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We have generated, and anticipate continuing to generate, non-operating income in the form of interest income on cash and securities held after the Offering. We anticipate that such non-operating income will be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three- and nine-month periods ended September 30, 2016 we had net losses of $15,603 and $15,968, respectively.

The Company’s entire activity through September 30, 2016 was in preparation for the Offering, which was consummated on July 12, 2016, and searching after the consummation of the Offering for a target for our initial Business Combination. We believe that we have sufficient funds available to complete our efforts to effect our initial Business Combination with an operating business by July 12, 2018, which is 24 months from the closing of the Offering.

Liquidity and Capital Resources

On July 12, 2016, the Company consummated its initial public offering (the "Offering") of 15,000,000 units ("Units"), each Unit consisting of one share of common stock, $0.0001 par value per share ("Common Stock"), and one warrant ("Warrant") to purchase one-half of one share of Common Stock, pursuant to the registration statement on Form S-1 (File No. 333-210817). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $150,000,000. The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments, which option was not exercised by the underwriters and has now expired.

Simultaneously with the consummation of the Offering, the Company completed a private placement (the “Private Placement”) of an aggregate of 460,000 placement units to M III Sponsor I LLC, M III Sponsor I LP and Cantor Fitzgerald and Co., generating gross proceeds of $4,600,000.

A total of $150,000,000 of the net proceeds from the Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).  As described elsewhere in this report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Remaining proceeds of approximately $950,000 were deposited in the Company's operating account, of which $913,858 remained available for working capital purposes on as of September 30, 2016.

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to Cantor Fitzgerald for its services in connection with the Offering upon the consummation of such combination in an amount equal to $6,000,000. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that, while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial Business Combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such loans will be convertible into warrants of the post-business combination entity at a price of $0.50 per warrant. The warrants would be identical to the private placement warrants. Except as described above, the terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the portion of the underwriting commissions fee payable to Cantor Fitzgerald for its services in connection with the Offering which is due upon the consummation of the Business Combination in an amount equal to $6,000,000

Significant Accounting Policies

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were organized for the purpose of effecting a Business Combination. As of September 30, 2016, we had not commenced any operations or generated any revenues. All activity through September 30, 2016 relates to our formation and our Offering and, subsequent to the Public Offering, our efforts have been directed toward searching for a target for our initial Business Combination. Subsequent to consummation of the Offering on July 12, 2016, $150,000,000 of the net proceeds of the Offering and the private placement were deposited into the Trust Account which may be invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. Therefore, we do not believe there is a material interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2016, we consummated a private placement of an aggregate 460,000 units ("Private Placement Units") at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,600,000. The Private Placement Units, which were purchased by M III Sponsor I LLC and M III Sponsor I LP (collectively, the "Sponsor") and Cantor Fitzgerald & Co. ("Cantor Fitzgerald"), are substantially similar to the Public Units, except that, if held by the original holder or their permitted transferees, the warrants underlying the Private Placement Units (the "Placement Warrants") (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Company's initial Business Combination. If the Placement Warrants are held by holders other than the Sponsor, Cantor Fitzgerald or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the Public Warrants. In addition, for as long as any Placement Warrants are held by Cantor Fitzgerald or its permitted transferees, they may not be exercised after five years from the effective date of the Registration Statement. The sale of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from the Offering

On July 12, 2016 we consummated our initial public offering of 15,000,000 Units, with each Unit consisting of one share of common stock and one Warrant to purchase one-half of one share of common stock at an exercise price of $5.75 per half share (the “Public Offering”). The Warrants will become exercisable on the later of (i) 30 days after the completion of our initial Business Combination and (ii) 12 months from the closing of the Public Offering. The Warrants expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Warrants will be redeemable in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30-days’ notice if, and only if, the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period. The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $150,000,000.  The Company also granted the underwriters of the Public Offering a 45-day option to purchase up to 2,250,000 additional Public Units to cover any over-allotments, which option was not exercised and has expired. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-210817). The SEC declared the registration statement effective on July 6, 2016.

We paid a total of approximately $3,000,000 in underwriting discounts and commissions and approximately $600,000 for other costs and expenses related to the Public Offering.  In addition, the Underwriters agreed to defer approximately $6,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. We also repaid the note to our Sponsor from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $6,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $151,000,000 of which $150,000,000 (or $10.00 per Unit sold in the initial Public Offering) was placed in the Trust Account. Approximately $1,000,000 was held outside the Trust Account and will be used to fund the Company's operating expenses. The proceeds held in the Trust Account may be invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, which invest only in direct U. S. government obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

1.1**	Underwriting Agreement dated July 7, 2016, between the Company and Cantor Fitzgerald & Co.

3.1*	Amended and Restated Certificate of Incorporation

4.1**	Warrant Agreement dated July 7, 2016, between Continental Stock Transfer & Trust Company and the Company

10.1**	Investment Management Trust Agreement dated July 7, 2016, between Continental Stock Transfer & Trust Company and the Company

10.2**	Registration Rights Agreement dated July 7, 2016, among the Company and certain security holders

10.3**	Letter Agreement dated July 7, 2016, by and between the Company, certain security holders and the officers and directors of the Company

10.4**	Second Amended and Restated Unit Subscription Agreement dated July 7, 2016 among the Company, M III Sponsor I LLC and M III Sponsor I LP.

10.5**	Amended and Restated Unit Subscription Agreement dated July 7, 2016 by and between the Company and Cantor Fitzgerald & Co.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1***	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2***	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to our Current Report on Form 8-K filed on July 12, 2016.
**	Incorporated by reference to our Current Report on Form 8-K filed on July 13, 2016
***	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M III ACQUISITION CORP.

Dated: November 14, 2016	/s/ Mohsin Y. Meghji
Name: Mohsin Y. Meghji
Title: Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	/s/ Brian Griffith
Name: Brian Griffith
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

