Form 10-K
period 2016-12-31
M III Acquisition Corp.
filed 2017-03-30
CIK 1652362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37796

M III ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-4787177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Columbus Circle 15th Fl. New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 716-1491

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on July 8, 2016 and the registrant’s shares of common stock and warrants began trading on the NASDAQ Capital Market on August 29, 2016. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on December 30, 2016, as reported on the NASDAQ Capital Market, was $146,250,000.

As of March 27, 2017, 19,210,000 shares of common stock, par value $0.0001 per share (the “common stock”) were issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“we,” “us,” “company” or “our company” are to M III Acquisition Corp.;

•	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team have purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
•	“management” or our “management team” are to our executive officers and directors;

•	“operating advisors” are to the individuals described herein as such under the caption “Operating Advisors” and any other individuals designated by us as operating advisors;

•	“M III LP” are to M III Sponsor I LP, a Delaware limited partnership; Mohsin Y. Meghji, our Chairman and Chief Executive Officer, is the Chief Executive Officer of M III Acquisition Partners I Corp., a Delaware corporation which is the sole general partner of M III Sponsor I LP;

•	“M III LLC” are to M III Sponsor I LLC, a Delaware limited liability company; Mohsin Y. Meghji, our Chairman and Chief Executive Officer, is the managing member of M III Acquisition Partners I LLC, the sole managing member of M III Sponsor I LLC;

•	“M-III Partners” are to M-III Partners, LP or its predecessor in interest, M-III Partners, LLC, as applicable;
•	“sponsor” are to M III LLC and M III LP, collectively;

•	“combined team” is to our management team, our operating advisors and the management and employees of M-III Partners and its subsidiaries, collectively;

•	“founder shares” are to shares of our common stock, 3,750,000 of which are currently outstanding and have been issued to our initial stockholders prior to our initial public offering;

•	“private placement units” are to the units issued to our sponsor and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) in a private placement simultaneously with the closing of our initial public offering;

•	“private placement shares” are to the shares of our common stock included in the private placement units;

•	“private placement warrants” are to the warrants included in the private placement units;

•	“public units” are to the units sold in our initial public offering;

•	“warrants” refer to our redeemable warrants, which includes all of our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain any additional financing that may be required to complete our initial business combination;
•	our pool of prospective target businesses;
•	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.     Business

Introduction

We are a blank check company incorporated in August 2015 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Objective and Business Opportunity

We have and will continue to focus our efforts on seeking and consummating an initial business combination with a company that has an enterprise value of between $350 million and $750 million, although a target entity with a smaller or larger enterprise value may be considered. While we may pursue an acquisition opportunity in any business industry or sector and in any geographic region, we expect to focus on businesses based in North America that engage primarily in the financial services, healthcare services and industrials sectors because we believe that this best combines the expertise and experience of our combined team with sectors that offer attractive investment opportunities.

It is our philosophy that capital has become increasingly commoditized and that successful investment results will come not from having capital alone, but rather from having the ability to accurately assess businesses with complex strategic, management and operational issues and the added expertise to deal with these issues in increasingly competitive and changing environments. We believe this to be particularly true during times of economic uncertainty, dislocations in capital markets and other conditions that create a challenge for businesses, and opportunities for investors with the right management team. In recognition of this, we have assembled a team of executives, directors and other advisors who blend traditional investment and acquisition expertise, management and operational expertise, and deep experience in financial, strategic and operational restructurings. We are confident that this team is capable of creating value in businesses that we acquire.

We believe that the broad experience and expertise of our combined team enable us to explore a wide range of potential acquisition targets. We target companies with strong business fundamentals and those which are in need of operational improvement and can thereby benefit from our human and financial capital. The members of our combined team have proven experience and track records in identifying, acquiring and improving businesses that have strong underlying fundamentals, but are undervalued due to company-specific issues, industry dislocation, limited access to capital, or other exogenous factors that are fundamentally temporary in nature. Our combined team has played meaningful roles in contrarian investment situations with businesses requiring significant changes in strategy, enhancement of management or operational improvement, using our expertise in those areas to improve the businesses and drive ongoing growth.

We believe that the experience, capabilities and track record of our combined team will make us an attractive partner for potential target businesses, enhance our ability to complete a successful business combination and, thereafter, improve the performance of the business in order to create value for investors.

Our management team is led by Mohsin Meghji. Mr. Meghji serves as our Chairman and Chief Executive Officer. Mr. Meghji is the Managing Partner of M-III Partners and is a nationally recognized U.S. turnaround professional with a track record of building value across a wide range of sectors, including financial services, healthcare services and industrials. M-III Partners is a merchant banking, investment and restructuring advisory firm founded by Mr. Meghji whose philosophy and approach marries management and operations with financial expertise in order to enhance performance and create value. Mr. Meghji has over 25 years of advisory and management experience in building value in companies that are undergoing financial, operational or strategic transitions. He has accomplished this through both operating management and financial advisory roles, often in partnership with some of the world’s leading financial institutions, private equity firms and hedge fund investors.

Mr. Meghji has led the repositioning of, and driven value creation at, numerous businesses over the past two decades in an operating management or financial advisory capacity. Mr. Meghji’s most recent corporate management role was at Springleaf Holdings, LLC, a subprime consumer finance company (now known as OneMain Holdings, Inc.), where he served as Executive Vice President and Head of Strategy and as Chief Executive Officer of its captive insurance companies, Merit Life Insurance Co. and Yosemite Insurance Company. These insurance companies provided life, property and casualty insurance coverage to Springleaf’s customers. Springleaf was created in late-2010 when American International Group, Inc. sold 80% of its subsidiary, American General Finance Inc., to affiliates of Fortress Investment Group LLC. At the time of the sale, American General Finance Inc. provided consumer loans, retail financing and mortgages to more than one million families through more than 1,100 branches located across the United States, Puerto Rico, the Virgin Islands and the United Kingdom. After multiple years of operating losses, Springleaf turned profitable in 2013 as a result of the strategic, management and operational improvements implemented by its new ownership and management team, evidencing a significant turnaround in its performance. Springleaf went public (NYSE: LEAF) in October 2013 at a $1.95 billion valuation. As part of its senior management team and Head of Strategy for the company, Mr. Meghji played a key role in this successful transition.

Over the course of his career, Mr. Meghji, along with several of his colleagues at M-III Partners, has driven improvements in performance for numerous companies experiencing challenges. The following represents a sample of such cases:

•	Mariner Health Care, Inc., one of the largest nursing home operators in the United States, with more than 400 locations containing more than 49,000 beds at the time of its bankruptcy filing. Mr. Meghji was retained in 1999 as turnaround advisor to the various private equity funds who controlled Mariner following its bankruptcy. During his tenure at Mariner, he worked with the investor group to develop the turnaround business plan, hired a new management team and served on the Board of Directors from 2002 – 2004. The business plan included significant overhead and cost reductions, facility rationalization and a significant investment in IT improvements.

•	Covanta Energy Corp., a national provider of waste management and energy generation services to municipal entities. Mr. Meghji was retained as Chief Restructuring Advisor to assist Covanta in the development of a business plan while restructuring through a Chapter 11 bankruptcy proceeding. While at Covanta, Mr. Meghji spearheaded a restructuring of the company’s operations through divestiture of non-core operations, increasing focus on the core “waste-to-energy” business, rationalizing the overall cost structure and enhancing the management team.

•	Masonite International Inc., one of the largest door manufacturers in the world. Mr. Meghji and Thomas Persteiner, who will serve as one of our operating advisors, were initially retained in 2008 as financial advisors to debtholders who had taken control of Masonite during a Chapter 11 bankruptcy proceeding. At Masonite, Messrs. Meghji and Persteiner worked with a new management team to develop a turnaround business plan and manufacturing strategy. This business plan required significant overhead and other cost reductions in order to counter a massive decline in sales due to the global financial crisis.

•	Capmark Financial Group Inc., a leading commercial real estate finance company with businesses in commercial real estate lending and mortgage banking, investment and funds management, and servicing in North America, Asia and Europe. Capmark was the successor to GMAC’s Commercial Mortgage Business which was purchased by affiliates of Kohlberg Kravis Roberts & Co. L.P., Goldman Sachs and others in March 2006. Mr. Meghji was retained as Chief Restructuring Officer in 2009 and worked with Capmark’s management team to restructure the business through a Chapter 11 bankruptcy proceeding which culminated in 2011.

In each of these cases and others, Mr. Meghji and his team successfully identified the value within the business, designed and implemented a business plan which maximized this value and enabled shareholders to realize this value. We caution that the historical results reflected above are not indicative of future results and no assurance can be given as to whether future transactions will achieve similar results.

Mr. Meghji’s management and restructuring expertise is supplemented by the investment expertise of Suleman E. Lunat, a Partner at M-III Partners who serves as our Executive Vice President and Head of Corporate Development, and other investment professionals from M-III Partners. Mr. Lunat is an accomplished investment professional with extensive experience in sourcing equity and debt investment opportunities at Apollo Global Management and other investment firms. Before joining Apollo, Mr. Lunat served as a member of the founding team of Greenhill Capital Partners LLC (now known as GCP Partners), the private equity business of Greenhill & Co., Inc. With support from our broader team, he has primary responsibility for evaluating the merit of investment opportunities.

Mr. Lunat has 20 years of experience as an investor in public and private equity, credit and distressed special situations and investment banking. Over this period, he has developed investment experience over a broad range of industries. Mr. Lunat has provided M&A, debt restructuring and capital raising services to a range of middle market and large corporate clients in North America and Europe. He also has developed experience as a principal investor in private equity and credit and distressed special situations. We believe that this experience has provided Mr. Lunat with an inter-disciplinary approach to investment analysis, as well as a deep understanding of capital structures. Additionally, we believe that the contacts developed by Mr. Lunat over the course of his career can be helpful in identifying and making introductions to potential acquisition candidates. Mr. Lunat’s analytical skills have led him to a track record of successful investment results, including as an investor in both Capmark and Springleaf.

In addition to leveraging the contacts and relationships held by our combined team to identify attractive acquisition opportunities, we also benefit from the long-standing relationships held by the management, directors, operating advisors and other advisors of M-III Partners with owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers. Certain key members of the M-III Partners team are active members of our combined team and the remainder of the professionals of M-III Partners are available to us to provide specific expertise on an as-needed basis. M-III Partners receives a regular stream of investment opportunities in the ordinary course of its business and these opportunities are made available to us prior to their review by M-III Partners for its own account.

Acquisition and Business Strategy

Target Industries of Focus

We focus primarily on identifying attractive acquisition candidates in the financial services, healthcare services and industrial sectors based in North America, but our search for business combination targets may extend across the wider range of industry sectors and geographies in which we believe that we can create shareholder value. We believe that our investment and operating expertise across multiple industry verticals will give us a large, addressable universe of potential targets in order to enable us to maximize our chances of completing a business combination in a timely manner and to maximize shareholder returns following such acquisition.

We have elected to focus our search for an initial business combination target on financial services, healthcare services and industrials because multiple members of our combined team have extensive experience and a successful track record of investment and management within those sectors. We believe that each of these three industries is currently experiencing some element of change or dislocation that is having a broad impact on businesses within the industry. Those businesses which have the capital and expertise to respond well will obtain a competitive advantage that should drive a disproportionate increase in shareholder value. We believe that this creates a significant opportunity for us to apply our human and financial capital to our initial acquisition target in order to capture this disproportionate increase in value for our shareholders.

Our experience and the broad rationale for our interest with respect to each of these three primary sectors for investment focus is as follows:

➤ Financial Services.

The financial services sector is a primary area of focus due to a combination of our combined team’s depth of experience in this industry and the opportunity that we perceive from the rapid change that is transforming the industry. Driven primarily by the after-effects of the global financial crisis, the recent imposition of the Dodd-Frank regulatory regime, potential regulatory changes under the Trump administration, as well as other regulatory and market events, financial services firms are being forced to reconsider their core strategies. We would expect that this change would be accelerated in an environment characterized by economic uncertainty, instability in capital markets and uncertain regulatory regimes. In many cases, large diversified financial services companies are being forced to retrench and, as a result, are curtailing services and exiting business lines. These secular changes have created an opportunity for non-regulated entities to fill the void created by the large diversified financial services companies and play a more important role in providing services such as lending, specialty finance, insurance and asset management. Concurrently, many smaller financial services firms are being forced to raise capital in order to satisfy regulatory requirements, finance necessary investment or exploit available growth opportunities. This trend may be reversed if proposed regulatory initiatives are implemented.

In addition to regulatory changes, the financial services industry is also being transformed by technological changes. Currently, new technologies are driving the conversion of traditional, relationship-driven market segments into online solutions, as, for example, traditional money managers are seeing increasing competition from online management products and traditional consumer lenders are seeing increased competition from online lenders and loan brokers. Similarly, in areas such as payment processing and credit cards, long-established market leaders are facing new competition that is more convenient, secure and cost-effective than the traditional solutions. The changes wrought by these new technologies are forcing established companies to re-think their business models and strategies. Many of these companies have a sustainable business, but are challenged by identifying their key competitive strengths in this new environment or obtaining the capital needed to adapt.

We believe that regulatory and technological change will continue to drive industry dislocation for the foreseeable future, despite growing demand for financial services. We believe that this creates opportunity for an investment team with deep expertise in the financial services industry, such as us, to create value.

Members of our combined team have extensive experience in a wide variety of sectors in the financial services industry, having been involved in a variety of capacities in companies such as Springleaf, Capmark, Berkadia Commercial Mortgage, Hunt Mortgage Group, American International Group, John Hancock Financial Services, MacKay Shields, LLC and Pioneer Investments USA. We also believe that we have access to a deep roster of professional contacts in the industry, resulting from decades of our combined team’s analysis, investment and restructuring of companies within these sectors. These include senior executives of private equity firms, commercial banks, investment banks, finance companies, insurance companies and asset managers. We believe that our relationships with these senior executives will provide us with access to investment opportunities from which we can seek an appropriate business combination target.

➤ Healthcare Services.

We believe that the healthcare services industry will provide attractive acquisition opportunities because it is experiencing rapid transformation and strong secular tailwinds. Factors such as demographic change, technological change and the rising incidence of chronic disease will, we believe, drive increasing demand for various healthcare and healthcare-related services. For example:

•	the US Department of Health and Human Services reported in February 2017 that the number of Americans under 65 years of age who do not have health insurance has dropped by approximately 20 million between 2010 and 2015;

•	in its Health, United States, 2015 report, the Centers for Disease Control reported that the average life expectancy in the United States increased from 76.8 years in 2000 to 78.8 years in 2014; and

•	the Administration for Community Living of the US Department of Health and Human Services reports that the number of Americans who are 65 or older is projected to increase from 40.2 million in 2010 to 54.8 million in 2020 and then to 72.0 million by 2030.

Although the aging population and rising incidence of chronic disease drive demand for increased healthcare services, this increased demand is offset by a global focus on reducing the cost of healthcare delivery and payment based upon successful outcomes (rather than volume or cost). Potential regulatory changes may also offset this rising demand.

Concurrently with this increase in demand for healthcare services and changes in delivery and reimbursement models, the healthcare services industry is also being transformed by technological change. These changes include advances in both hardware and software that can provide more effective and efficient delivery of healthcare services. Notably, the introduction of online medical records and network-enabled diagnostic equipment has created the ability to collect large quantities of real-time patient data. Similarly, improved data analysis technologies are enabling both providers and consumers of healthcare services to identify the factors that produce the most positive outcomes in order to develop the most cost-effective solutions.

These changes are forcing businesses in the healthcare services sector to adapt to new conditions. Some of these businesses are successfully navigating these changes with internal resources, but many others require additional financing or management expertise to address this rapidly changing business environment. These changes have triggered a wave of merger and acquisition activity within the industry, as companies seek acquisitions to achieve scale or obtain technologies that are perceived as necessary to thrive in this new environment, while simultaneously divesting non-core assets in order to preserve high growth rates in a cost-sensitive environment.

Members of our combined team have significant management experience in the healthcare services sector, having been involved in a variety of capacities in companies such as HealthSouth Corporation, Mariner, Interim HealthCare, Medical Staffing Network, Gyrus ACMI, Tender Loving Care Home Health Care, American HomePatient and Rotech. From this experience, we understand the regulatory and insurance reimbursement complexities that are inherent in managing healthcare services companies, as well as the unique challenges of managing multi-locational healthcare businesses. While the regulatory and reimbursement regime can be complex and may deter many investors, a knowledgeable management team, such as ours, can navigate those complexities in order to drive growth.

We believe that the healthcare services sector offers to us a large pool of potential acquisition candidates and that our extensive range of contacts within the industry will provide us with access to a stream of potential investment opportunities. When coupled with our specialized expertise in this sector, we believe that we will possess a competitive advantage as we source and act upon investment opportunities in the sector.

➤ Industrials.

We believe that industrial companies today are facing a changing operating environment that is having a significant impact on profitability. Changes in market demand, end-buyer preferences, technology, regulation, currency, input costs and manufacturing costs are ongoing. These changes can have a significant impact on the size and growth rate of various market segments and on the competitive position of the assets and business models that serve them. Moreover, the effect of these changes on many industrial companies has been magnified by the forces of globalization and by continuing global economic instability.

The industrial dynamics described above create both opportunities and threats, including (i) end markets can grow or shrink, (ii) capacity can be long or short and (iii) a given asset type or business model can become advantaged or not. Under any of these circumstances, management teams may or may not accurately diagnose how best to respond. This constant interplay between the changing environment and individual companies’ evolving strategies creates the potential for situations in which assets are mispriced relative to their potential. This is particularly true in the middle market where many industrial companies lack the resources to navigate this complex business environment.

We believe that all of these changes are driving the need for adjustments to strategy, operations and capital structure that create opportunity for us to acquire an industrial company and enhance its value. Whether the challenge arises from globalization, technology or other causes, we believe that the changing environment for industrial companies has made management skill a significant competitive advantage for an industrial company. Those industrial companies that have strong management and sufficient financial resources will become industry leaders, while those who are unable to recognize or adapt to the changing environment will fall behind.

We have assembled a team of executives, directors, operating advisors and others who have a broad range of experience, enabling us to provide the financial and management resources necessary for an industrial company to thrive in today’s competitive environment. Members of our combined team have successfully transformed industrial companies in multiple industry segments by re-designing strategy, enhancing management capabilities and improving operations. They have been involved in a variety of capacities in companies such as GKN plc, Johnson Controls, Volvo Truck, GE Aerospace, Electrical Components International, Standard Pacific Corporation and Champion Home Builders. Members of our combined team have successfully transformed struggling industrial companies in multiple industry segments by re-designing strategy, enhancing management capabilities and improving operations. In the course of these efforts, they have created substantial value. We believe that our team will provide us with skilled resources to source, analyze, negotiate and close an attractive initial business combination, as well as to provide us with additional expertise and insights as we work to maximize value of the companies that we acquire.

Acquisition Criteria

Our management team is committed to efficiently and effectively identifying and conducting due diligence on appropriate acquisition targets in order to maximize our opportunity to consummate a business combination. Based upon the experience of our combined team, we have identified a variety of criteria and guidelines that we expect to apply when evaluating any potential acquisition. These include:

➢	Underlying Fundamentals of the Target Business. The factors that we will evaluate in determining whether the underlying fundamentals of a target business meet our anticipated criteria include: Its financial condition and historical results of operation; our expectations of projected performance; the industry in which it operates; its brand recognition and potential; the experience and skill of existing management and availability of additional personnel; any additional capital requirements; its competitive position; any barriers to entry for potential competitors in the relevant industry; the stage of development of its key existing and potential products, processes or services; existing distribution channels for its products and potential for expansion; the degree of current or potential market acceptance of the products, processes or services; any proprietary aspects of products and the extent of intellectual property or other protection for products or formulas; and industry leadership, sustainability of market share and attractiveness of market industries in which the business participates.

➢	External Factors Affecting the Target Business. The external factors affecting the target business that we anticipate we will evaluate include: The impact of regulation on the business; the regulatory environment of the industry; and the specific competitive dynamics in the industry within which the company competes.

➢	Anticipated Contribution that our Combined Team can Make to Growth of the Business. The factors that we will evaluate in determining the anticipated contribution that our combined team can make to the growth of the target business include: The scope of experience and skills possessed by our combined team in the relevant business and industry; the need for additional capital or management support required by the target business; and the value of our expertise in strategy, management and operations to the business.

➢	Opportunity for Superior Investment Return. The factors that we will evaluate in determining whether we are likely to obtain a superior return on our investment in the business include: the valuation at which our investment is made; the appropriateness of the business for public capital markets; the potential for growth from add-on acquisitions; the potential for profitable, organic long-term growth; and the costs associated with effecting the business combination.

We anticipate that we will find the greatest number of opportunities for our initial business combination among middle market companies with aggregate enterprise value of approximately $350 million to $750 million, as determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies.

We believe that our investment results will be strongest when our expertise and resources can meaningfully contribute to the management and growth of the acquired business. This includes situations such as:

➢	Strategic or Operational Improvements. Our combined team has significant and successful experience in investing in, and working with, companies where there is an opportunity to effect meaningful operational improvements or derive meaningful benefit from a change in strategy.

Members of our combined team have worked with such companies as investors, senior management, board members and consultants. We intend to tailor our approach to working with the target company’s management team to address the unique challenges and opportunities they face. Our combined team has the versatility and flexibility to allow us to provide strategic guidance as board members or to take on direct senior leadership roles to design and implement operational improvements or strategic change at the target company.

➢	Value-Added Capital for Growth and/or Consolidation Opportunities. Over decades of combined investment experience, our combined team has developed significant expertise in successfully identifying and investing in companies that are achieving rapid and profitable organic growth and growth through strategic initiatives. Our combined team also has a long and successful track record in managing businesses of this nature. Through this experience, we have found that management teams vary in their ability to recognize growth opportunities and take advantage of them. It is our current intent to target companies whose management teams recognize the opportunities in their industry, but lack the capital to take advantage of those opportunities or could benefit from our combined team’s years of business experience in order to most effectively take advantage of those opportunities.

➢	Established Companies in an Industry Experiencing Dislocation. We may seek to acquire an established company operating in an industry undergoing dislocation. Industries typically experience dislocation when faced with, among other things, supply and demand imbalances, new technology entrants, cyclicality and legal or regulatory challenges. We view episodes of industry dislocation as opportunities to acquire a company at an attractive multiple and invest in strengthening the long-term market position of the company over its competitors. The history of our combined team in successfully managing companies during periods of dislocation makes this a criteria that we will particularly seek as we identify appropriate business combination targets.

➢	Complex or Out-of-Favor Businesses. Our management team believes that businesses that have situational complexity or operate in industries that have fallen out-of-favor with investors can provide attractive investment opportunities. Within a business, situational complexity can often arise from business, legal, regulatory or capital structure issues. Our combined team has a successful record of managing investments and operating improvements in complex or out-of-favor businesses by applying tailored solutions that drive value creation. Recognizing that capital today is becoming commoditized, we believe that it is the management skills of our combined team and our experience in managing complex situations that provide us with our greatest strategic advantage.

➢	Ownership Transition Transaction. In our experience, acquisition opportunities for good businesses periodically arise when the external needs of the current owner restrict further investment in the business. These restrictions can arise from changing corporate priorities, financial distress within the owner, contractual divestiture requirements applicable to private equity funds, or other factors. In situations of this nature, it is not unusual for the seller to seek to retain a meaningful stake in the business in order to preserve the opportunity for further appreciation. We expect to actively seek out opportunities to acquire businesses of this nature in which we believe that the underlying business fundamentals justify the investment cost and provide a strong opportunity to achieve superior investment returns. Moreover, we believe that our close relationships with private equity firms will provide us with access to investment opportunities of this nature.

➢	Deleveraging Transaction. Our combined team’s extensive relationships with lenders and private equity firms, as well as their prior experience in making deleveraging investments, should position us well to source and execute a recapitalizing acquisition. We believe that the record issuance of high yield debt and leveraged loans from 2011 through the first half of 2015 will lead to an increase in companies that will need to de-lever within the next two years. As opposed to distressed debt funds and investors, we believe we would be a preferred refinancing/de-leveraging solution to owners and management teams of middle-market companies.

➢	“Partnership” Sale. We may seek to acquire one or more companies from a current owner, private equity or otherwise, who would like to retain a meaningful stake in the company to preserve and enhance potential upside. As a source of public equity capital, we believe that we will be well-positioned to provide liquidity to such an owner and expect that potential acquisition targets and partners would view the contribution to be made by our combined team as a positive factor in reviewing any acquisition proposal from us. We also could be an attractive financial and operating partner for a private equity firm that sees compelling acquisition opportunities, but may be already fully-invested.

The criteria and situations described above are not intended to be exhaustive and our evaluation of any particular initial business combination may reflect other considerations, factors and criteria deemed relevant by our management in effecting the relevant transaction, consistent with our business objective and strategy. Additionally, our management team may prioritize the importance of those factors differently when evaluating different target businesses, based upon our experiences with investments and acquisitions in the relevant industry.

Acquisition Process

In implementing the strategy described above, we have undertaken a disciplined approach to identifying, analyzing, negotiating, documenting and consummating any business combination and have developed investment policies and procedures that are intended to allow us to respond quickly to opportunities, while preserving the quality of our investment approval process.

Sourcing of Potential Acquisition Targets

Each member of our combined team is tasked with the responsibility for identifying and introducing to us potential business combination targets in order to provide a steady flow of investment opportunities. Our combined team are all highly experienced in their fields and have been selected with the goal of ensuring that we have the contacts and expertise needed to source our initial business combination target and add-on acquisitions. Each of them has developed a broad network of contacts and corporate relationships and has committed to using those contacts and relationships to assist us in sourcing investment opportunities.

Our combined team has developed its network of contacts and relationships though personal experience in sourcing, acquiring, operating, developing, growing, financing and selling businesses, as well as executing transactions under varying economic and financial market conditions. Members of our combined team have served as executive officers or directors of financial services, healthcare services and industrial companies such as Bluestem Group Inc. (formerly known as Capmark Financial Group Inc.), Mariner Health Care Inc., iStar Financial Inc., Champion Home Builders, Springleaf Financial, John Hancock Financial Services, Ormet Corporation and Standard Pacific Corp. Through the professional experiences of our combined team, we have access to senior management of companies in our target industries (i.e., financial services, healthcare services and industrials) and others, as well as to executives and senior leaders of commercial banks, investment banks, private equity funds and hedge funds, who either hold business combination targets within their portfolios or otherwise can introduce us to valuable investment contacts. In addition, key members of our combined team have long-standing and strong relationships with senior players in the restructuring industry (such as financial advisors, distressed debt traders and investors, lenders, accounting firms, law firms and others).

We are confident that these networks of contacts and relationships are important sources of investment opportunities, both by making introductions to specific opportunities and by providing us with investment ideas and targets that we can investigate through our internal resources. We also anticipate that this network will provide our management team with introductions to opportunities which are proprietary or where a limited group of investors is invited to participate in the sale process.

Investment Process

In evaluating a prospective target business, we expect to conduct a thorough and extensive due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, and review of financial and other information that is made available to us.

We believe that our combined team is uniquely qualified to conduct a thorough diligence examination and understand the risks and opportunities inherent in the business of a particular company. In addition to the substantial management and operating experience of our combined team, key members of our combined team have extensive expertise in managing businesses in a wide variety of industries through financial and operational restructurings. Though this experience, we have built an expertise in quickly and efficiently identifying the risks, inefficiencies and opportunities for a business. We have also developed expertise in identifying management strengths and weaknesses, so that we can provide support where appropriate and otherwise make difficult, but often essential, management changes.

Our combined team also is well-qualified to undertake the financial analysis necessary to determine whether a particular business is an attractive business combination candidate. Members of our combined team have a diverse professional backgrounds and qualifications, including experience as investment bankers, “buy-side” investment professionals and restructuring advisors. Our combined team possesses valuable professional credentials and certifications, including certified turnaround professionals, chartered accountants, CPA’s, MBA’s and law degrees.

Our experience has shown us that successful acquisition transactions result not just from thorough diligence and attractive deal terms, but also from intangible factors, such as personal relationships and trust. Our combined team is well-versed in the art and science of negotiating investment and acquisition transactions, having been involved in a wide variety of such transactions during their careers. We also have found that trust which is built with the business management team during the diligence and negotiation stages of a transaction often provide the glue that binds the team together and allows difficult decisions to be made more easily after the transaction closes. Through our professional experience, we have learned how to delicately balance the conflicting goals of obtaining the best transaction terms for our investors and maintaining a strong relationship with the seller and the business management team. We believe that this, when coupled with our management experience, allows us to act more quickly and effectively to make the changes needed to improve management and operational efficiency of a business and build value.

Initial Business Combination

NASDAQ rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or a qualified independent accounting firm with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own common stock and warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. For additional information regarding our executive officers’ and directors’ business affiliations, see “Management —  Directors and Executive Officers”.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 12, 2018.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this process a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination currently in the amount of $144,969,529 (including amounts held outside the trust account at December 31, 2016) assuming no redemptions and after payment of $6,000,000 of deferred underwriting fees, we offer a target business a variety of options. These include, among other things, creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, funding for the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Origination and Sourcing of Target Business Opportunities

We believe our combined team’s extensive investment and transaction experience, along with relationships with intermediaries and companies, will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our combined team have developed a broad network of contacts and corporate relationships around the world. This network has been developed over the course of over 25 years, in the case of our Chairman and Chief Executive Officer.

We believe that the combined team’s network of existing contacts and relationships will be able to deliver a flow of potential platform and add-on acquisition opportunities which are proprietary or where a limited group of established, credentialed buyers have been invited to participate in the sale process. In addition, we anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We anticipate that target business candidates will also continue to be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus relating to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors.

Selection of a target business and structuring of our initial business combination

NASDAQ rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA or a qualified independent accounting firm with respect to the satisfaction of such criteria. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

➤	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

➤	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that the additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

➤	we issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

➤	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

➤	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and (ii) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us (and Cantor Fitzgerald has agreed as part of its unit purchase agreement), pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and (except for Cantor Fitzgerald) any public shares they may hold in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

➤	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

➤	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to purchase will remain open for at least 20 business days in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

➤	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

➤	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. Cantor Fitzgerald has not committed to vote any private placement shares held by them in favor of our initial business combination. As a result, we would need only 5,515,001 of the 15,000,000 public shares outstanding (approximately 36.8%) sold in our initial public offering to be voted in favor of our initial business combination in order to have such transaction approved. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us (and Cantor Fitzgerald has agreed as part of its unit purchase agreement), pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and (except for Cantor Fitzgerald) public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares”. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from two days prior to the vote on the business combination if we distribute proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholders meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until July 12, 2018.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, executive officers and directors have agreed that if we do not complete our initial business combination by July 12, 2018, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by July 12, 2018.

Our initial stockholders have entered into a letter agreement with us (and Cantor Fitzgerald has agreed as part of its unit purchase agreement), pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination by July 12, 2018. However, if our initial stockholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by July 12, 2018.

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 12, 2018, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Prior to acquiring any securities from our initial stockholders, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $869,000 of proceeds held outside the trust account (as of December 31, 2016), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Mohsin Meghji, our Chairman and Chief Executive Officer has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Mr. Meghji will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Mr. Meghji would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, and Mr. Meghji asserts that he is unable to satisfy his indemnification obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Meghji to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Meghji to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that Mr. Meghji will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Meghji will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $869,000 from the proceeds held outside the trust account (as of December 31, 2016) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000).

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by July 12, 2018 may be considered a liquidation distribution under Delaware law. Delaware law provides that if a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by July 12, 2018, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by July 12, 2018, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following July 12, 2018, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and auditors) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Mohsin Meghji, our Chairman and Chief Executive Officer, may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our business combination by July 12, 2018 and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Meghji will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination by July 12, 2018 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

➤	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

➤	we will consummate our initial business combination only if we have net tangible assets upon consummation of our initial business combination of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

➤	if our initial business combination is not consummated by July 12, 2018, then our existence will terminate and we will distribute all amounts in the trust account; and

➤	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered, and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that Mr. Meghji or any other members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process, but he has and will continue to devote a substantial portion of his professional time to our affairs.

Periodic Reporting and Financial Information

We registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or IFRS, that the potential target business will be able to prepare its financial statements in accordance with GAAP or IFRS, or that the potential target may be able to obtain a PCAOB-compliant audit. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2017 as required by the Sarbanes-Oxley Act. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

You should carefully consider all of the following risk factors and all the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the NASDAQ rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, after approval of our board, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, after approval of our board, our initial stockholders have agreed to vote their founder shares and, except with respect to Cantor Fitzgerald, private placement shares, as well as any public shares purchased during or after our public offering, in favor of our initial business combination. Our initial stockholders, excluding Cantor Fitzgerald, own 21.3% of our outstanding shares of common stock. As a result, we would need only 5,515,001 of the 15,000,000 public shares outstanding (approximately 36.8%) to be voted in favor of our initial business combination in order to have such transaction approved. Accordingly, if we seek stockholder approval of our initial business combination, after approval of our board, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares and private placement shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval (unless stockholder approval is required by law or the NASDAQ rules, or we decide to obtain stockholder approval for business or other legal reasons), public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 12, 2018. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination July 12, 2018. We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a public stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a public stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination by July 12, 2018, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by July 12, 2018 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond July 12, 2018 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our common stock, you will lose the ability to redeem all such shares in excess of 20% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, on our redemption, and our warrants will expire worthless.

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, this may potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until July 12, 2018, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 12, 2018, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, are sufficient to allow us to operate July 12, 2018; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only $869,058 (as of December 31, 2016) are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even if these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Mohsin Meghji has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Meghji will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Meghji has sufficient funds to satisfy their indemnity obligations and, therefore, Mr. Meghji may not be able to satisfy those obligations. We have not asked Mr. Meghji to reserve for such eventuality. We believe the likelihood of Mr. Meghji having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our directors may decide not to enforce the indemnification obligations of Mohsin Meghji, our Chairman and Chief Executive Officer, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share or (ii) other than due to the failure to obtain such waiver, such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and Mr. Meghji asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Meghji to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Meghji to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

➤	restrictions on the nature of our investments, and

➤	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

➤	registration as an investment company;

➤	adoption of a specific form of corporate structure; and

➤	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 12, 2018 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following July 12, 2018 in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and auditors) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 12, 2018 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by NASDAQ), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than thirty (30) days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act within 90 days after the closing of our initial business combination, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the founder shares and holders of our private placement units (and their constituent securities) and their permitted transferees can demand that we register the private placement units, private placement shares, private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders, holders of our private placement units (and their constituent securities) or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We intend to seek a business combination with an operating company in the financial services, healthcare services or industrial sectors, but may also pursue acquisition opportunities in other industries, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a potential business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer or proxy statement materials relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries outside of the financial services, healthcare services or industrial sectors (which industries may or may not be outside of our management’s area of expertise).

Although we are focusing on identifying business combination candidates in the financial services, healthcare services and industrial sectors, we will consider a business combination outside of the financial services, healthcare services or industrial sectors if a business combination candidate is identified and we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate in the financial services, healthcare services or industrial sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue an investment outside of the financial services, healthcare services or industrial sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the financial services, healthcare services or industrial sectors would not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, any one of which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation will authorize the issuance of up to 35,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 8,060,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. There are currently no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

➤	may significantly dilute the equity interest of investors in our initial public offering;

➤	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

➤	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

➤	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and take time away from oversight of our operations.

None of our executive officers or directors has ever been associated with a special purpose acquisition corporation and such lack of experience could adversely affect our ability to consummate a business combination.

None of our executive officers or directors has ever been associated with a special purpose acquisition corporation. Accordingly, you may not have sufficient information with which to evaluate their ability to identify and consummate a business combination using the proceeds of our initial public offering. Our management’s lack of experience in operating a special purpose acquisition corporation could adversely affect our ability to consummate a business combination and could result in our not completing a business combination in the prescribed time frame.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a potential business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented to our company or to another entity.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining whether a particular business opportunity should be presented to our company or to another entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Members of our management team may directly or indirectly own common stock and warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this report, our sponsor, executive officers and directors beneficially own an aggregate of 3,750,000 founder shares, for which they paid an aggregate purchase price of $25,000. In addition, our sponsor has purchased an aggregate of 340,000 private placement units, each consisting of one share of common stock and one warrant to purchase one half share of common stock with an exercise price of $5.75 per half share, at a price of $10.00 per unit (a total of $3,400,000) simultaneously with the consummation of our initial public offering. All of these securities will be worthless if we do not complete an initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In the event our business combination is completed, there is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. However, our sponsor, executive officers and directors, or any of their respective affiliates will not be eligible for any such reimbursement if our business combination is not completed and we do not have funds outside the trust account. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

➤	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

➤	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

➤	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

➤	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

➤	our inability to pay dividends on our common stock;

➤	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

➤	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

➤	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

➤	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of units have provided us with $144,969,529 (including $869,058 held outside the trust as of December 31, 2016) that we may use to complete our initial business combination (excluding up to $6,000,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

➤	solely dependent upon the performance of a single business, property or asset, or

➤	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. Warrants may be exercised only for a whole number of shares of common stock. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or NASDAQ rules. Our initial stockholders, who collectively beneficially own 21.3% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation. Our sponsor, executive officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 12, 2018, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay taxes), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers, and directors. Prior to acquiring any securities from our initial stockholders, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we have not yet entered into any definitive agreement with any prospective target business, and thus cannot ascertain the capital requirements for our initial business combination, we anticipate that we will find the greatest number of opportunities for our initial business combination among companies with aggregate enterprise value of approximately $350 million to $750 million. If we are unable to use our capital stock in sufficient quantity in addition to the proceeds from our initial public offering and the private placement of units, the acquisition of a target business with enterprise value within this range will require that we seek additional financing in excess of the net proceeds of our initial public offering the sale of the private placement units. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders currently own 21.3% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 7,500,000 shares of our common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 460,000 private placement warrants contained in the private placement units, each exercisable to purchase one-half of one share of common stock (or an aggregate of 230,000 shares of common stock) at $5.75 per half share. Warrants may be exercised only for a whole number of shares of common stock. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business. The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, Cantor Fitzgerald or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis. In addition, for as long as the private placement warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for our initial public offering.

Because each warrant is exercisable for only one-half of one share of our common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of common stock. Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. As a result, warrant holders not purchasing an even number of warrants must sell an odd number of warrants in order to obtain full value from the fractional interest that will not be issued. This is different from other initial public offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if our units included a warrant to purchase one whole share.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share, our stockholders’ equity would generally be required to be at least $5 million and we would be required to have 300 round-lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

➤	a limited availability of market quotations for our securities;
➤	reduced liquidity for our securities;
➤	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
➤	a limited amount of news and analyst coverage; and
➤	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, although we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination, if NASDAQ were to delist our securities for any reason, we may choose at that time not to comply with the requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are listed on NASDAQ, our units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act and, if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

➤	costs and difficulties inherent in managing cross-border business operations
➤	rules and regulations regarding currency redemption;
➤	complex corporate withholding taxes on individuals;
➤	laws governing the manner in which future business combinations may be effected;
➤	tariffs and trade barriers;
➤	regulations related to customs and import/export matters;
➤	longer payment cycles;
➤	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
➤	currency fluctuations and exchange controls;
➤	rates of inflation;
➤	challenges in collecting accounts receivable;
➤	cultural and language differences;
➤	employment regulations;
➤	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
➤	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 3 Columbus Circle, 15th Floor, New York, NY 10019. Commencing on July 8, 2016, M-III Partners LLC, an affiliate of Mohsin Meghji, our Chief Executive Officer, agreed to provide, at no cost to us, office space and general administrative services. Subsequent to July 8, 2016, certain general administrative services previously provided by M-III Partners LLC have been provided by its affiliate, M-III Partners, LP, and M-III Partners, LP has similarly agreed to provide, at no cost to us, such general administrative services. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “MIIIU,” “MIII” and “MIIIW, respectively. Our units commenced public trading on July 8, 2016, and our common stock and warrants commenced public trading on August 24, 2016.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the NASDAQ Capital Market for the period from July 8, 2016 through December 31, 2016.

Year Ended	Units		Common Stock		Warrants
December 31, 2016	Low	High	Low	High	Low	High
July 8, 2016 through September 30, 2016	$9.63	$9.90	$9.645	$9.645	$0.2	$0.23
October 1, 2016 through December 31, 2016	$9.75	$9.93	$9.43	$9.75	$0.18	$0.25

On March 27, 2017 our common stock had a closing price of $9.78, our warrants had a closing price of $0.2701 and our units had a closing price of $10.06.

(b) Holders

On March 27, 2016, there were 4 holders of record of our units, 5 holders of record of our common stock and 1 holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants to which we may agree in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of warrants purchased(1)	Average price paid per warrant
October 1, 2016 to October 31, 2016	-	-
November 1, 2016 to November 30, 2016	694,403	$0.210	(2)
December 1, 2016 to December 31, 2016	600,000	$0.213	(3)
Total	1,294,403	$0.211	(4)

(1)	Each warrant is exercisable to purchase one half share of common stock at an exercise price of $5.75 during the period commencing on the later of (i) twelve months from July 12, 2016 or (ii) 30 days following the consummation of our initial business combination, and expiring on the fifth anniversary of the consummation of our initial business combination.

(2)	Represents the weighted average purchase price of the warrants during such period. The warrants were acquired in multiple transactions at prices ranging from $0.20 per warrant to $0.22 per warrant.

(3)	Represents the weighted average purchase price of the warrants during such period. The warrants were acquired in multiple transactions at prices ranging from $0.21 per warrant to $0.25 per warrant.

(4)	Represents the weighted average purchase price of the warrants during such period. The warrants were acquired in multiple transactions at prices ranging from $0.20 per warrant to $0.25 per warrant.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report as of December 31, 2016 and 2015 and for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

Income Statement Data	2016	2015
Loss from operations	$(111,754)	$(809)
Interest Income	100,471	-
Net Income (loss)	(11,283)	(809)
Basic and diluted income (loss) per share	(0.00)	(0.00)

Balance Sheet Data
Cash	$869,058	$31,691
Cash and marketable securities held in Trust Account	150,100,471	-
Total assets	151,030,821	136,691
Total liabilities	6,019,380	112,500
Ordinary shares subject to possible redemption	140,011,440	-
Total shareholders' equity	5,000,001	24,191

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated on August 4, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and a sale of warrants in a private placement that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in our initial business combination:

➢	may significantly dilute the equity interest of our stockholders;

➢	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

➢	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

➢	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

➢	may decrease prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

➢	a decrease in the prevailing market prices for our common stock and/or warrants.

➢	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

➢	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants (including, among others, those that require the maintenance of certain financial ratios or reserves) without a waiver or renegotiation of that covenant;

➢	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

➢	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

➢	our inability to pay dividends on our common stock;

➢	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

➢	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

➢	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

➢	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2016 and 2015, we had approximately $150,969,529 and $31,691, respectively, in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2016 were organizational activities, and those necessary to prepare for our initial public offering and, since July 2016, activities related to identifying an appropriate candidate for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We have generated, and anticipate continuing to generate, non-operating income in the form of interest income on cash and securities held after our initial public offering. We anticipate that such non-operating income will be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for our initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2016, we had a net loss of $11,283. For the period from August 4, 2015 (inception) to December 31, 2015, we had a net loss of $809.

Our entire activity through December 31, 2016 was in preparation for our initial public offering, which was consummated on July 12, 2016, and searching after the consummation of our initial public offering for a target for our initial business combination. We believe that we have sufficient funds available to complete our efforts to effect our initial business combination with an operating business by July 12, 2018.

Liquidity and Capital Resources

In July 2016, we consummated our initial public offering of an aggregate of 15,000,000 public units, each unit consisting of one share of common stock, $0.0001 par value per share, and one warrant to purchase one-half of one share of common stock, pursuant to the registration statement on Form S-1 (File No. 333-210817). The public units were sold at an offering price of $10.00 per unit generating gross proceeds of $150,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of our initial public offering, we consummated the private placement of an aggregate of 460,000 private placement units, to our sponsor and Cantor Fitzgerald and Co., at a price of $10.00 per private placement unit, generating gross proceeds, before expenses, of $4.6 million. A total of $150,000,000 of the net proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts to pay taxes). The amounts in the trust account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Remaining proceeds of approximately $950,000 were deposited in the Company’s operating account, of which $869,058 remained available for working capital purposes and to fund our activities to search for an initial business combination as of December 31, 2016.

We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to Cantor Fitzgerald for its services in connection with our initial public offering upon the consummation of such combination in an amount equal to $6,000,000. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the portion of the underwriting commissions fee payable to Cantor Fitzgerald for its services in connection with our initial public offering which is due upon the consummation of the business combination in an amount equal to $6,000,000

Significant Accounting Policies

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

Redeemable Common Stock

All of the 15,000,000 shares of common stock sold as part of the Units in our initial public offering and the private placement contain a redemption feature which allows for the redemption of such common stock under our liquidation or tender offer/stockholder approval provisions. The initial stockholders and Cantor Fitzgerald have waived their rights to participate in such redemption with respect to their initial shares. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although we do not specify a maximum redemption threshold, our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the securities to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at December 31, 2016, 13,991,772 of the 15,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less taxes payable (approximately $10.01 per share at December 31, 2016).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We were organized for the purpose of effecting a business combination. As of December 31, 2016, we had not commenced any operations or generated any revenues. All activity through December 31, 2016 relates to our formation and our initial public offering and, subsequent to our initial public offering, our efforts have been directed toward searching for a target for our initial business combination. Subsequent to consummation of our initial public offering on July 12, 2016, $150,000,000 of the net proceeds of our initial public offering and the private placement were deposited into the trust account which may be invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. Therefore, we do not believe there is a material interest rate risk.

Item 8.  Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2016 and 2015	F-2
Statements of Operations for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-3
Statements of Change in Stockholders’ Equity for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-4
Statements of Cash Flows for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-5
Notes to Financial Statements	F-6

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company as of December 31, 2016 and 2015 for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) to December 31, 2015.

	2016
Operating Expenses	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended December 31, 2016
Operating costs	$(135)	$(230)	$(46,900)	(64,489)	(111,754)
Income (loss) from operations	(135)	(230)	(46,900)	(64,489)	(111,754)
Other Income:
Interest income	-	-	31,297	69,174	100,471
Net Income (Loss)	(135)	(230)	(15,603)	4,686	(11,283)

Income (loss) per common share:
Basic and diluted	(0.00)	(0.00)	(0.00)	0.00	(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	4,312,500	4,312,500	5,058,396	5,215,236	4,760,158

Balance Sheet Data (at period end)
Cash	8,369	8,138	913,858	869,058	869,058
Cash and securities held in Trust Account	-	-	150,031,297	150,100,471	150,100,471
Total Assets	186,556	276,592	151,016,447	151,030,821	151,030,821
Deferred underwriting fees	-	-	6,000,000	6,000,000	6,000,000
Total Liabilities	162,500	252,766	6,009,690	6,019,380	6,019,380
Ordinary shares subject to possible redemption	-	-	140,006,756	140,011,440	140,011,440
Total Shareholders' Equity	24,056	23,826	5,000,001	5,000,001	5,000,001

	2015
Operating Expenses	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period ended December 31, 2015
Operating costs			(809)	-	(809)
Income (loss) from operations					(809)
Other Income:				-
Interest income			-	-	-
Net Income (Loss)			(809)	-	(809)

Income (loss) per common share:
Basic and diluted			(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding:
Basic and diluted			4,312,500	4,312,500	4,312,500

Balance Sheet Data (at period end)
Cash			86,691	31,691	31,691
Cash and securities held in Trust Account			-	-	-
Total Assets			136,691	136,691	136,691
Deferred underwriting fees			-	-	-
Total Liabilities			112,500	112,500	112,500
Ordinary shares subject to possible redemption				-	-
Total Shareholders' Equity			24,191	24,191	24,191

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission (the “Commission”) for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Mohsin Meghji	52	Chairman of the Board of Directors and Chief Executive Officer
Suleman E. Lunat	44	Executive Vice President and Head of Corporate Development
Brian Griffith	42	Chief Financial Officer
Andrew L. Farkas	56	Director
Osbert Hood	64	Director
Philip Marber	55	Director

Mohsin Meghji, our Chairman and Chief Executive Officer since inception, has also been the Managing Partner of M-III Partners since February 2014. His career of more than 25 years has focused primarily identifying the financial, operational and strategic changes needed to revive troubled companies and working with the relevant constituencies to implement those changes. He has accomplished this through management and advisory roles in partnership with some of the world’s leading financial institutions, private equity and distressed hedge fund investors. Mr. Meghji’s most recent corporate role was as Executive Vice President and Head of Strategy at Springleaf, as well as Chief Executive Officer of its captive insurance companies, from January 2012 to February 2014. Springleaf was listed on the NYSE in late 2013. Prior to Springleaf, Mr. Meghji served as a Senior Managing Director at C-III Capital Partners, LLC, a real-estate focused merchant banking firm from October to December 2011. Mr. Meghji co-founded Loughlin Meghji + Company, a privately-held financial advisory firm which became one of the leading restructuring boutiques in the U.S. Mr. Meghji was a Principal and Managing Director of Loughlin Meghji + Company from February 2002 to October 2011. During his tenure with Loughlin Meghji + Company, Mr. Meghji periodically served as Chief Restructuring Officer (or in an analogous position) of companies which elected to utilize bankruptcy proceedings as a part of their financial restructuring process and, as such, he served as an executive officer of various companies which filed bankruptcy petitions under federal law, including, without limitation, Pappas Telecasting in 2008, Capmark Finance, Inc. in 2009, Medical Staffing Network in 2010. Mr. Meghji was appointed as an independent director of MS Resorts in connection with the filing of its bankruptcy petition and served in such capacity from January 2011 through February 2013. Earlier in his career, Mr. Meghji was with Arthur Andersen & Co. from 1987 to 2002 in the firm’s London, Toronto and New York offices, including as a Partner in the Global Corporate Finance group from 2001 to 2002. He has served as a director on a number of corporate boards including Mariner Health Care Inc. from 2002 to 2004, Cascade Timberlands, LLC from 2004 to 2005 and MS Resorts from January 2011 to February 2013. He is a director of The Children’s Museum of Manhattan as well as the Equity Group International Foundation, which provides funding for underprivileged high-potential students in Kenya. Previously, he served on the Board of HealthRight International from 2004 to 2012. Mr. Meghji is a graduate of the Schulich School of Business, York University, Canada and has taken executive courses at the INSEAD School of Business in France. He has previously qualified as a U.K. and Canadian Chartered Accountant as well as a U.S. Certified Turnaround Professional. Mr. Meghji is well-qualified to serve on our board of directors due to his extensive experience in turnaround situations, business, finance and operations.

Suleman E. Lunat, our Executive Vice President and Head of Corporate Development since inception, is also a Partner of M-III Partners. He has 20 years of experience as an investor in public and private equity, credit and distressed special situations and investment banking. He has provided M&A, debt restructuring and capital raising services to a range of middle market and large corporate clients in North America and Europe. Before joining M-III Partners in July 2014, Mr. Lunat was a Principal and portfolio manager in the Opportunistic Credit group of Apollo Global Management (NYSE: APO), a global alternative investment manager focusing on private equity, credit and real estate, from 2007 to February 2013. At Apollo, Mr. Lunat focused on managing a portfolio of special situation performing, stressed and distressed credit and equity investments in both the public and private markets. Mr. Lunat was also a member of Apollo’s Strategic Value Fund and Credit Opportunity Fund investment teams. Prior to Apollo, Mr. Lunat held positions as Senior Investment Analyst at Longacre Fund Management from 2005 to 2007 and Sandell Asset Management from 2004 to 2005, both privately-held alternative asset management firms. Before joining Sandell, he was a Vice President at Greenhill & Co. (NYSE: GHL), where he was employed from 1997 to 2003, focused on debt restructuring, M&A and principal investing. He was an initial member of the Greenhill Capital Partners private equity investment team. He began his career at Lehman Brothers as a financial analyst in the Investment Banking division in 1995. Mr. Lunat has served as a trustee of Success Academy Charter Schools-NYC since September 2014 and as a director of Centrus Energy Corporation (NYSE: LEU) from October 2014. He is a graduate of Wesleyan University with a B.A. in Economics.

Brian Griffith, our Chief Financial Officer since inception, is also a Managing Director of M-III Partners. Mr. Griffith has more than 17 years of financial, operational and advisory experience in both growth and distressed situations. Over the course of his career, Mr. Griffith served as Chief Restructuring Officer and interim VP of Finance for various clients in the finance, energy and technology sectors. His experience covers a number of industries including financial services, real estate, healthcare services, energy, consumer products, manufacturing and food services. Prior to joining M-III Partners in August 2014, Mr. Griffith spent two years as an independent advisor to companies in transition, including roles as the Chief Restructuring Officer of Yoostar Entertainment Group from April 2014 to October 2014 and as an advisor to Springleaf Holdings, LLC (NYSE: LEAF) from May 2013 to October 2014. Mr. Griffith was previously a Managing Director at Loughlin Meghji + Company, a privately-held financial advisory firm, from February 2008 to January 2013. At Loughlin Meghji + Company, he was involved with numerous transactions, including the restructuring of Capmark Financial Group, Inc., where he was responsible for the development and execution of cost rationalization initiatives. Mr. Griffith also advised Berkadia Commercial Mortgage on process improvement and cost reduction initiatives. Other roles included advising an institutional investor on a merger integration of two healthcare companies. Prior to Loughlin Meghji + Company, Mr. Griffith worked for CCV Restructuring from 2002 to 2008, FTI Consulting from 2001 to 2002 and Ernst & Young, LLP from 1996 to 1997 advising stakeholders in turnarounds, as well as providing transaction advisory services. Mr. Griffith earned an M.B.A from Fordham University and received a B.S. in Business Administration degree from Villanova University. He is a member of the Turnaround Management Association.

Andrew L. Farkas, one of our directors since July 2016, currently serves as the Managing Member, Chairman and Chief Executive Officer of Island Capital Group LLC. Island Capital Group LLC is a private, real-estate oriented merchant banking firm specializing in real estate investing, real estate operating businesses and real estate securities. Mr. Farkas also serves as an officer in various subsidiaries and controlled affiliates of Island Capital Group LLC and is also regularly appointed to and holds director positions in private, non-corporate vehicles controlled by Island Capital Group LLC. Mr. Farkas also has served since September 2016 as a director and Chairman of the Board of Resource Capital Corp. (NYSE: RSO). Prior to founding Island Capital Group LLC in 2003, Mr. Farkas was the Chairman and Chief Executive Officer from 1998 to 2003 of Insignia Financial Group, Inc. (NYSE: IFS), a global real estate services company that he founded in 1990 and which was merged with CB Richard Ellis in 2003 to form the world’s largest commercial real estate services company. Prior to founding Insignia Financial Group, Inc., Mr. Farkas was employed at Thompson McKinnon Securities from 1982 to 1984 and was the founder and managing principal of Metropolitan Asset Group, Ltd., a private real estate investment banking and merchant banking firm specializing in securitized real estate transactions since 1984. Mr. Farkas served on the Board of Directors of iStar Financial Inc. from 2001 to 2003. He also served as a Managing Trustee of the Board of Trustees of Charter Mac (NYSE: CHC) from 2004 until 2007. Mr. Farkas graduated from Harvard University in 1982 with a B.A. in Economics. Mr. Farkas is well-qualified to serve on our board of directors due to his experience in finance, real estate, banking and business.

Osbert Hood, one of our directors since July 2016, is currently retired from active business management. Previously, he served as Chief Operating Officer of Advent Capital Management, LLC, a privately-held investment management firm, from June 2012 to May 2014. At Advent, Mr. Hood oversaw all non-investment functions including business development, product development, investor relations, operations and technology. Prior to joining Advent, Mr. Hood served as a business advisor from May 2010 to May 2012 and was Chairman and Chief Executive Officer of MacKay Shields, LLC, a privately-held investment management firm, from January 2007 to April 2010. Prior to MacKay Shields, LLC, he served as Pioneer Investments USA’s Chief Executive Officer and President from 2003 to 2006 and Chief Operating Officer from 2000 to 2003. Pioneer Investments USA is the US division of Pioneer Investments S.p.A., which is a global asset management firm that is a subsidiary of UniCredit S.p.A., a leading publicly-traded European banking group. Mr. Hood was employed by John Hancock Financial Services from 1990 to 2000, where he served in roles of increasing responsibility before being named as Executive Vice President and Chief Financial Officer of John Hancock Advisors in 1997. John Hancock is the United States operating unit of Manulife Financial, a leading Canada-based financial services group (NYSE: MFC). He began his professional career at American Express Company (NYSE: AXP) in 1977. Mr. Hood has been a director of Centrus Energy Corporation (NYSE: LEU), a global energy company that supplies low enriched uranium for commercial nuclear plants, since October 2014. Mr. Hood holds an MBA from New York University and a BS from Adelphi University. He also has attended the Advanced Management Program at the Wharton School of the University of Pennsylvania. Mr. Hood is well-qualified to serve on our board of directors due to his experience in finance, business and operations.

Philip Marber, one of our directors since July 2016, is currently retired from active business management. From 1996 to 2009, Mr. Marber served as President and Chief Executive Officer of Cantor Fitzgerald and Co., an investment bank and brokerage business, where he was responsible for all aspects of management of the institutional equities business. Mr. Marber joined Cantor Fitzgerald & Co. as the founder of its institutional options department in 1990 and held positions of increasing responsibility prior to his appointment as President and Chief Executive Officer. Prior to that, Mr. Marber was employed by Jeffries & Co. as an institutional equity option salesman since 1984. He was a member of the National Organization of Investment Professionals, a non-profit organization of investment professionals to which membership is offered on an invitation-only basis, from 2002 to 2009. Mr. Marber is well-qualified to serve on our board of directors due to his experience in finance, business and operations.

Operating Advisors

Our operating advisors to (i) assist us in sourcing potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they fulfill some of the same functions as our board members. However, our operating advisors do not perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. They are not subject to the fiduciary requirements to which our board members are subject. Additionally, our Operating Advisors are utilized by us to assist us with potential business combination targets on a case-by-case basis when we believe that their expertise will be helpful. We may modify or expand our roster of operating advisors as we source potential business combination targets or create value in businesses that we may acquire.

Our current roster of operating advisors is as follows:

➢	Matthew Boyer: Mr. Boyer has been a Senior Adviser at Cooper Investment Partners, a $750 million private equity fund, since January 2015 and was a founding Partner of the fund from February 2010 to December 2014. During his time at Cooper, Mr. Boyer has led or co-led investments and related commitments totaling approximately $410 million in the shipping, engineering/construction and telecommunications industries. Prior to joining Cooper, Mr. Boyer was employed by The Carlyle Group from June 2001 to December 2008, most recently as a Partner and Managing Director, focused on buyouts in media, communications and IT services. Mr. Boyer completed over $21 billion of leveraged buyouts and related transactions while at The Carlyle Group. Previously, Mr. Boyer was at Lehman Brothers from June 1996 to April 2001, most recently as a Senior Vice President and one of the founding members of the Lehman Brothers Communications Fund, an $800 million private equity fund focused on early stage investments in communications companies. From 1996 to 1999, he was an investment banker at Lehman Brothers in the Communications and Media Group, where he focused on wireless and emerging wireline communications companies. Mr. Boyer completed over $12 billion of advisory assignments, debt and equity financings and principal investments during his time at Lehman Brothers. Before joining Lehman Brothers, Mr. Boyer was an Associate in the Media and Telecommunications Group at Chase Securities from June 1994 to May 1996. Mr. Boyer received an M.B.A. and an M.I.A. from Columbia University and a B.A. in political science from Duke University.

➢	Kenneth Campbell: Mr. Campbell served as the President and Chief Executive Officer of Standard Pacific Corporation (NYSE: SPF), a nationwide builder of homes and residential communities, from December 2008 through December 2011. During his tenure with Standard Pacific, Mr. Campbell implemented a restructuring program which we have been informed significantly reduced overhead and debt, while increasing equity value from less than $200 million to more than $3 billion. From July 2007 through December 2008, he was a Partner at MatlinPatterson Global Advisers LLC, a privately-held global alternative asset management firm. Mr. Campbell served as the Chief Executive Officer and a Director at Ormet Corporation, a producer and supplier of aluminum products, from May 2006 to May 2007. Mr. Campbell served as the Chief Restructuring Officer and Chief Financial Officer at RailWorks Corporation, a provider track and transit & systems construction and maintenance services from 2003 to 2006. He also served as Chief Financial Officer of HQ Global Workplaces, a privately-held provider of executive office space in Dallas, from 2002 to 2003. Mr. Campbell served as a consultant to various companies between 1998 and 2002. Prior to 1998, he held a number of finance and planning positions of increasing responsibility at public and private companies. We have selected Mr. Campbell as an operating advisor because we believe that his long history of designing and implementing operating, strategic and financial improvements to drive growth will assist us in driving growth at companies acquired by us.

➢	Thomas Pernsteiner: Mr. Pernsteiner serves as a Strategy Consultant with KPMG US. Mr. Pernsteiner was a Managing Director at M-III Partners from February 2015 through April 2016. He is an experienced senior executive, turnaround manager and strategy consultant, with expertise in helping firms in North America and Europe to improve their market, competitive and financial performance. The fundamental emphasis of his work is to assist investors and management in discerning the structure and dynamics of an industry, identifying opportunities for step change performance improvement, re-designing organizational models and processes to infuse new capabilities and personally leading efforts to quickly capture results. From January 2011 to January 2015, Mr. Pernsteiner was the Executive Vice President of U.S. Operations for Champion Home Builders, a privately-held producer of manufactured housing which he joined after advising it through bankruptcy. While at Champion, he implemented a major strategic and operational overhaul, which we understand doubled market share and revenue and returned it to profitability. Prior to Champion, Mr. Pernsteiner was a Managing Director at Loughlin Meghji + Company, a privately-held financial advisory firm, from 2006 to 2010. Prior to Loughlin Meghji + Company, Mr. Pernsteiner spent 14 years with the global strategy consulting firm Booz Allen Hamilton, a privately-held management consulting firm, as a Partner where he specialized in corporate and operating unit strategy development for Fortune 500 firms and associated business transformation programs to create significant shareholder value. Mr. Pernsteiner holds an M.B.A. from the University of Michigan and received a B.S. degree in electrical engineering from the University of Notre Dame. He has published a number of articles on strategy and performance and is a Certified Turnaround Professional.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Hood and Marber, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Meghji and Farkas will expire at the second annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination (unless we do not consummate our initial business combination prior to December 31, 2017, in which case NASDAQ rules require that we hold an annual meeting prior to December 31, 2017).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Farkas, Hood and Marber are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have meetings at which only independent directors are present on an as-needed basis.

Committees of the Board of Directors

Audit Committee

Messrs. Meghji, Hood and Marber serve as members of our audit committee. Messrs. Hood and Marber meet the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act; Mr. Meghji does not. Because our securities were listed on NASDAQ in connection with our initial public offering, we have one year from the date of our initial public offering to have our audit committee be comprised of at least three independent members. Mr. Marber serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Marber qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

➤ the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

➤ pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

➤ reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

➤ setting clear hiring policies for employees or former employees of the independent auditors;

➤ setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

➤ obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

➤ reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

➤ reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Hood and Marber. Mr. Hood serves as chairman of the compensation committee.  We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

➤ reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

➤ reviewing and approving the compensation of all of our other executive officers;

➤ reviewing our executive compensation policies and plans;

➤ implementing and administering our incentive compensation equity-based remuneration plans;

➤ assisting management in complying with our proxy statement and annual report disclosure requirements;

➤ approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

➤ producing a report on executive compensation to be included in our annual proxy statement; and

➤ reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

No compensation of any kind, including finders, consulting or other similar fees, will be paid by us to any of our officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

After our initial business combination, members of our combined team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Farkas, Hood and Marber. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

Suleman E. Lunat, who serves as our Executive Vice President and Head of Corporate Development, is a member of the Board of Directors of Centrus Energy Corp. and sits on its Compensation Committee. Osbert Hood, a member of the Compensation Committee of our Board of Directors, also is a member of the Board of Directors of Centrus Energy Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, and their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our combined team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders.

We do not intend to take any action to ensure that members of our combined team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of Shares	Approximate Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Common Stock
M III Sponsor I LLC(2)	3,777,475	19.66%
M III Sponsor I LP(2)	272,525	1.42%
Mohsin Y. Meghji(2)	4,050,000	21.08%
Suleman E. Lunat(3)	-	-
Brian Griffith	-	-
Andrew L. Farkas(4)	-	-
Osbert Hood	20,000	*
Philip Marber	20,000	*
All directors and executive officers as a group (6 individuals)	4,090,000	21.29%
Glazer Capital, LLC(5)	1,909,908	9.94%
Weiss Asset Management LP (6)	1,058,000	5.51%
AQR Capital Management LLC(7)	965,221	5.02%
Polar Asset Management Partners Inc.(8)	1,724,700	8.98%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 3 Columbus Circle, 15th Floor, New York, NY 10019.
(2)	These shares represent the founder shares held by our sponsor. Mohsin Meghji, our Chairman and Chief Executive Officer, is the managing member of M III Acquisition Partners I LLC, the sole managing member of M III Sponsor I LLC. He is also the Chief Executive Officer of M III Acquisition Partners I Corp., the sole general partner of M III Sponsor I LP. Consequently, he may be deemed the beneficial owners of the founder shares held by our sponsor and have sole voting and dispositive control over such securities. Mr. Meghji disclaims beneficial ownership over any securities owned by our sponsor in which he does not have a pecuniary interest.
(3)	Mr. Lunat does not beneficially own any shares of our common stock. However, Mr. Lunat has a pecuniary interest in shares of our common stock through his ownership of membership interests in our sponsor.
(4)	Mr. Farkas does not beneficially own any shares of our common stock. However, Mr. Farkas has a pecuniary interest in shares of our common stock through his ownership of membership interests of our sponsor.
(5)	The business address of Glazer Capital, LLC (“GCL”) is 250 West 55th street, Suite 30A, New York, New York 10019. Paul J. Glazer does not directly own any shares of common stock, but he does indirectly own 1,820,000 shares of common stock in his capacity as (i) the managing member of Paul J. Glazer, LLC, a Delaware limited liability company, which in turn serves as the general partner of Glazer Capital Management L.P.,(”GCM”) and Glazer Enhanced Fund, L.P. (“GEF”) both Delaware limited partnerships and (ii) the managing member of Glazer Capital, LLC (“GCL”) which in turn serves as the investment manager of GCM, GEF, Glazer Offshore Fund, Ltd. (“GOF”) and Glazer Enhanced Offshore Fund, Ltd.(“GEOF”) both Cayman Islands corporations. In addition, GCL manages on a discretionary basis separate accounts for two unrelated entities that own shares of common stock (collectively, the “Separate Accounts”). Although Mr. Glazer does not directly own any shares of common stock, Mr. Glazer is deemed to beneficially own the 1,820,000 shares of common stock held by GOF, GEOF, GCM, GEF and the Separate Accounts. Mr. Glazer and GCL share voting and dispositive power of the shares.

(6)	The business address of BIP GP LLC, a Delaware limited liability company (“BIP GP”), Weiss Asset Management LP, a Delaware limited partnership ("Weiss Asset Management"), WAM GP LLC, a Delaware limited liability company (“WAM GP”) and Andrew M. Weiss, Ph.D., is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Shares held by for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.
(7)	The business address of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and CNH Partners, LLC is Two Greenwich Plaza, Greenwich, CT 06830. AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and CNH Partners, LLC share voting and dispositive power of the shares. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners is deemed to be controlled by AQR Capital Management, LLC.
(8)	The business address of Polar Asset Management Partners, Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares directly held by the Polar Vehicles.

The table above does not include the shares of common stock underlying the private placement warrants held by our sponsor and Cantor Fitzgerald and the public warrants held by Mr. Meghji because these securities are not exercisable within 60 days of this Report.

Changes in Control

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In August 2015, M III LLC purchased an aggregate 3,593,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. On November 5, 2015 we effectuated a 1.760-for-1 stock split in the form of a dividend. Thereafter, we cancelled a portion of the shares issued in such split, resulting in an aggregate of 4,312,500 founder shares outstanding. 562,500 of the founder shares were forfeited upon the expiration of the underwriters' over-allotment without exercise. As a result of the stock split and subsequent partial cancellations, the per-share purchase price decreased to $0.006 per share. M III LLC transferred to M III LP a number of founder shares (a portion of which were subsequently cancelled) in April 2016 and it transferred additional founder shares to M III LLP in September 2016, so that M III LP currently holds 222,525 founder shares for an aggregate purchase price of $2,106.08. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20.0% of the outstanding shares upon completion of our initial public offering (excluding the private placement shares). In August 2015, M III LLC transferred 20,000 founder shares to Mr. Hood, an independent director, and in October 2015, M III LLC transferred an additional 20,000 founder shares to Mr. Marber, another independent director. In connection with the dividend, Messrs. Hood and Marber transferred to M III LLC an aggregate of 30,400 founder shares so that they each retained 20,000 founder shares.

Our sponsor and Cantor Fitzgerald, pursuant to written agreements, purchased an aggregate of 460,000 private placement units at a price of $10.00 per unit (a total of $4,600,000) in a private placement that closed simultaneously with the closing of our initial public offering. 340,000 private placement units were purchased by our sponsor (300,000 by M III LLC and 40,000 by M III LP) and 120,000 private placement units were purchased by Cantor Fitzgerald. In September 2016, M III LLC transferred additional private placement units to M III LP so that M III LLC currently holds 290,000 private placement units and M III LP holds 50,000. The purchase price of the private placement units was added to the proceeds from our initial public offering and is held in the trust account. If we do not complete a business combination by July 12, 2018, the proceeds from the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to our founder shares, private placement shares or warrants, which will expire worthless. The private placement units are identical to the units being sold in our initial public offering except the private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or their affiliates or designees. In addition, for as long as the private placement warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement relating to our initial public offering. If the private placement units are held by someone other than the initial holder, or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in our initial public offering.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to our initial public offering, M III LLC loaned and advanced us $250,000 and $2,766, respectively, to us under an unsecured promissory note and in advances, to be used for a portion of the expenses of our initial public offering. These loans and advances were non-interest bearing, unsecured and were repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, Cantor Fitzgerald may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement for our initial public offering and may not exercise its demand rights on more than one occasion. We will bear the costs and expenses of filing any such registration statements.

Commencing on July 8, 2016, M-III Partners LLC, an affiliate of Mohsin Meghji, our Chief Executive Officer, provided, at no cost to us, office space and general administrative services.  Subsequent to July 8, 2016, certain general administrative services previously provided by M-III Partners LLC have been provided by its affiliate, M-III Partners, LP, and M-III Partners, LP has similarly provided, at no cost to us, such general administrative services.

Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. A summary of such policies and procedures is set forth below.

Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

•	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

•	whether there are business reasons for us to enter into the transaction;

•	whether the transaction would impair the independence of an outside director; and

•	whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC of $41,040 for the years ended December 31, 2016 and $93,337 related to audit services in connection with our initial public offering. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2016 and 2015, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid $2,060 to Marcum for tax preparation for the year ended December 31, 2016. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2015.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2016 and 2015.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 7, 2016, between the Company and Cantor Fitzgerald & Co. as representative of the several underwriters.(1)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws. (3)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated July 7, 2016, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.2	Investment Management Trust Account Agreement, dated July 7, 2016, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated July 7, 2016, between the Company and certain security holders. (1)
10.4	Amended and Restated Unit Subscription Agreement dated July 7, 2016 among the Company and Cantor Fitzgerald & Co.(1)
10.5	Second Amended and Restated Unit Subscription Agreement dated July 7, 2016 among the Company, M III Sponsor I LLC and M III Sponsor I LP. (1)
10.7	Securities Subscription Agreement, dated August 4, 2015, among the Registrant and M III Sponsor I LLC.(2)
10.8	Form of Indemnity Agreement. (3)
14.1	Code of Business and Ethics. (3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

 * Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 13, 2016.
(2)	Incorporated by reference to the Company’s Form S-1 (File no. 333-210817) (the “Form S-1”), filed with the Commission on April 19, 2016.
(3)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1, filed with the Commission on May 2, 2016.

Item 16.   Form 10-K Summary

Not applicable.

M-III ACQUISITION CORP.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2016 and 2015	F-2
Statements of Operations for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-3
Statements of Change in Stockholders’ Equity for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-4
Statements of Cash Flows for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of M III Acquisition Corp.

We have audited the accompanying balance sheets of M III Acquisition Corp. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, change in stockholders’ equity and cash flows for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M III Acquisition Corp., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp

New York, NY
March 30, 2017

M-III Acquisition Corp.
Balance Sheets

	As of December 31, 2016	As of December 31, 2015

Assets
Cash	$869,058	$31,691
Prepaid expense	61,292	-
Deferred offering costs	-	105,000
Current Assets	930,350	136,691

Cash and cash equivalents held in trust account	150,100,471	-

Total Assets	$151,030,821	$136,691

Liabilities and Stockholders' Equity
Taxes payable	$19,380	-
Notes payable	-	112,500
Current Liabilities	19,380	112,500

Deferred underwriting fee	6,000,000	-
Total Liabilities	6,019,380	112,500

Commitments	-	-
Common stock, 13,991,772 shares subject to possible redemption at December 31, 2016	140,011,440	-
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 share authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized; 5,218,228 shares issued and outstanding (excluding 13,991,772 shares subject to redemption) at December 31, 2016; 5,031,250 shares issued and outstanding at December 31, 2015(1)	522	503
Additional Paid-in Capital	5,011,571	24,497
Accumulated Deficit	(12,092)	(809)
Total Stockholders’ Equity	5,000,001	24,191

Total Liabilities and Stockholders’ Equity	$151,030,821	$136,691

(1)	Shares issued and outstanding at December 31, 2015 include an aggregate of 718,750 shares that were returned and cancelled in July 2016 and an additional 562,500 shares that were forfeited in August 2016 upon the expiration of the underwriters' over-allotment without exercise.

The accompanying notes are an integral part of the financial statements

M-III Acquisition Corp.
Statements of Operations

	For the Year Ended December 31, 2016	For the Period From August 4, 2015 (Inception) to December 31, 2015

Formation and operating costs	$(111,754)	$(809)
Loss from operations	(111,754)	(809)
Interest Income	100,471	-
Net loss	$(11,283)	$(809)
Weighted average number of common shares outstanding - basic and diluted (1)	4,683,028	4,312,500
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

(1)	Excludes 13,991,772 shares subject to redemption at December 31, 2016 and 562,500 shares of common stock that were forfeited in August 2016 upon the expiration of the underwriters’ over-allotment option without exercise.

The accompanying notes are an integral part of the financial statements

M-III Acquisition Corp.
Statements of Change in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity

Balance, August 4, 2015 (Inception)	-	$-	$-	$-	$-
Issuance of common stock to Initial Stockholder	6,325,000	633	24,367	-	25,000
Cancellation of Shares	(1,293,750)	(130)	130
Net loss attributable to common shares	-	-	-	(809)	(809)
Balance at December 31, 2015	5,031,250	503	24,497	(809)	24,191

Cancellation of Shares	(718,750)	(72)	72	-	-
Sale of Units	15,000,000	1,500	149,998,500	-	150,000,000
Underwriting discount	-	-	(9,000,000)	-	(9,000,000)
Offering costs	-	-	(601,467)	-	(601,467)
Sale of Private Placement of Units	460,000	46	4,599,954	-	4,600,000

Forfeiture of Shares	(562,500)	(56)	56	-	-

Shares subject to possible conversion	(13,991,772)	(1,399)	(140,010,041)	-	(140,011,440)
Net (loss) for the twelve months ended December 31, 2016	-	-	-	(11,283)	(11,283)
Balance at December 31, 2016	5,218,228	$522	$5,011,571	$(12,092)	$5,000,001

The accompanying notes are an integral part of the financial statements

M-III Acquisition Corp.
Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Period From August 4, 2015 (Inception) to December 31, 2015

Cash flows from operating activities:
Net loss	$(11,283)	$(809)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income held in Trust Account	(100,471)	-
Changes in operating assets and liabilities
Prepaid expenses	(61,293)	-
Franchise tax payable	19,380	-

Net cash used in operating activities	(153,667)	(809)

Cash flows used in investing activities:
Principal deposited in Trust Account	(150,000,000)	-

Cash flows from financing activities:
Repayment of notes payable	(238,000)	75,000
Net proceeds from issuance of units	146,848,325	25,000
Proceeds from private placement	4,600,000	-
Payment of deferred offering costs	(219,291)	(67,500)
Net cash provided by financing activities	150,991,034	32,500

Net increase in cash	837,367	31,691
Cash at beginning of the period	31,691	-
Cash at the end of the period	$869,058	$31,691

Supplemental disclosure of noncash financing activities:
Deferred underwriting fees	$6,000,000	$-
Deferred offering costs reclassified to equity	$105,000	$-
Value of common stock subject to possible redemption at IPO	$140,022,200	$-
Change in common stock subject to possible redemption	(10,760)
Payment of deferred offering costs directly by affiliate	$-	$37,500

The accompanying notes are an integral part of the financial statements

M III Acquisition Corp.

Notes to Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

M III Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on August 4, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the ‘‘Business Combination’’). While it may pursue an acquisition opportunity in any business, industry or sector and in any geographic region, the Company expects to focus on businesses based in North America that engage primarily in the financial services, healthcare services and industrials sectors. The Company is an ‘‘emerging growth company,’’ as defined in Section 2(a) of the Securities Act of 1933, as amended, or the ‘‘Securities Act,’’ as modified by the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’).

At December 31, 2016, the Company had not commenced any operations. All activity through December 31, 2016 relates to the Company’s formation, the initial public offering (‘‘Offering’’) described below and work to identify a potential target for the Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering.

The registration statement for the Offering was declared effective on July 6, 2016. On July 12, 2016 the Company consummated the Offering of 15,000,000 units (“Units” and, with respect to the common shares included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described more fully in Note 3.

Simultaneously with the closing of the Offering, the Company consummated the sale of 460,000 Units (the “Private Units” and, with respect to the common shares included in the Private Units, the “Private Shares”), at a price of $10.00 per Unit in a private placement to the Company’s sponsor, described below, and Cantor Fitzgerald & Co., the lead underwriter for the Offering (“Cantor Fitzgerald”), generating gross proceeds of $4,600,000, which is described more fully in Note 4.

Sponsor and Financing:

The Company’s sponsor is M III Sponsor I LLC, a Delaware limited liability company, and M III Sponsor I LP, a Delaware limited partnership (“M III LLC” and “M III LP,” respectively; and collectively, the ‘‘Sponsor’’). The Company intends to finance its Business Combination with proceeds from the funds raised in the $150,000,000 Offering (Note 3) and the $4,600,000 private placement (Note 4). The $150,000,000 of net proceeds are held in the Trust Account (as defined below).

The Trust Account:

Following the closing of the Offering and the private placement on July 12, 2016, an amount of $150 million ($10.00 per unit) from the net proceeds of the sale of the Units in the Offering and the private placement was placed in a United States-based trust account (“Trust Account”) at Citibank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, which funds may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. The funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $50,000 of interest to pay dissolution expenses, if any, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the initial Business Combination, (ii) the redemption of 100% of the common stock included in the Units sold in the Offering if the Company is unable to complete its initial Business Combination by July 12, 2018 (subject to the requirements of law) and (iii) the redemption of shares in connection with a vote seeking to amend any provisions of the Company’s Amended and Restated Certificate of Incorporation relating to stockholders’ rights or pre-Business Combination activity, with it being understood that funds held in the Trust Account may be released to fund the first to occur of such transactions.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with the initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account as of December 31, 2016 is approximately $10.01 per Public Share ($150,100,471 held in the Trust Account divided by 15,000,000 Public Shares).

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

The Company must complete its initial Business Combination by July 12, 2018. If the Company does not complete its initial Business Combination by July 12, 2018, then it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company (and Cantor Fitzgerald has agreed as part of its unit purchase agreement), pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors, or affiliates acquire, or Cantor Fitzgerald acquires, shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account with respect to such shares only upon the Company’s redemption or liquidation in the event the Company does not complete its initial Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering. In order to protect the amounts held in the Trust Account, the Company’s Chairman and Chief Executive Officer has agreed that he will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a definitive agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Chairman and Chief Executive Officer will not be responsible to the extent of any liability for such third party claims.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company:

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash, Cash Equivalents and Securities Held in Trust Account:

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amount can only be used by the Company in connection with the consummation of a Business Combination. At December 31, 2016, all of the assets in the Trust Account were invested in the J.P. Morgan 100% US Treasury Money Market Fund (199) Institutional Share Class. As of December 31, 2016, the Trust Account had earned $100,471 in interest which is held in the Trust Account to be released to the Company to pay its tax obligations.

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

Financial Instruments:

The fair value of the Company’s financial instruments, such as cash and payables, approximates the carrying amounts represented in the balance sheet due to the short-term nature of these instruments.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of December 31, 2016.

The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. The Company has been subject to income tax examinations by various taxing authorities since its inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2016 and 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Redeemable Common Stock:

All of the 15,000,000 shares of common stock sold as part of the Units in the Offering and the private placement contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. The initial stockholders and Cantor Fitzgerald have waived their rights to participate in such redemption with respect to their initial shares. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at December 31, 2016, 13,991,772 of the 15,000,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.01 per share at December 31, 2016).

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Liquidity:

As of December 31, 2016, the Company had $869,058 in its operating bank account, as well as $150,100,471 in cash and cash equivalents in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs through the earlier of consummation of its initial Business Combination or July 12, 2018. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. The Company anticipates that its uses of cash for the next twelve months from the filing date of the Form 10-K will be approximately $400,000 for expenses incurred in the search for target businesses, including the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of its initial Business Combination

Offering Costs:

Offering costs consist principally of legal, underwriting commissions and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to approximately $9.6 million were charged to stockholders’ equity upon completion of the Offering, including $3 million of underwriting commissions paid upon the closing of the Offering and $6 million of deferred underwriting commissions recorded as a liability in the accompanying balance sheet.

Net Loss per Share:

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,991,772 shares of common stock subject to possible redemption at December 31, 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings and an aggregate of 562,500 shares that were forfeited in August 2016 upon the expiration of the underwriters’ over-allotment option without exercise have been excluded from such calculation. The Company has not considered the effect of the warrants sold in the Offering and private placement to purchase 7,730,000 shares of the Company’s common stock in the calculation of diluted net loss per share because the exercise of the warrants is contingent on the occurrence of future events.

NOTE 3 — PUBLIC OFFERING

On July 12, 2016 the Company consummated the Offering of 15,000,000 Units at $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ‘‘Warrants’’). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or July 12, 2017 and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to July 12, 2018, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in the Offering during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, but only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments, at the Offering price less the underwriting discounts and commissions. The underwriters did not exercise the over-allotment option.

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

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ‘‘Lock Up Period’’). If subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, the Founder Shares will be released from the lock-up.

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

Related Party Loans:

M III LLC had agreed to loan the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the ‘‘Note’’) to cover expenses related to the Offering. This loan was non-interest bearing and payable on the earlier of July 31, 2016 or the completion of the Offering. As of December 31, 2016, all amounts owed under the Note had been repaid. In addition to the Note, M III LLC advanced the Company an additional $2,766 to cover expenses related to the Offering, which was also repaid upon consummation of the Offering on July 12, 2016.

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

NOTE 5 — COMMITMENTS

Underwriting Agreement

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriters at the closing of the Offering (or $3.0 million), with an additional fee (the ‘‘Deferred Discount’’) of 4% of the gross offering proceeds payable upon the Company’s completion of a Business Combination. The Deferred Discount will be forfeited by the underwriters if the Company fails to complete its initial Business Combination.

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

Other General and Administrative Services:

The Sponsor and the Company’s executive officers and directors, and their respective affiliates, will be entitled to be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, including but not limited to, identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor and the Company’s executive officers, directors and affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf, provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by the Company unless the Company consummates an initial Business Combination. Notwithstanding the foregoing, no reimbursement is due to M-III Partners, LP or M-III Partners, LLC for office space and general administrative expenses incurred by them and provided to the Company.

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

At December 31, 2016, the proceeds in the Trust Account were invested in money market funds holding U.S. government treasury bills yielding interest of approximately 0.10%. The carrying value of the investment is stated at market and includes interest income of approximately $100,471 at December 31, 2016.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2016	December 31, 2015
Assets:
Cash and securities held in Trust Account	1	$150,100,471	$-

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 35,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2016 there were 19,210,000 shares of common stock issued and outstanding, including 13,991,772 shares subject to redemption.

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2016, there were no shares of preferred stock issued and outstanding.

NOTE 8 — INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31, 2016	December 31, 2015

Deferred tax asset
Net operating loss carryforward	$5,149	$360
Total deferred tax assets	5,149	360
Valuation allowance	(5,149)	(360)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

	For the year ended December 31, 2016	For the Period from August 4, 2015 (Inception) to December 31, 2015

Federal
Current	$-	$-
Deferred	(3,836)	(275)

State
Current	$-	$-
Deferred	(953)	(85)
Change in valuation allowance	4,789	360
Income tax provision (benefit)	$-	$-

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $12,092 available to offset future taxable income. These NOLs expire beginning in 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control as defined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2016 and December 31, 2015, the changes in the valuation allowance were approximately $4,789 and $360, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2016	For the Period from August 4, 2015 (Inception) to December 31, 2015

Statutory federal income tax rate	(34.00)%	(34.00)%
State taxes, net of federal tax benefit	(8.60)%	(10.50)%
Change in valuation allowance	42.60%	44.50%
Income tax provision (benefit)	0%	0%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2017	M III ACQUISITION CORP.

	By:	/s/ Mohsin Y. Meghji
Name: Mohsin Y. Meghji
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mohsin Y. Meghji	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2017
Mohsin Y. Meghji	(Principal Executive Officer)

/s/ Brian Griffith	Chief Financial Officer	March 30, 2017
Brian Griffith	(Principal Financial and Accounting Officer)

/s/ Andrew L. Farkas	Director	March 30, 2017
Andrew L. Farkas

/s/ Osbert Hood	Director	March 30, 2017
Osbert Hood

/s/ Philip Marber	Director	March 30, 2017
Philip Marber

64