Form 10-Q
period 2017-03-31
M III Acquisition Corp.
filed 2017-05-12
CIK 1652362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2017, there were 19,210,000 shares of the Company’s common stock issued and outstanding.

M III Acquisition Corp.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M-III Acquisition Corp.

Condensed Balance Sheet

	As of March 31, 2017	As of December 31, 2016
	Unaudited

Assets
Cash	$742,431	$869,058
Prepaid expense	51,293	61,292
Current Assets	793,724	930,350

Cash held in Trust Account	150,222,925	150,100,471
Total Assets	$151,016,649	$151,030,821

Liabilities and Stockholders' Equity
Franchise tax payable	$36,670	$19,380
Current Liabilities	36,670	19,380

Deferred Underwriting Expense	6,000,000	6,000,000

Total Liabilities	6,036,670	6,019,380

Commitments and Contingencies Common stock, 13,977,225 and 13,991,772 shares subject to possible redemption at March 31, 2017 and December 31, 2016, respectively	139,979,978	140,011,440

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 share authorized, none issued or outstanding		-
Common stock, $0.0001 par value, 35,000,000 shares authorized; 5,232,775 shares issued and outstanding (excluding 13,977,225 shares subject to redemption) at March 31, 2017; 5,218,228 shares issued and outstanding (excluding 13,991,772 shares subject to redemption) at December 31, 2016	523	522
Additional Paid-in Capital	5,043,034	5,011,571
Accumulated Deficit	(43,556)	(12,092)

Total Equity	5,000,001	5,000,001

Total Liabilities & Stockholders Equity	$151,016,649	$151,030,821

The accompanying notes are an integral part of the unaudited condensed financial statements

M-III Acquisition Corp.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Operating costs	$(153,918)	$(135)
Loss from operations	(153,918)	(135)
Interest income	122,453
Net Loss	$(31,464)	$(135)

Weighted average number of common shares outstanding - basic and diluted (1)	5,218,228	4,312,500
Net loss per common share - basic and diluted	$(0.01)	$(0.00)

(1) Excludes 13,977,225 shares subject to redemption and 562,500 shares subject to forfeiture at March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements

M-III Acquisition Corp.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
	$(31,464)	$(135)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income held in Trust Account	(122,453)	-
Changes in operating assets and liabilities
Franchise tax payable	17,290	-
Prepaid expenses	9,999	-
Net cash used in operating activities	(126,629)	(135)

Cash flows from financing activities
Proceeds from Notes Payable to Related Party	-	50,000
Payment of deferred offering costs	-	(73,188)
Net cash provided by financing activities	-	(23,188)

Net decease in cash	(126,629)	(23,323)
Cash at beginning of the period	869,058	31,691
Cash at the end of the period	$742,431	$8,368

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

At March 31, 2017, the Company had not commenced any operations. All activity through March 31, 2017 relates to the Company’s formation, the initial public offering (‘‘Offering’’) described below and work to identify a potential target for the Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering.

The registration statement for the Offering was declared effective on July 6, 2016. On July 12, 2016, the Company consummated the Offering of 15,000,000 units (“Units” and, with respect to the common shares included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described more fully in Note 3.

Simultaneously with the closing of the Offering, the Company consummated the sale of 460,000 Units (the “Private Units” and, with respect to the shares included in the Private Units, the “Private Shares”), at a price of $10.00 per Unit in a private placement (the “Private Placement”) to the Company’s sponsor described below, and Cantor Fitzgerald & Co., the lead underwriter for the Offering (“Cantor Fitzgerald”), generating gross proceeds of $4,600,000, which is described more fully in Note 4.

Sponsor and Financing:

The Company’s sponsor is M III Sponsor I LLC, a Delaware limited liability company, and M III Sponsor I LP, a Delaware limited partnership (“M III LLC” and “M III LP,” respectively; and collectively, the ‘‘Sponsor’’). The Company intends to finance its Business Combination with net proceeds from the Offering (Note 3) and the Private Placement (Note 4). The net proceeds of the Offering and the Private Placement are held in the Trust Account (as defined below).

The Trust Account:

Following the closing of the Offering and the Private Placement on July 12, 2016, an amount of $150.0 million ($10.00 per unit) from the net proceeds of the sale of the Units in the Offering and the Private Placement was placed in a United States-based trust account (the “Trust Account”) at Citibank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, which funds may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. The funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below, except that interest earned on the funds in the Trust Account may be released to pay taxes and up to $50,000 of dissolution expenses. The remaining proceeds of the Offering and the Private Placement, which are held outside the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $50,000 of interest to pay dissolution expenses, if any, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the common stock included in the Units sold in the Offering if the Company is unable to complete its Business Combination by July 12, 2018 (subject to the requirements of law); or (iii) the redemption of shares in connection with a vote seeking to amend any provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, with it being understood that funds held in the Trust Account may be released in connection with the first to occur of such transactions.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating its Business Combination with (or acquisition of) a Target Business. A ‘‘Target Business’’ means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Company’s Business Combination. There is no assurance that the Company will be able to successfully effect its Business Combination.

The Company, after signing a definitive agreement for its Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets upon consummation of its Business Combination to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with the Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account as of March 31, 2017 is approximately $10.01 per Public Share ($150,222,925 held in the Trust Account divided by 15,000,000 Public Shares).

If the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Exchange Act) will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Offering (‘‘Excess Shares’’). However, the Company would not be restricting the stockholders’ ability to vote all of their shares (including Excess Shares) for or against the Business Combination.

The Company must complete its Business Combination by July 12, 2018. If the Company does not complete its Business Combination by July 12, 2018, then it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company (and Cantor Fitzgerald has agreed as part of its unit purchase agreement), pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account with respect to such shares only upon the Company’s redemption or liquidation in the event the Company does not complete its Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering. In order to protect the amounts held in the Trust Account, the Company’s Chairman and Chief Executive Officer has agreed that he will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective Target Business, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Chairman and Chief Executive Officer will not be responsible to the extent of any liability for such third party claims.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2017.

Emerging Growth Company:

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash, Cash Equivalents and Securities Held in Trust Account:

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and the Private Placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination, except that interest earned on funds in the Trust Account may be used to pay taxes and up to $50,000 of interest to pay dissolution expenses, if any. At March 31, 2017, all of the assets in the Trust Account were invested in the J.P. Morgan 100% US Treasury Money Market Fund (199) Institutional Share Class. As of March 31, 2017, the Trust Account had earned $222,925 in interest, which is held in the Trust Account, but may be released to the Company to pay its tax obligations and up to $50,000 of dissolution expenses.

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

Fair Value Measurement:

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II – Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of March 31, 2017.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Redeemable Common Stock:

All of the 15,000,000 shares of common stock sold as part of the Units in the Offering contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. The initial stockholders and Cantor Fitzgerald have waived their rights to participate in such redemption with respect to their initial shares. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon the closing of its Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at March 31, 2017, 13,977,225 of the 15,000,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.01 per share at March 31, 2017).

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

Liquidity:

As of March 31, 2017, the Company had $742,431 in its operating bank account.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs through the earlier of consummation of its Business Combination or July 12, 2018. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective Target Businesses, paying for travel expenditures, selecting the Target Business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company anticipates that its uses of cash for the next twelve months from the filing date of this Form 10-Q will be approximately $400,000 for expenses incurred in the search for Target Businesses, including the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of its Business Combination.

As of March 31, 2017, the Company also had $150,222,925 in cash and cash equivalents in the Trust Account. Such amounts can only be used by the Company in connection with the consummation of a Business Combination, except that interest earned on funds in the Trust Account may be used to pay taxes and up to $50,000 of interest to pay dissolution expenses, if any.

Offering Costs:

Offering costs consist principally of legal, underwriting commissions and other costs that are directly related to the Offering. All of such underwriting costs, amounting to approximately $9,600,000 (including $3,000,000 of underwriting commissions paid upon the closing of the Offering), were incurred prior to or shortly after the consummation of the Offering and were charged to stockholders’ equity upon completion of the Offering, except that $6,000,000 of such amount on account of deferred underwriting commissions is recorded as a liability in the accompanying balance sheet.

Net Loss per Share:

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,991,772 shares of common stock subject to possible redemption at March 31, 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Additionally, an aggregate of 562,500 shares that were forfeited in August 2016 upon the expiration of the underwriters’ over-allotment option without exercise have been excluded from such calculation at March 31, 2016. The Company has not considered the effect of the warrants sold in the Offering and the Private Placement to purchase 7,730,000 shares of the Company’s common stock in the calculation of diluted net loss per share because the exercise of the warrants is contingent on the occurrence of future events.

NOTE 3 — PUBLIC OFFERING

On July 12, 2016, the Company consummated the Offering of 15,000,000 Units at $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ‘‘Warrants’’). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or July 12, 2017 and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to July 12, 2018, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in the Offering during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, but only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

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

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Business Combination, or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ‘‘Lock Up Period’’). If subsequent to the Company’s Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Business Combination, the Founder Shares will be released from the lock-up.

Private Placement Units:

On July 12, 2016 the Sponsor and Cantor Fitzgerald purchased from the Company an aggregate of 460,000 private placement units, each consisting of one share of common stock and one warrant to purchase one half share of common stock with an exercise price of $5.75 per half share, at a price of $10.00 per unit (the ‘‘Private Placement Units’’). 340,000 Private Placement Units were purchased by the Sponsor and 120,000 Private Placement Units were purchased by Cantor Fitzgerald. The purchase price of the Private Placement Units was added to the net proceeds from the Offering to be held in the Trust Account pending completion of the Company’s Business Combination. The Private Placement Units (including their component securities) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, Cantor Fitzgerald or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, Cantor Fitzgerald or their permitted transferees, the Private Placement Warrants contained in the Private Placement Units are redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units sold in the Offering. In addition, for as long as the Private Placement Warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement related to the Offering. Otherwise, the Private Placement Warrants contained in the Private Placement Units have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Offering and have no net cash settlement provisions.

If the Company does not complete its Business Combination, then the proceeds from the Private Placement Units will be part of the liquidating distribution to the public stockholders and the Private Placement Units and their component securities issued to the Sponsor and Cantor Fitzgerald will expire worthless.

Related Party Loans:

M-III LLC had agreed to loan the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Offering. This loan was non-interest bearing and payable on the earlier of July 31, 2016 or the completion of the Offering. As of December 31, 2016, all amounts owed under the Note had been repaid. In addition to the Note, M-III LLC advanced the Company an additional $2,766 to cover expenses related to the Offering, which was also repaid upon consummation of the Offering on July 12, 2016.

In order to finance transaction costs in connection with an Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company would repay such loaned amounts out of the proceeds released from the Trust Account. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans will be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants discussed above. The terms of such loans by the Sponsor and the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company paid an underwriting discount of 2% of the Unit offering price to the underwriters at the closing of the Offering (or $3.0 million), with an additional fee (the ‘‘Deferred Discount’’) of 4% of the gross offering proceeds payable upon the Company’s completion of a Business Combination. The Deferred Discount will be forfeited by the underwriters if the Company fails to complete its Business Combination.

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

NOTE 6 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

Upon the closing of the Offering and the Private Placement, a total of $150,000,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested only in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At March 31, 2017, the proceeds in the Trust Account were invested in money market funds holding U.S. government treasury bills yielding interest of approximately 0.10%. The carrying value of the investment is stated at market and includes interest income of $150,222,925 at March 31, 2017.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2017	December 31, 2016
Assets:
Cash and securities held in Trust Account	1	$150,222,925	$150,100,472

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized shares of common stock of the Company is 35,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2017, there were 19,210,000 shares of common stock issued and outstanding, including 13,977,225 shares subject to redemption.

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2017, there were no shares of preferred stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). References in this Form 10-Q to “we,” “us” or the “Company” refer to M III Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to M III Sponsor I LP and M III Sponsor I LLC.

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

Overview

The Company is a blank check company incorporated on August 3, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-Q as our Business Combination. The Company intends to effectuate the Business Combination using cash from the proceeds of our initial public offering (the “Offering”) and the Private Placement (as defined below), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2017 were organizational activities, and those necessary to prepare for the Offering described below and, since July 2016, activities related to identifying an appropriate candidate for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We have generated, and anticipate continuing to generate, non-operating income in the form of interest income on cash and securities held after the Offering. We anticipate that such non-operating income will be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our Annual Report on Form 10-K. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three-month periods ended March 31, 2017 and March 31, 2016, the Company had net losses of $31,464 and $135, respectively.

The entire activity of the Company through March 31, 2017 was in preparation for the Offering, which was consummated on July 12, 2016, and searching after the consummation of the Offering for a target for our Business Combination. We believe that we have sufficient funds available to complete our efforts to effect our Business Combination with an operating business by July 12, 2018, which is 24 months from the closing of the Offering.

Liquidity and Capital Resources

In July 2016, the Company consummated its initial public offering (the "Offering") of 15,000,000 units ("Units"), with each Unit consisting of one share of common stock, $0.0001 par value per share ("Common Stock"), and one warrant ("Warrant") to purchase one-half of one share of Common Stock, pursuant to the registration statement on Form S-1 (File No. 333-210817). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $150,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 460,000 private placement units (the “Private Placement Units”) to our sponsor and Cantor Fitzgerald, at a price of $10.00 per Private Placement Unit, generating gross proceeds, before expenses, of $4,600,000.

A total of $150,000,000 of the net proceeds from the Offering and the Private Placement have been deposited in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) and are not available to us for operations (except amounts to pay taxes). The amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Remaining proceeds of approximately $950,000 were deposited in the Company's operating account, of which $742,431 remained available for working capital purposes and to fund the Company’s activities to search for a Business Combination as of March 31, 2017. The Company anticipates that its uses of cash for the next twelve months from the filing date of this Form 10-Q will be approximately $400,000 for expenses incurred in the search for Target Businesses, including the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of its Business Combination.

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

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that, while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our Business Combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our Business Combination is less than the actual amount necessary to do so, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such loans will be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to warrants in the Private Placement Units. Except as described above, the terms of such loans by our initial stockholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Redeemable Common Stock

All of the 15,000,000 shares of common stock sold as part of the Units in the Offering contain a redemption feature which allows for the redemption of such common stock under our liquidation or tender offer/stockholder approval provisions. The initial stockholders and Cantor Fitzgerald have waived their rights to participate in such redemption with respect to their initial shares. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although we do not specify a maximum redemption threshold, our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon closing of our Business Combination.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the securities to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at March 31, 2017, 13,977,225 of the 15,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.01 per share at March 31, 2017).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were organized for the purpose of effecting a Business Combination. As of March 31, 2017, we had not commenced any operations or generated any revenues. All activity through March 31, 2017 relates to our formation and our Offering and, subsequent to the Public Offering, searching for a target for our Business Combination. Subsequent to consummation of the Offering on July 12, 2016, $150,000,000 of the net proceeds of the Offering and the Private Placement were deposited into the Trust Account and may be invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. Therefore, we do not believe there is a material interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed on March 30, 2017. The Company may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

M III ACQUISITION CORP.

Dated: May 12, 2017	/s/ Mohsin Y. Meghji
Name: Mohsin Y. Meghji
Title: Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 12, 2017	/s/ Brian Griffith
Name: Brian Griffith
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

