Form 10-Q
period 2017-06-30
M III Acquisition Corp.
filed 2017-08-11
CIK 1652362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, there were 19,210,000 shares of the Company’s common stock issued and outstanding.

M III Acquisition Corp.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M-III Acquisition Corp.

Condensed Balance Sheets

	As of June 30, 2017	As of December 31,
	Unaudited	2016

Assets
Cash	$667,445	$869,058
Prepaid expense	41,294	61,292
Current Assets	708,739	930,350

Cash held in Trust Account	150,422,455	150,100,471
Total Assets	$151,131,194	$151,030,821

Liabilities and Stockholders' Equity
Franchise tax payable	$71,250	$19,380
Current Liabilities	71,250	19,380

Deferred underwriting expense	6,000,000	6,000,000

Total Liabilities	6,071,250	6,019,380

Commitments and Contingencies

Common stock, 13,966,659 and 13,991,772 shares subject to possible redemption at June 30, 2017 and December 31, 2016, respectively	140,059,943	140,011,440

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 share authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized; 5,243,341 shares issued and outstanding (excluding 13,966,659 shares subject to redemption) at June 30, 2017; 5,218,228 shares issued and outstanding (excluding 13,991,772 shares subject to redemption) at December 31, 2016	524	522
Additional Paid-in Capital	4,963,068	5,011,571
Retained earnings (accumulated deficit)	36,409	(12,092)

Total Stockholders’ Equity	5,000,001	5,000,001

Total Liabilities and Stockholders Equity	$151,131,194	$151,030,821

The accompanying notes are an integral part of the unaudited condensed financial statements

M-III Acquisition Corp.

 Condensed Statements of Operations (unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	Unaudited	Unaudited	Unaudited	Unaudited

Formation and operating costs	$(273,482)	$(365)	$(119,565)	$(230)
Loss from operations	(273,482)	(365)	(119,565)	(230)
Interest Income	321,983	-	199,530	-
Net Income / (Loss)	$48,501	$(365)	$79,965	$(230)

Weighted average number of common shares outstanding - basic and diluted (1)	5,225,501	4,375,000	5,232,775	4,375,000
Net Income / (loss) per common share - basic and diluted	$0.01	$(0.01)	$0.02	$(0.01)

(1) Excludes 13,966,659 shares subject to redemption at June 30, 2017 and 562,500 shares subject to forfeiture at June 30, 2016 for failure by the underwriters to exercise their overallotment option.

The accompanying notes are an integral part of the unaudited condensed financial statements

M-III Acquisition Corp.

 Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
	$48,501	$(365)
Net income (loss)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income held in Trust Account	(321,983)	-
Changes in operating assets and liabilities
Increase in franchise tax payable	51,870	-
Decrease in prepaid expense	19,999	-
Net cash used in operating activities	(201,613)	(365)

Cash flows from financing activities
Proceeds from notes payable to related party	-	140,266
Payment of deferred offering costs	-	(163,454)
Net cash used in financing activities	-	(23,188)

Net decrease in cash	(201,613)	(23,553)
Cash at beginning of the period	869,058	31,691
Cash at the end of the period	$667,445	$8,138

Non-cash investing and financing activities
Change in value of common stock subject to possible redemption	$48,503	-

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

At June 30, 2017, the Company had not commenced any operations. All activity through June 30, 2017 relates to the Company’s formation, the initial public offering (‘‘Offering’’) described below and work to identify a potential target for the Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering.

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

Sponsor and Financing:

The Company’s sponsors are M III Sponsor I LLC, a Delaware limited liability company, and M III Sponsor I LP, a Delaware limited partnership (“M III LLC” and “M III LP,” respectively; and collectively, the ‘‘Sponsor’’). The Company intends to finance its Business Combination with net proceeds from the Offering (Note 3) and the Private Placement (Note 4). The net proceeds of the Offering and the Private Placement are held in the Trust Account (as defined below).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes and up to $50,000 of dissolution expenses, if any, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the common stock included in the Units sold in the Offering, if the Company is unable to complete its Business Combination by July 12, 2018 (subject to the requirements of law); or (iii) the redemption of shares in connection with a vote seeking to amend any provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, with it being understood that funds held in the Trust Account may be released in connection with the first to occur of such transactions.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating its Business Combination with (or acquisition of) a Target Business. A ‘‘Target Business’’ means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect its Business Combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with the Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account as of June 30, 2017 is approximately $10.03 per Public Share ($150,422,455 held in the Trust Account divided by 15,000,000 Public Shares).

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

The Company must complete its Business Combination by July 12, 2018. If the Company does not complete its Business Combination by July 12, 2018, then it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company (and Cantor Fitzgerald has agreed as part of its unit purchase agreement), pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account with respect to such shares only upon the Company’s redemption or liquidation in the event the Company does not complete its Business Combination within the required time period.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of the Company’s financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2017.

Emerging Growth Company:

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash, Cash Equivalents and Securities Held in Trust Account:

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and the Private Placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination, except that interest earned on funds in the Trust Account may be used to pay taxes and up to $50,000 of dissolution expenses, if any. At June 30, 2017, all of the assets in the Trust Account were invested in the J.P. Morgan 100% US Treasury Money Market Fund (199) Institutional Share Class. As of June 30, 2017, the Trust Account had earned $321,984 in interest, which is held in the Trust Account, but may be released to the Company to pay its tax obligations and up to $50,000 of dissolution expenses.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of June 30, 2017.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Redeemable Common Stock:

All of the 15,000,000 shares of common stock sold as part of the Units in the Offering contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. The initial stockholders and Cantor Fitzgerald have waived their rights to participate in such redemption with respect to their initial shares. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company’s amended and restated certificate of incorporation does not specify a maximum redemption threshold, it provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon the closing of its Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at June 30, 2017 and December 31, 2016, 13,966,659 and 13,991,772, respectively, of the 15,000,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.03 per share at June 30, 2017).

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Offering Costs:

Offering costs consist principally of legal, underwriting commissions and other costs that are directly related to the Offering. All of such underwriting costs, amounting to approximately $9,600,000 (including $3,000,000 of underwriting commissions paid upon the closing of the Offering), were incurred prior to or shortly after the consummation of the Offering and were charged to stockholders’ equity upon completion of the Offering, except that $6,000,000 of such amount is recorded as a liability in the accompanying balance sheet on account of deferred underwriting commissions.

Net Income (Loss) per Share:

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,966,659 shares of common stock subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account. Additionally, an aggregate of 562,500 shares that were forfeited in August 2016 upon the expiration of the underwriters’ over-allotment option without exercise have been excluded from such calculation at June 30, 2016. The Company has not considered the effect of the warrants sold in the Offering and the Private Placement to purchase 7,730,000 shares of the Company’s common stock in the calculation of diluted net income (loss) per share because the exercise of the warrants is contingent on the occurrence of future events.

NOTE 3 — SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued require potential adjustment to, or disclosure in, the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

NOTE 4 — LIQUIDITY

As of June 30, 2017, the Company had $667,445 in its operating bank account.

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

As of June 30, 2017, the Company also had $150,422,455 in cash and cash equivalents in the Trust Account. Such amounts can only be used by the Company in connection with the consummation of a Business Combination, except that interest earned on funds in the Trust Account may be used to pay taxes and up to $50,000 of dissolution expenses, if any.

NOTE 5 — PUBLIC OFFERING

On July 12, 2016, the Company consummated the Offering of 15,000,000 Units at $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ‘‘Warrants’’). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75 (i.e., $11.50 per whole share). No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or July 12, 2017 and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to July 12, 2018, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the Warrant holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, but only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments, at the Offering price less the underwriting discounts and commissions. The underwriters did not exercise the over-allotment option.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares:

In August 2015, M III LLC purchased an aggregate 3,593,750 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.007 per share. On November 5, 2015, the Company effectuated a 1.760-for-1 stock split in the form of a dividend. All share and per-share amounts have been retroactively restated for the effect of this stock split. On December 31, 2015, the Company cancelled 1,293,750 Founder Shares issued in the stock split, and on July 6, 2016, the Company cancelled a further 718,750 Founder Shares issued in the stock split, resulting in an aggregate of 4,312,500 Founder Shares outstanding. After giving effect to the forfeiture of 562,500 shares because the underwriters’ over-allotment option was not exercised, there are 3,750,000 Founder Shares currently outstanding. As a result of the stock split and subsequent partial cancellations and forfeiture, the per-share purchase price of the Founder Shares decreased to $0.006 per share. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Business Combination, or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ‘‘Lock Up Period’’). If subsequent to the Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Private Placement Units:

On July 12, 2016, the Sponsor and Cantor Fitzgerald purchased from the Company an aggregate of 460,000 private placement units, each consisting of one share of common stock and one warrant to purchase one-half of one share of common stock with an exercise price of $5.75 per half share, at a price of $10.00 per unit (the ‘‘Private Placement Units’’). 340,000 Private Placement Units were purchased by the Sponsor and 120,000 Private Placement Units were purchased by Cantor Fitzgerald. The purchase price of the Private Placement Units was added to the net proceeds from the Offering deposited in the Trust Account pending completion of the Business Combination. The Private Placement Units (including their component securities) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, Cantor Fitzgerald or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, Cantor Fitzgerald or their permitted transferees, the Private Placement Warrants contained in the Private Placement Units are redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units sold in the Offering. In addition, for as long as the Private Placement Warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement related to the Offering. Otherwise, the Private Placement Warrants contained in the Private Placement Units have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Offering and have no net cash settlement provisions.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company would repay such loaned amounts out of the proceeds released from the Trust Account. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans will be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants discussed above. The terms of such loans by the Sponsor and the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At June 30, 2017, the proceeds in the Trust Account were invested in money market funds holding U.S. government treasury bills yielding interest of approximately 0.10%. The carrying value of the investment is stated at market and includes interest income of $422,455 at June 30, 2017, of which $321,983 was earned in the six months ended June 30, 2017.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	December 31, 2016
Assets:
Cash and securities held in Trust Account	1	$150,422,455	$150,100,471

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized shares of common stock of the Company is 35,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At June 30, 2017, there were 19,210,000 shares of common stock issued and outstanding, including 13,966,659 shares subject to redemption.

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2017, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2017 were organizational activities, and those necessary to prepare for the Offering described below and, since July 2016, activities related to identifying an appropriate candidate for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We have generated, and anticipate continuing to generate, non-operating income in the form of interest income on cash and securities held after the Offering. We anticipate that such non-operating income will be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our Annual Report on Form 10-K. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three-month period ended June 30, 2017 the Company had a net income of $79,965 and for the three-month period ended June 30, 2016, the Company had a net loss of $230. For the six-month period ended June 30, 2017 the company had a net income of $48,501 and for the six-month period ended June 30, 2016, the Company had a net loss of $365.

The entire activity of the Company through June 30, 2017 was in preparation for the Offering, which was consummated on July 12, 2016, and searching after the consummation of the Offering for a target for our Business Combination. We believe that we have sufficient funds available to complete our efforts to effect our Business Combination with an operating business by July 12, 2018, which is 24 months from the closing of the Offering.

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

A total of $150,000,000 of the net proceeds from the Offering and the Private Placement have been deposited in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) and are not available to us for operations (except amounts to pay taxes). The amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Remaining proceeds of approximately $950,000 were deposited in the Company's operating account, of which $667,445 remained available for working capital purposes and to fund the Company’s activities to search for a Business Combination as of June 30, 2017. The Company anticipates that its uses of cash for the next twelve months from the filing date of this Form 10-Q will be approximately $400,000 for expenses incurred in the search for target businesses, including the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of its Business Combination.

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

Accordingly, at June 30, 2017, 13,966,659 of the 15,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.03 per share at June 30, 2017).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were organized for the purpose of effecting a Business Combination. As of June 30, 2017, we had not commenced any operations or generated any revenues. All activity through June 30, 2017 relates to our formation and our Offering and, subsequent to the Public Offering, searching for a target for our Business Combination. Subsequent to consummation of the Offering on July 12, 2016, $150,000,000 of the net proceeds of the Offering and the Private Placement were deposited into the Trust Account and may be invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. Therefore, we do not believe there is a material interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases Of Equity Securities By The Issuer And Affiliated Purchasers

Warrant purchase activity by the affiliated purchasers of the Company during the three months ended June 30, 2017 was as follows:

	Total number of warrants purchased (1)	Average price paid per warrant
April 1, 2017 to April 30, 2017	-	-
May 1, 2017 to May 31, 2017	59,400	$0.31	(2)
June 1, 2017 to June 30, 2017	-	-
Total	59,400	$0.31

(1)	Each warrant is exercisable to purchase one half share of common stock at an exercise price of $5.75 during the period commencing on the later of (i) twelve months from July 12, 2016 or (ii) 30 days following the consummation of our initial business combination, and expiring on the fifth anniversary of the consummation of our initial business combination.

(2)	Represents the weighted average purchase price of the warrants during such period. The warrants were acquired in multiple transactions at prices ranging from $0.30 per warrant to $0.39 per warrant.

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

M III ACQUISITION CORP.

Dated: August 11, 2017	/s/ Mohsin Y. Meghji
Name: Mohsin Y. Meghji
Title: Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 11, 2017	/s/ Brian Griffith
Name: Brian Griffith
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

