Form 10-Q
period 2017-09-30
M III Acquisition Corp.
filed 2017-11-13
CIK 1652362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 19,210,000 shares of the Company’s common stock issued and outstanding.

M III Acquisition Corp.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M-III Acquisition Corp.

Condensed Balance Sheets

	As of September 30, 2017	As of December 31,
	Unaudited	2016

Assets
Cash	$613,720	$869,058
Prepaid expense	31,295	61,292
Current Assets	645,015	930,350

Cash and securities held in Trust Account	150,723,082	150,100,471
Total Assets	$151,368,097	$151,030,821

Liabilities and Stockholders' Equity
Franchise tax payable	88,540	19,380
Accrued income tax	$105,048	$0
Current Liabilities	193,588	19,380
Deferred underwriting fee	6,000,000	6,000,000

Total Liabilities	6,193,588	6,019,380

Commitments and Contingencies

Common stock, 13,950,203 and 13,991,772 shares subject to possible redemption at September 30, 2017 and December 31, 2016, respectively	140,174,508	140,011,440

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 share authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized; 5,259,797 shares issued and outstanding (excluding 13,950,203 shares subject to redemption) at September 30, 2017; 5,218,228 shares issued and outstanding (excluding 13,991,772 shares subject to redemption) at December 31, 2016	525	522
Additional Paid-in Capital	4,848,501	5,011,571
Retained earnings (accumulated deficit)	150,975	(12,092)

Total Stockholders’ Equity	5,000,001	5,000,001

Total Liabilities and Stockholders’ Equity	$151,368,097	$151,030,821

The accompanying notes are an integral part of the unaudited condensed financial statements

M-III Acquisition Corp.

Condensed Statements of Operations (unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016		Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Formation and operating costs	$(354,496)		$(47,265)	$(81,014)		$(46,900)
Loss from operations	(354,496)		(47,265)	(81,014)		(46,900)
Interest income	622,610		31,297	300,627		31,297
Income before provision of income taxes	268,114		(15,968)	219,613		(15,603)
Income tax provision	(105,048)		-	(105,048)		-
Net Income / (Loss)	$163,066		$(15,968)	$114,565		$(15,603)

Weighted average number of common shares outstanding - basic and diluted (1)	5,251,965		4,558,494	5,232,775		5,058,396

Net Income / (loss) per common share - basic and diluted (2)	$(0.06)	$	(Revised) (0.01)	$(0.02)	$	(Revised) (0.01)

(1)	Excludes 13,950,203 shares subject to redemption at September 30, 2017 and 562,500 shares subject to forfeiture at September 30, 2016 for failure by the underwriters to exercise their overallotment option.
(2)	Net Income / (loss) per common share – basic and diluted excludes interest income attributable to the shares of common stock subject to redemption for the nine months ended September 30, 2017 and 2016 of $452,390 and $23,870, respectively and for the three months ended September 30, 2017 and 2016 of $218,737 and $23,870, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements

M-III Acquisition Corp.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities:

Net income (loss)	$163,066	$(15,968)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income held in Trust Account	(622,610)	(31,297)
Changes in operating assets and liabilities
Increase in franchise tax payable	69,160	9,690
Increase (decrease) in prepaid expense	29,998	(71,292)
Increase in accrued income tax	105,048	-
Net cash used in operating activities	(255,338)	(108,867)

Cash flows from investing activities
Principal deposited in Trust Account	-	(150,000,000)
Net cash used in investing activities	-	(150,000,000)

Cash flows from financing activities
Repayment of note payable to related party	-	(238,000)
Net proceeds from issuance of units	-	146,848,325
Gross proceeds from private placement	-	4,600,000
Payment of offering costs	-	(219,291)
Net cash provided by financing activities	-	150,991,034

Net (decrease) / increase in cash	(255,338)	882,167
Cash at beginning of the period	869,058	31,691
Cash at the end of the period	$613,720	$913,858
Supplemental disclosure of non-cash financing activities
Deferred underwriting fees		$6,000,000
Deferred offering costs reclassified to equity		$105,000
Value of common stock subject to possible redemption		$140,006,756
Change in common stock subject to possible redemption	$163,068	-

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

At September 30, 2017, the Company had not commenced any operations. All activity through September 30, 2017 relates to the Company’s formation, the initial public offering (‘‘Offering’’) described below and work to identify and negotiate an appropriate Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering.

The registration statement for the Offering was declared effective on July 6, 2016. On July 12, 2016, the Company consummated the Offering of 15,000,000 units (“Units” and, with respect to the shares of common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described more fully in Note 3.

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

Sponsor and Financing:

The Company’s sponsors are M III Sponsor I LLC, a Delaware limited liability company, and M III Sponsor I LP, a Delaware limited partnership (“M III LLC” and “M III LP,” respectively; and collectively, the ‘‘Sponsor’’). The Company intends to finance its Business Combination with net proceeds from the Offering (Note 3) and the Private Placement (Note 4). Substantially all of the net proceeds of the Offering and the Private Placement are held in the Trust Account (as defined below).

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with the Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account as of September 30, 2017 is approximately $10.05 per Public Share ($150,723,082 held in the Trust Account divided by 15,000,000 Public Shares).

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of the Company’s financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2017.

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

Cash and Securities Held in Trust Account:

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and the Private Placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination, except that interest earned on funds in the Trust Account may be used to pay taxes and up to $50,000 of dissolution expenses, if any. At September 30, 2017, all of the assets in the Trust Account were invested in the J.P. Morgan 100% US Treasury Money Market Fund (199) Institutional Share Class. As of September 30, 2017, the Trust Account had earned $723,082 in interest, which is held in the Trust Account, but may be released to the Company to pay its tax obligations and up to $50,000 of dissolution expenses.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of September 30, 2017.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Accordingly, at September 30, 2017 and December 31, 2016, 13,950,203 and 13,991,772, respectively, of the 15,000,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (approximately $10.05 per share at September 30, 2017).

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

Net Income (Loss) per Share:

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Offering and private placement to purchase 8,936,250 shares of Class A common stock, (2) rights sold in the Offering and private placement that convert into 1,787,250 shares of Class A common stock, and (3) 1,125,000 shares of Class A common stock, warrants to purchase 562,500 shares of Class A common stock and rights that convert into 112,500 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted income per common share is the same as basic income per common share for the periods.

Reconciliation of net income (loss) per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per common share is calculated as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Net income (loss)	$163,066	$(15,968)	$114,565	$(15,603)
Less: income attributable to ordinary shares subject to redemption	(452,390)	(23,870)	(218,737)	(23,056)
Adjusted net loss	$(289,324)	$(39,839)	$(104,172)	$(38,659)
Weighted average shares outstanding, basic and diluted	5,251,965	4,558,494	5,232,775	5,058,396
		(Revised)		(Revised)
Basic and diluted net loss per ordinary share	$(0.06)	$(0.01)	$(0.02)	$(0.00)

NOTE 3 — SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued require potential adjustment to, or disclosure in, the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

NOTE 4 — LIQUIDITY

As of September 30, 2017, the Company had $613,720 in its operating bank account.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs through the earlier of consummation of its Business Combination or July 12, 2018. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company anticipates that its uses of cash for the next twelve months from the filing date of this Form 10-Q will be approximately $575,000 for expenses incurred in the search for target businesses, including the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of its Business Combination.

As of September 30, 2017, the Company also had $150,723,082 in cash and securities in the Trust Account. Such amounts can only be used by the Company in connection with the consummation of a Business Combination, except that interest earned on funds in the Trust Account may be used to pay taxes and up to $50,000 of dissolution expenses, if any.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company would repay such loaned amounts out of the proceeds released from the Trust Account. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans will be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants discussed above. The terms of such loans by the Sponsor, its affiliate and the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

At September 30, 2017, the proceeds in the Trust Account were invested in money market funds holding U.S. government treasury bills yielding interest of approximately 0.4%. The carrying value of the investment is stated at market and includes interest income of $723,082 at September 30, 2017, of which $622,610 was earned in the nine months ended September 30, 2017.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and securities held in Trust Account	1	$150,723,082	$150,100,471

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized shares of common stock of the Company is 35,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. At September 30, 2017, there were 19,210,000 shares of common stock issued and outstanding, including 13,950,203 shares subject to redemption.

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2017, there were no shares of preferred stock issued and outstanding.

NOTE 10 — SUBSEQUENT EVENT

On November 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IEA Energy Services LLC (“IEA Services”), Wind Merger Sub I, Inc. (“Merger Sub I”), Wind Merger Sub II, LLC (“Merger Sub II”), Infrastructure and Energy Alternatives, LLC (“IEA LLC”), Oaktree Opportunities Fund III Delaware, L.P., as seller’s representative, and (solely for certain limited purposes) M III Sponsor I LP and M III Sponsor I LLC. Pursuant to the Merger Agreement, the Company will acquire all of the outstanding capital stock of IEA Services through a merger of Merger Sub I, a wholly owned subsidiary of the Company formed on October 18, 2017, with and into IEA Services, with IEA Services being the surviving company of such merger (the “Potential Combination”). Immediately following the Potential Combination, and as part of an integrated plan, IEA Services shall be merged with and into Merger Sub II, with Merger Sub II (formed on October 18, 2017) being the surviving company of such merger. As a result of these transactions, IEA Services will become a wholly-owned subsidiary of the Company. IEA Services is an engineering, procurement and construction company focused on utility-scale renewable energy facilities.

Pursuant to the Merger Agreement, IEA LLC will receive (subject to certain adjustments described in the Merger Agreement) $100,000,000 in cash, 10,000,000 shares of common stock and approximately $35,000,000 in shares of preferred stock of the Company, par value $0.0001 per share. IEA LLC will also be entitled to receive up to 9,000,000 shares of common stock in the aggregate upon the achievement of the EBITDA thresholds specified in the Merger Agreement for the Company’s 2018 and 2019 fiscal years (with amounts not earned in 2018 available to be earned in 2019).

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

Subsequent to September 30, 2017, on November 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IEA Energy Services LLC (“IEA Services”), Wind Merger Sub I, Inc. (“Merger Sub I”), Wind Merger Sub II, LLC (“Merger Sub II”), Infrastructure and Energy Alternatives, LLC (“IEA LLC”), Oaktree Opportunities Fund III Delaware, L.P., as seller’s representative, and (solely for certain limited purposes) M III Sponsor I LP and M III Sponsor I LLC. Pursuant to the Merger Agreement, the Company will acquire all of the outstanding capital stock of IEA Services through a merger of Merger Sub I, a wholly owned subsidiary of the Company formed on October 18, 2017, with and into IEA Services, with IEA Services being the surviving company of such merger (the “Potential Combination”). Immediately following the Potential Combination, and as part of an integrated plan, IEA Services shall be merged with and into Merger Sub II, with Merger Sub II (formed on October 18, 2017) being the surviving company of such merger. As a result of these transactions, IEA Services will become a wholly-owned subsidiary of the Company. IEA Services is an engineering, procurement and construction company focused on utility-scale renewable energy facilities.

Pursuant to the Merger Agreement, IEA LLC will receive (subject to certain adjustments described in the Merger Agreement) $100,000,000 in cash, 10,000,000 shares of common stock and approximately $35,000,000 in shares of preferred stock of the Company, par value $0.0001 per share. IEA LLC will also be entitled to receive up to 9,000,000 shares of common stock in the aggregate upon the achievement of the EBITDA thresholds specified in the Merger Agreement for the Company’s 2018 and 2019 fiscal years (with amounts not earned in 2018 available to be earned in 2019).

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which has been filed on a Current Report on Form 8-K/A with the Securities and Exchange Commission on November 8, 2017.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2017 were organizational activities, and those necessary to prepare for the Offering described below and, since July 2016, activities related to identifying and negotiating an appropriate Business Combination and otherwise seeking to consummate such a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We have generated, and anticipate continuing to generate, non-operating income in the form of interest income on cash and securities held after the Offering. We anticipate that such non-operating income will be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our Annual Report on Form 10-K. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three-month period ended September 30, 2017 the Company had a net income of $114,565 and for the three-month period ended September 30, 2016, the Company had a net loss of $15,603. For the nine-month period ended September 30, 2017 the company had a net income of $163,066 and for the nine-month period ended September 30, 2016, the Company had a net loss of $15,968.

The entire activity of the Company through September 30, 2017 was in preparation for the Offering, which was consummated on July 12, 2016, and searching after the consummation of the Offering for a target for our Business Combination. We believe that we have sufficient funds available to complete our efforts to effect our Business Combination with an operating business by July 12, 2018, which is 24 months from the closing of the Offering.

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

A total of $150,000,000 of the net proceeds from the Offering and the Private Placement have been deposited in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) and are not available to us for operations (except amounts to pay taxes). The amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Remaining proceeds of approximately $950,000 were deposited in the Company's operating account, of which $613,720 remained available for working capital purposes and to fund the Company’s activities to search for and negotiate a Business Combination as of September 30, 2017. The Company anticipates that its uses of cash for the next twelve months from the filing date of this Form 10-Q will be approximately $575,000 for expenses incurred in the search for target businesses, including the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of its Business Combination.

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to Cantor Fitzgerald for services in connection with the Offering upon the consummation of such combination in an amount equal to $6,000,000, except that 50% of such fee may be paid to Jefferies LLC, in lieu of Cantor Fitzgerald, if the Business Combination is consummated. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that, while we have incurred costs in connection with our pursuit of the business combination contemplated by the Merger Agreement and expect to incur further costs through the consummation, if any, of such transaction, many of those costs will not be payable until the closing of such business combination and then would expect such expenses to be funded out of amounts being released from the Trust Account. However, if our estimate of the costs of consummating such transaction is less than the actual amount necessary to do so or such transaction is not consummated and we are required to pay such costs without access to the funds in the Trust Account, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such loans will be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to warrants in the Private Placement Units. Except as described above, the terms of such loans by our initial stockholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the portion of the underwriting commissions fee payable to Cantor Fitzgerald for its services in connection with the Offering which is due upon the consummation of the Business Combination in an amount equal to $6,000,000. Pursuant to a letter agreement, dated October 2, 2017, Cantor Fitzgerald has agreed to share 50% of such underwriting commission with Jefferies LLC in the event that the Potential Combination is consummated.

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

Accordingly, at September 30, 2017, 13,950,203 of the 15,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.05 per share at September 30, 2017).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were organized for the purpose of effecting a Business Combination. As of September 30, 2017, we had not commenced any operations or generated any revenues. All activity through September 30, 2017 relates to our formation and our Offering and, subsequent to the Public Offering, searching for a target for our Business Combination and negotiating a Business Combination. Subsequent to consummation of the Offering on July 12, 2016, $150,000,000 of the net proceeds of the Offering and the Private Placement were deposited into the Trust Account and may be invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. Therefore, we do not believe there is a material interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

M III ACQUISITION CORP.

Dated: November 13, 2017	/s/ Mohsin Y. Meghji
Name: Mohsin Y. Meghji
Title: Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

Dated: November 13, 2017	/s/ Brian Griffith
Name: Brian Griffith
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

