Form 10-K
period 2017-12-31
M III Acquisition Corp.
filed 2018-03-06
CIK 1652362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒     No   ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2017, as reported on the NASDAQ Capital Market, was $147,000,000.

As of March 2, 2018, 19,210,000 shares of common stock, par value $0.0001 per share (the “common stock”) were issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“we,” “us,” “company” or “our company” are to M III Acquisition Corp .;

•	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team have purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“management” or our “management team” are to our executive officers and directors;

•	“operating advisors” are to the individuals described herein as such under the caption “Operating Advisors” and any other individuals designated by us as operating advisors;

•	“M III LP” are to M III Sponsor I LP, a Delaware limited partnership; Mohsin Y. Meghji, our Chairman and Chief Executive Officer, is the Chief Executive Officer of M III Acquisition Partners I Corp., a Delaware corporation which is the sole general partner of M III Sponsor I LP;

•	“M III LLC” are to M III Sponsor I LLC, a Delaware limited liability company; Mohsin Y. Meghji, our Chairman and Chief Executive Officer, is the managing member of M III Acquisition Partners I LLC, the sole managing member of M III Sponsor I LLC;

•	“M-III Partners” are to M-III Partners, LP or its predecessor in interest, M-III Partners, LLC, as applicable;

•	“sponsor” are to M III LLC and M III LP, collectively;

•	“combined team” is to our management team, our operating advisors and the management and employees of M-III Partners and its subsidiaries, collectively;

•	“founder shares” are to shares of our common stock, 3,750,000 of which are currently outstanding and have been issued to our initial stockholders prior to our initial public offering;

•	“private placement units” are to the units issued to our sponsor and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) in a private placement simultaneously with the closing of our initial public offering;

•	“private placement shares” are to the shares of our common stock included in the private placement units;

•	“private placement warrants” are to the warrants included in the private placement units;

•	“public units” are to the units sold in our initial public offering;

•	“warrants” refer to our redeemable warrants, which includes all of our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination with IEA Energy Services, LLC;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain any additional financing that may be required to complete our initial business combination;
•	our pool of prospective target businesses;
•	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.

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

On November 3, 2017, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 thereto, dated November 15, 2017, Amendment No. 2 thereto, dated December 27, 2017, Amendment No. 3 thereto, dated January 9, 2017 and Amendment No. 4 thereto, dated February 7, 2018, and as it may be further amended from time to time, the "Merger Agreement") with IEA Energy Services LLC ("IEA Services"), Wind Merger Sub I, Inc. ("Merger Sub I"), Wind Merger Sub II, LLC ("Merger Sub II"), Infrastructure and Energy Alternatives, LLC ("Seller"), Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as Seller’s representative, and, solely for purposes of certain sections therein, M III LLC and M III LP. The Merger Agreement provides for, among other things, the merger of Merger Sub I with and into IEA Services with IEA Services surviving such merger and, immediately thereafter, merging with and into Merger Sub II with Merger Sub II surviving such merger as an indirect, wholly-owned subsidiary of our company (together with the other transactions contemplated by the Merger Agreement, the "Potential IEA Combination"). As a result of the foregoing, we will acquire IEA Services and its subsidiaries, which we collectively refer to as "IEA".

IEA is a leading U.S. provider of infrastructure solutions for the renewable energy, traditional power and civil infrastructure industries. Currently, it is primarily focused on the wind energy industry, where it specializes in providing a broad range of engineering, procurement and construction (“EPC”) services throughout the U.S. It is one of three Tier 1 providers in the wind energy industry and has completed more than 190 wind and solar projects in 35 states. The services that it provides include the design, site development, construction, installation and restoration of infrastructure. IEA believes that, as of December 31, 2017, it holds the #1 U.S. market share among EPCs for wind. We believe that IEA has the ability to continue to grow its wind energy industry business as the industry grows and that it is well-positioned to leverage its expertise and relationships to provide infrastructure solutions in other areas, including the solar energy industry, the traditional power generation industry and civil infrastructure industry.

IEA traces its roots back to the founding of White Construction in 1947. In the 70 years since, IEA has diversified its business and expanded its geographic footprint, both organically and through acquisitions. Its historical roots are in civil infrastructure construction, and it continues to operate in that sector today. It has also expanded into the utility-scale solar energy construction space and has completed more than 190 wind and solar projects, including more than 14 GW of wind energy generating capacity and more than 700 MW of utility-scale, solar generating capacity. It has a scalable workforce, with more than 2,000 peak employees. As of February 15, 2018, it had approximately 650 employees. IEA is headquartered in Indianapolis, Indiana.

Subject to the terms of the Merger Agreement and the adjustments set forth therein, the aggregate purchase price for the Potential IEA Combination is expected to be approximately $235,000,000. The consideration to be paid to the Seller will be in the form of a combination of cash and stock consideration and is subject to certain adjustments described in the Merger Agreement. The cash consideration payable to Seller at the closing of the Potential IEA Combination (the "Closing"), assuming no adjustments, is $100,000,000. The stock consideration will be the total consideration less the cash consideration, with such stock consideration split 74.1% in the form of our common stock and 25.9% in the form of a newly-issued Series A Preferred Stock, subject to the adjustments described in the Merger Agreement. For purposes of determining the number of shares of common stock issuable with respect to the portion of the consideration payable in common stock, the common stock will be valued at $10.00 per share. The foregoing consideration to be paid to Seller may be further increased by up to 9,000,000 shares of common stock, which may be payable pursuant to an earn-out based upon the post-combination company achieving certain EBITDA targets in 2018 and/or 2019.

In order to facilitate the Potential IEA Combination, our Sponsors and two of our directors will enter into an agreement at Closing pursuant to which they will agree that an aggregate of 1,874,999 shares of our common stock (representing approximately 50% of the founder shares (as defined below)) will be subject to vesting, half of which will vest on the first day upon which the closing sale price of the common stock on Nasdaq Capital Market (“NASDAQ”) has equaled or exceeded $12.00 per share for any 20 trading day period in a 30 consecutive day trading period and the other half of which will vest on the first day upon which the closing sale price of the common stock on NASDAQ has equaled or exceeded $14.00 per share for any 20 trading day period in a 30 consecutive day trading period.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Potential IEA Combination by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the trust account. A special meeting of stockholders to approve the Potential IEA Combination is scheduled for March 7, 2018.

For a detailed discussion of the Merger Agreement and related agreements, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on November 3, 2017. For the full text of the Merger Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4, see Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017, Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017, Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2017, Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2018 and Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2018. For additional information regarding IEA Services, the Merger Agreement and the Potential IEA Combination, see the definitive proxy statement filed by the Company with the SEC on February 9, 2018.

Other than as specifically discussed, this Report does not assume the closing of the Potential IEA Combination.

Objective and Business Opportunity

We have and will continue to focus our efforts on seeking and consummating an initial business combination with a company that has an enterprise value of between $350 million and $750 million, although a target entity with a smaller or larger enterprise value may be considered. While we may pursue an acquisition opportunity in any business industry or sector and in any geographic region, we have focused to date on businesses based in North America that engage primarily in the financial services, healthcare services and industrials sectors because we believe that this best combines the expertise and experience of our combined team with sectors that offer attractive investment opportunities.

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

Over the course of his career, Mr. Meghji, along with several of his colleagues at M-III Partners, has driven improvements in performance for numerous companies experiencing challenges. The following represents a sample of such cases:

•	Mariner Health Care, Inc., one of the largest nursing home operators in the United States, with more than 400 locations containing more than 49,000 beds at the time of its bankruptcy filing. Mr. Meghji was retained in 1999 as turnaround advisor to the various private equity funds who controlled Mariner following its bankruptcy. During his tenure at Mariner, he worked with the investor group to develop the turnaround business plan, hired a new management team and served on the Board of Directors from 2002 – 2004. The business plan included significant overhead and cost reductions, facility rationalization and a significant investment in IT improvements.

•	Covanta Energy Corp., a national provider of waste management and energy generation services to municipal entities. Mr. Meghji was retained as Chief Restructuring Advisor to assist Covanta in the development of a business plan while restructuring through a Chapter 11 bankruptcy proceeding. While at Covanta, Mr. Meghji spearheaded a restructuring of the company’s operations through divestiture of non-core operations, increasing focus on the core “waste-to-energy” business, rationalizing the overall cost structure and enhancing the management team.

•	Masonite International Inc., one of the largest door manufacturers in the world. Mr. Meghji and Thomas Persteiner, who serves as one of our operating advisors, were initially retained in 2008 as financial advisors to debtholders who had taken control of Masonite during a Chapter 11 bankruptcy proceeding. At Masonite, Messrs. Meghji and Persteiner worked with a new management team to develop a turnaround business plan and manufacturing strategy. This business plan required significant overhead and other cost reductions in order to counter a massive decline in sales due to the global financial crisis.

•	Capmark Financial Group Inc., a leading commercial real estate finance company with businesses in commercial real estate lending and mortgage banking, investment and funds management, and servicing in North America, Asia and Europe. Capmark was the successor to GMAC’s Commercial Mortgage Business which was purchased by affiliates of Kohlberg Kravis Roberts & Co. L.P., Goldman Sachs and others in March 2006. Mr. Meghji was retained as Chief Restructuring Officer in 2009 and worked with Capmark’s management team to restructure the business through a Chapter 11 bankruptcy proceeding which culminated in 2011.

In each of these cases and others, Mr. Meghji and his team successfully identified the value within the business, designed and implemented a business plan which maximized this value and enabled stockholders to realize this value. We caution that the historical results reflected above are not indicative of future results and no assurance can be given as to whether future transactions will achieve similar results.

Mr. Meghji’s management and restructuring expertise has been supplemented by the investment expertise of Suleman E. Lunat, who serves as our Executive Vice President and Head of Corporate Development, and investment professionals from M-III Partners. Collectively, Mr. Lunat and such investment professionals bring extensive experience in investment, mergers and acquisitions, finance, accounting, law, and other relevant disciplines.

In addition to leveraging the contacts and relationships held by our combined team to identify attractive acquisition opportunities, we benefit from the long-standing relationships held by the management, directors, operating advisors and other advisors of M-III Partners with owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers. Certain key members of the M-III Partners team are active members of our combined team and the remainder of the professionals of M-III Partners are available to us to provide specific expertise on an as-needed basis. M-III Partners receives a regular stream of investment opportunities in the ordinary course of its business and these opportunities are made available to us prior to their review by M-III Partners for its own account.

Acquisition and Business Strategy

Target Industries of Focus

We focus primarily on identifying attractive acquisition candidates in the financial services, healthcare services and industrial sectors based in North America, but our search for business combination targets may extend across the wider range of industry sectors and geographies in which we believe that we can create stockholder value. We believe that our investment and operating expertise across multiple industry verticals will give us a large, addressable universe of potential targets in order to enable us to maximize our chances of completing a business combination in a timely manner and to maximize stockholder returns following such acquisition.

We have elected to focus our search for an initial business combination target on financial services, healthcare services and industrials because multiple members of our combined team have extensive experience and a successful track record of investment and management within those sectors. We believe that each of these three industries is currently experiencing some element of change or dislocation that is having a broad impact on businesses within the industry. Those businesses which have the capital and expertise to respond well will obtain a competitive advantage that should drive a disproportionate increase in shareholder value. We believe that this creates a significant opportunity for us to apply our human and financial capital to our initial acquisition target in order to capture this disproportionate increase in value for our stockholders.

Our experience and the broad rationale for our interest with respect to each of these three primary sectors for investment focus is as follows:

➤ Financial Services.

The financial services sector is a primary area of focus due to a combination of our combined team’s depth of experience in this industry and the opportunity that we perceive from the rapid change that is transforming the industry. Driven primarily by the after-effects of the global financial crisis, the imposition of the Dodd-Frank regulatory regime, potential and enacted regulatory changes under the Trump administration, as well as other regulatory and market events, financial services firms are being forced to reconsider their core strategies. We would expect that this change would be accelerated in an environment characterized by economic uncertainty, instability in capital markets and uncertain regulatory regimes. In many cases, non-regulated entities have the opportunity to play a more important role in providing services such as lending, specialty finance, insurance and asset management and regulated entities are electing to exit business lines. Concurrently, many smaller financial services firms are being forced to raise capital in order to satisfy regulatory requirements, finance necessary investment or exploit available growth opportunities. This trend may be reversed if proposed regulatory initiatives are implemented.

In addition to regulatory changes, the financial services industry is also being transformed by technological changes. Currently, new technologies are driving the conversion of traditional, relationship-driven market segments into online solutions as, for example, traditional money managers are seeing increasing competition from online management products and traditional consumer lenders are seeing increased competition from online lenders and loan brokers. Similarly, in areas such as payment processing and credit cards, long-established market leaders are facing new competition that is more convenient, secure and cost-effective than the traditional solutions. The changes wrought by these new technologies are forcing established companies to re-think their business models and strategies. Many of these companies have a sustainable business, but are challenged by identifying their key competitive strengths in this new environment or obtaining the capital needed to adapt.

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

Potential and enacted regulatory changes under the Trump administration also may significantly alter the economics of, and opportunities and challenges for, businesses in the healthcare sector.

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

➢	Value-Added Capital for Growth and/or Consolidation Opportunities. Over decades of combined investment experience, our combined team has developed significant expertise in successfully identifying and investing in companies that are achieving rapid and profitable organic growth and growth through strategic initiatives. Our combined team also has a long and successful track record in managing businesses of this nature. Through this experience, we have found that management teams vary in their ability to recognize growth opportunities and take advantage of them. It is our current intent to target companies whose management teams recognize the opportunities in their industry, but lack the capital to take advantage of those opportunities or could benefit from our combined team’s years of business experience in order to most effectively take advantage of those opportunities.

➢	Established Companies in an Industry Experiencing Dislocation. We may seek to acquire an established company operating in an industry undergoing dislocation. Industries typically experience dislocation when faced with, among other things, supply and demand imbalances, new technology entrants, cyclicality and legal or regulatory challenges. We view episodes of industry dislocation as opportunities to acquire a company at an attractive multiple and invest in strengthening the long-term market position of the company over its competitors. The history of our combined team in successfully managing companies during periods of dislocation makes this a criterion that we will particularly seek as we identify appropriate business combination targets.

➢	Complex or Out-of-Favor Businesses. Our management team believes that businesses that have situational complexity or operate in industries that have fallen out-of-favor with investors can provide attractive investment opportunities. Within a business, situational complexity can often arise from business, legal, regulatory or capital structure issues. Our combined team has a successful record of managing investments and operating improvements in complex or out-of-favor businesses by applying tailored solutions that drive value creation. Recognizing that capital today is becoming commoditized, we believe that it is the management skills of our combined team and our experience in managing complex situations that provide us with our greatest strategic advantage.

➢	Ownership Transition Transaction. In our experience, acquisition opportunities for good businesses periodically arise when the external needs of the current owner restrict further investment in the business. These restrictions can arise from changing corporate priorities, financial distress within the owner, contractual divestiture requirements applicable to private equity funds, or other factors. In situations of this nature, it is not unusual for the seller to seek to retain a meaningful stake in the business in order to preserve the opportunity for further appreciation. We expect to actively seek out opportunities to acquire businesses of this nature in which we believe that the underlying business fundamentals justify the investment cost and provide a strong opportunity to achieve superior investment returns. Moreover, we believe that our close relationships with private equity firms will provide us with access to investment opportunities of this nature.

➢	Deleveraging Transaction. Our combined team’s extensive relationships with lenders and private equity firms, as well as their prior experience in making deleveraging investments, should position us well to source and execute a recapitalizing acquisition. We believe that the record issuance of high yield debt and leveraged loans from 2011 through the first half of 2015 will lead to an increase in companies that will need to de-lever within the next two years. As opposed to distressed debt funds and investors, we believe we would be a preferred refinancing/de-leveraging solution to owners and management teams of middle-market companies.

➢	“Partnership” Sale. We may seek to acquire one or more companies from a current owner, private equity or otherwise, who would like to retain a meaningful stake in the company to preserve and enhance potential upside. As a source of public equity capital, we believe that we will be well-positioned to provide liquidity to such an owner and expect that potential acquisition targets and partners would view the contribution to be made by our combined team as a positive factor in reviewing any acquisition proposal from us. We also could be an attractive financial and operating partner for a private equity firm that sees compelling acquisition opportunities, but may be already fully-invested.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this process a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination currently in the amount of $151,428,395 (including amounts held outside the trust account at December 31, 2017), assuming no redemptions and after payment of $6,000,000 of deferred underwriting fees, we offer a target business a variety of options. These include, among other things, creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing (other than financing to be provided by the Seller with respect to the Potential IEA Combination, as described in the Merger Agreement) and there can be no assurance it will be available to us.

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

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and (ii) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2017 was approximately $10.07 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us (and Cantor Fitzgerald has agreed as part of its unit purchase agreement), pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and (except for Cantor Fitzgerald) any public shares they may hold in connection with the completion of our business combination.

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

Redemption of public shares and liquidation if no initial business combination

Our sponsor, executive officers and directors have agreed that if we do not complete our initial business combination by July 12, 2018, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by July 12, 2018.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $370,414 of proceeds held outside the trust account (as of December 31, 2017), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that Mr. Meghji will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Meghji will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $370,414 from the proceeds held outside the trust account (as of December 31, 2017) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000).

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

➤	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

➤	we will consummate our initial business combination only if we have net tangible assets upon consummation of our initial business combination of at least $5,000,001 and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

➤	if our initial business combination is not consummated by July 12, 2018, then our existence will terminate and we will distribute all amounts in the trust account; and

➤	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2017 as required by the Sarbanes-Oxley Act. However, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 12, 2018, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, are sufficient to allow us to operate until July 12, 2018; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only $370,414 (as of December 31, 2017) are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 35,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 8,060,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. There are currently no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

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

As of the date of this report, our sponsor, executive officers and directors beneficially own an aggregate of 3,750,000 founder shares, for which they paid an aggregate purchase price of $25,000. In addition, our sponsor has purchased an aggregate of 340,000 private placement units, each consisting of one share of common stock and one warrant to purchase one half share of common stock with an exercise price of $5.75 per half share, at a price of $10.00 per unit (a total of $3,400,000) simultaneously with the consummation of our initial public offering. Subsequent to our initial public offering, Mr. Meghji, who controls our sponsor, has purchased an additional 1,353,803 warrants to purchase one half share of common stock with an exercise price of $5.75 per half share in the public markets for total consideration of $292,248. All of these securities will be worthless if we do not complete an initial business combination.

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

The remaining net proceeds from our initial public offering and the private placement of units have provided us with $151,428,396 as of December 31, 2017 (including $370,414 held outside the trust as of such date and excluding up to $6,000,000 of deferred underwriting commissions being held in the trust account) that we may use to complete our initial business combination.

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

We issued warrants to purchase 7,500,000 shares of our common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 460,000 private placement warrants contained in the private placement units, each exercisable to purchase one-half of one share of common stock (or an aggregate of 230,000 shares of common stock) at $5.75 per half share. Warrants may be exercised only for a whole number of shares of common stock. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business. The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, Cantor Fitzgerald or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis. In addition, for as long as the private placement warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for our initial public offering ..

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2017. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 3 Columbus Circle, 15 th Floor, New York, NY 10019 . Commencing on July 8, 2016, M-III Partners LLC, an affiliate of Mohsin Meghji, our Chief Executive Officer, agreed to provide, at no cost to us, office space and general administrative services. Subsequent to July 8, 2016, certain general administrative services previously provided by M-III Partners LLC have been provided by its affiliate, M-III Partners, LP, and M-III Partners, LP has similarly agreed to provide, at no cost to us, such general administrative services. We consider our current office space adequate for our current operations.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the NASDAQ Capital Market for the period from July 8, 2016 through December 31, 2017.

	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
Year Ended December 31, 2017
January 1, 2017 through March 31, 2017	$9.83	$10.13	$9.60	$10.09	$0.21	$0.35
April 1, 2017 through June 30, 2017	$10.04	$10.30	$9.50	$9.80	$0.30	$0.49
July 1, 2017 through September 30, 2017	$10.17	$10.35	$9.77	$9.91	$0.45	$0.55
October 1, 2017 through December 31, 2017	$10.29	$10.70	$9.79	$9.93	$0.50	$0.80

Year Ended December 31, 2016
July 8, 2016 through September 30, 2016	$9.63	$9.90	$9.645	$9.645	$0.2	$0.23
October 1, 2016 through December 31, 2016	$9.75	$9.93	$9.43	$9.75	$0.18	$0.25

On February 15, 2018, our common stock had a closing price of $9.99, our warrants had a closing price of $0.83 and our units had a closing price of $10.81.

(b)	Holders

On February 15, 2018, there were 4 holders of record of our units, 5 holders of record of our common stock and 1 holder of record of our warrants.

(c)	Dividends

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

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

 The following table sets forth selected historical financial information derived from our audited financial statements as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017 and December 31, 2016 and the period from August 4, 2015 (inception) through December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

Income Statement Data	2017	2016	2015
Loss from operations	$(605,712)	$(111,754)	$(809)
Interest Income	957,510	100,471	-
Income Tax Provision	148,580	-	-
Net Income (loss)	203,219	(11,283)	$(809)
		(Revised)
Basic and diluted income (loss) per share (1)	(0.09)	(0.02)	(0.00)

Balance Sheet Data
Cash	$370,414	$869,058	31,691
Cash and marketable securities held in Trust Account	151,057,982	150,100,471	-
Total assets	151,449,691	151,030,821	136,691
Total liabilities	6,235,030	6,019,380	112,500
Ordinary shares subject to possible redemption	140,214,660	140,011,440	-
Total shareholders' equity	5,000,001	5,000,001	24,191

(1)	Net Income / (loss) per common share – basic and diluted excludes interest income attributable to the shares of common stock subject to redemption for the twelve months ended December 31, 2017 and 2016 of $695,339 and $73,179, respectively.

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

Overview

We are a blank check company incorporated on August 4, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and our private placement units comprised of stock and warrants that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at December 31, 2017 and 2016, we had approximately $151,428,396 and $150,969,529, respectively, in cash, of which $151,057,982 and $150,100,471, respectively, was held in the trust account. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Agreement for Business Combination

The Business Combination

On November 3, 2017, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 thereto, dated November 15, 2017, Amendment No. 2 thereto, dated December 27, 2017, Amendment No. 3 thereto, dated January 9, 2017, and Amendment No. 4 thereto, dated February 7, 2018, and as it may be further amended from time to time, the "Merger Agreement") with IEA Energy Services LLC ("IEA Services"), Wind Merger Sub I, Inc. ("Merger Sub I"), Wind Merger Sub II, LLC ("Merger Sub II"), Infrastructure and Energy Alternatives, LLC ("Seller"), Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as Seller's representative, and, solely for purposes of certain sections therein, M III LLC and M III LP. The Merger Agreement provides for, among other things, the merger of Merger Sub I with and into IEA Services with IEA Services surviving such merger and, immediately thereafter, merging with and into Merger Sub II with Merger Sub II surviving such merger as an indirect, wholly-owned subsidiary of our company (together with the other transactions contemplated by the Merger Agreement, the "Potential IEA Combination").

IEA is a leading U.S. provider of infrastructure solutions for the renewable energy, traditional power and civil infrastructure industries. Currently, it is primarily focused on the wind energy industry, where it specializes in providing a broad range of EPC services throughout the U.S. IEA is headquartered in Indianapolis, Indiana.

The Potential IEA Combination will be accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, we will be treated as the "acquired" company for financial reporting purposes. This determination was primarily based on IEA's operations comprising substantially all of the ongoing operations of the post-combination company, IEA's senior management comprising substantially all of the senior management of the post-combination company and the existence of a large majority voting interest in the Company. Accordingly, for accounting purposes, the Potential IEA Combination will be treated as the equivalent of IEA issuing stock for our net assets, accompanied by a recapitalization. Our net assets will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Potential IEA Combination will be the historical operations of IEA.

A special meeting of stockholders to approve the Potential IEA Combination is scheduled for March 7, 2018. For additional information regarding IEA Services, the Merger Agreement and the Potential IEA Combination, see the definitive proxy statement filed by the Company with the SEC on February 9, 2018.

Merger Consideration

Subject to the terms of the Merger Agreement and the adjustments set forth therein, the aggregate purchase price for the Potential IEA Combination is expected to be approximately $235,000,000. The consideration to be paid to the Seller will be in the form of a combination of cash and stock consideration and is subject to certain adjustments described in the Merger Agreement. The cash consideration payable to Seller at the closing of the Potential IEA Combination (the "Closing"), assuming no adjustments, is $100,000,000. The stock consideration will be the total consideration less the cash consideration, with such stock consideration split 74.1% in the form of common stock and 25.9% in the form of a newly-issued Series A Preferred Stock, subject to the adjustments described in the Merger Agreement. For purposes of determining the number of shares of common stock issuable with respect to the portion of the consideration payable in common stock, the common stock will be valued at $10.00 per share. The foregoing consideration to be paid to Seller may be further increased by up to 9,000,000 shares of common stock, which may be payable pursuant to an earn-out based upon the post-combination company achieving certain EBITDA targets in 2018 and/or 2019, as more fully described in the accompanying proxy statement.

The Merger Agreement contemplates that the holders of the Series A Preferred Stock will have certain preferred rights, including, among others, the receipt of dividends payable in cash on a quarterly basis at a rate that is 6% per annum until the date that is 18 months from the Closing and 10% per annum thereafter, with such dividend rates to increase by 2% per annum in the event of certain defaults (“Events of Default”). All or some of the shares of Series A Preferred Stock will be redeemed by the Company at par plus any accrued but unpaid dividends upon (i) an event which constitutes a change of control, (ii) a qualifying sale of equity or (iii) a significant disposition of assets or businesses of the Company outside the ordinary course of business, in each case as further described in the Certificate of Designation. The holders of Series A Preferred Stock may elect to cause us to convert the Series A Preferred Stock to common stock (x) at any time on or after the third anniversary of Closing or (y) at any time when certain defaults are continuing. The conversion rate is to be based on the volume-weighted average price per share of common stock for the 30 consecutive trading days ended immediately prior to the date of conversion, except that, during the continuance of certain defaults, the applicable conversion rate will be 90% multiplied by the volume-weighted average price per share of common ctock for the 30 consecutive trading days ended immediately prior to the date of conversion. The holders of the Series A Preferred Stock will not have any preemptive rights or voting rights of stockholders. Subject to certain exceptions, while any Series A Preferred Stock is outstanding, (a) no dividends to or redemptions of any shares that rank junior to the Series A Preferred Stock may be made by the Company and (b) no dividends to or redemptions of any shares that rank pari passu with the Series A Preferred Stock may be made by the Company, unless such dividends or redemptions are made proportionately with the Series A Preferred Stock. Subject to certain exceptions, among other actions, the authorization or issuance by the Company of any shares that rank senior to or pari passu with the Series A Preferred Stock and the incurrence of certain indebtedness by the Company will require the consent of Oaktree Power Opportunities Fund III Delaware, LLC, in its capacity as the representative of the holders of Series A Preferred Stock. The holders of the Series A Preferred Stock may transfer the Series A Preferred Stock to any person or entity other than a competitor of the Company as defined in the Certificate of Designation.

Redemption Offer

Pursuant to the Company’s existing amended and restated certificate of incorporation (the “existing charter”), in connection with the Potential IEA Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.07 at December 31, 2017.

Other Provisions and Agreements

The Merger Agreement also (i) contains customary provisions outlining the representations and warranties made by each party for the benefit of the other parties, (ii) is subject to customary conditions to be satisfied by each party prior to consummation of the Potential IEA Combination and (iii) may be terminated under certain customary and limited circumstances prior to closing, all as discussed further in the Form 8-K filed by the Company on November 3, 2017, the Preliminary Proxy Statement on Schedule 14A filed by the Company on January 23, 2018, as it may be amended, and the Definitive Proxy Statement, when filed.

The Potential IEA Combination also calls for various additional agreements including amendments to the Company’s amended and restated certificate of incorporation, the establishment of a new equity incentive plan, registration rights agreements, an investor rights agreement, a voting agreement, a certificate of designations for the Series A preferred stock of the Company, a founder shares amendment agreement, and certain restrictive covenant agreements as outlined in such Form 8-K, Preliminary Proxy Statement and Definitive Proxy Statement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2017 were organizational activities, and those necessary to prepare for our initial public offering. Since July 2016, we have also engaged in activities related to identifying an appropriate candidate for our initial business combination and, more recently, related to the potential consummation of an initial business combination pursuant to the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our initial business combination and no assurance can be given that we will successfully consummate our initial business combination. We have generated, and anticipate continuing to generate, non-operating income in the form of interest income on cash and securities held after our initial public offering. We anticipate that such non-operating income will be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for our initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended December 31, 2017 and 2016, we had net income of $203,219 and a net loss of $11,283, respectively. For the period from August 4, 2015 (inception) through December 31, 2015, we had a net loss of $809.

We believe that we have sufficient funds available to complete our efforts to effect our initial business combination with an operating business by July 12, 2018.

Liquidity and Capital Resources

In July 2016, we consummated our initial public offering of an aggregate of 15,000,000 public units, each unit consisting of one share of common stock, $0.0001 par value per share, and one warrant to purchase one-half of one share of common stock, pursuant to the registration statement on Form S-1 (File No. 333-210817). The public units were sold at an offering price of $10.00 per unit generating gross proceeds of $150,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of our initial public offering, we consummated the private placement of an aggregate of 460,000 private placement units, to our sponsor and Cantor Fitzgerald and Co., at a price of $10.00 per private placement unit, generating gross proceeds, before expenses, of $4,600,000. A total of $150,000,000 of the net proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts to pay taxes and up to $50,000 of dissolution expenses). The amounts in the trust account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Remaining proceeds of approximately $950,000 were deposited in the Company’s operating account, of which $370,414 remained available for working capital purposes and to fund our activities as of December 31, 2017.

We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to Cantor Fitzgerald for its services in connection with our initial public offering upon the consummation of such business combination in an amount equal to $6,000,000. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

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

Redeemable Common Stock

All of the 15,000,000 shares of common stock sold as part of the Units in our initial public offering and the private placement contain a redemption feature which allows for the redemption of such common stock under our liquidation or tender offer/stockholder approval provisions. The initial stockholders and Cantor Fitzgerald have waived their rights to participate in such redemption with respect to their founder shares and private placement shares. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although we do not specify a maximum redemption threshold, our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the securities to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at December 31, 2017, 13,923,262 of the 15,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less taxes payable (approximately $10.07 per share at December 31, 2017).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We were organized for the purpose of effecting a business combination. As of December 31, 2017, we had not commenced any operations or generated any revenues. All activity through December 31, 2017 relates to our formation and our initial public offering and, subsequent to our initial public offering, our efforts have been directed toward searching for a target for our initial business combination. Subsequent to consummation of our initial public offering on July 12, 2016, $150,000,000 of the net proceeds of our initial public offering and the private placement were deposited into the trust account which may be invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. Therefore, we do not believe there is a material interest rate risk.

Item 8.  Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2017 and 2016	F-2
Statements of Operations for the years ended December 31, 2017 and December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-3
Statements of Change in Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-4
Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-5
Notes to Financial Statements	F-6

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company as of December 31, 2017, 2016 and 2015 for the years ended December 31, 2017 and December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015.

	2017
Operating Expenses	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period ended December 31, 2017
Operating costs	(153,918)	(119,565)	(81,014)	(251,216)	(605,712)
Loss from operations	(153,918)	(119,565)	(81,014)	(251,216)	(605,712)
Other Income:
Interest income	122,453	199,530	300,627	334,900	957,510
Income Tax Provision	-	-	105,048	43,532	148,580
Net Income (Loss)	(31,464)	79,965	114,565	40,152	203,219

Income (loss) per common share:
Basic and diluted (1)	(0.02)	(0.01)	(0.02)	(0.04)	(0.09)
Weighted average number of common shares outstanding:
Basic and diluted	5,218,228	5,232,775	5,243,341	5,259,797	5,231,815

Balance Sheet Data (at period end)
Cash	742,429	667,445	613,720	370,414	370,414
Cash and securities held in Trust Account	150,222,925	150,422,455	150,723,082	151,057,982	151,057,982
Total Assets	151,016,647	151,131,194	151,368,097	151,449,691	151,449,691
Deferred underwriting fees	6,000,000	6,000,000	6,000,000	6,000,000	6,000,000
Total Liabilities	6,036,670	6,071,250	6,193,588	6,235,030	6,235,030
Ordinary shares subject to possible redemption	139,979,976	140,059,943	140,174,508	140,214,660	140,214,660
Total Shareholders' Equity	5,000,001	5,000,001	5,000,001	5,000,001	5,000,001

50

	2016
Operating Expenses	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended December 31, 2016
Operating costs	$(135)	$(230)	$(46,900)	(64,489)	(111,754)
Loss from operations	(135)	(230)	(46,900)	(64,489)	(111,754)
Other Income:
Interest income	-	-	31,297	69,174	100,471
Net Income (Loss)	(135)	(230)	(15,603)	4,686	(11,283)

Income (loss) per common share:					(Revised)
Basic and diluted (1)	(0.00)	(0.00)	(0.00)	0.00	(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	4,312,500	4,312,500	5,058,396	5,215,236	4,760,158

Balance Sheet Data (at period end)
Cash	8,369	8,138	913,858	869,058	869,058
Cash and securities held in Trust Account	-	-	150,031,297	150,100,471	150,100,471
Total Assets	186,556	276,592	151,016,447	151,030,821	151,030,821
Deferred underwriting fees	-	-	6,000,000	6,000,000	6,000,000
Total Liabilities	162,500	252,766	6,009,690	6,019,380	6,019,380
Ordinary shares subject to possible redemption	-	-	140,006,756	140,011,440	140,011,440
Total Shareholders' Equity	24,056	23,826	5,000,001	5,000,001	5,000,001

(1)	Net Income / (loss) per common share – basic and diluted excludes interest income attributable to the shares of common stock subject to redemption for the twelve months ended December 31, 2017 and 2016 of $695,339 and $73,179, respectively.

	2015
Operating Expenses	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period ended December 31, 2015
Operating costs			(809)	-	(809)
Loss from operations					(809)
Other Income:				-
Interest income			-	-	-
Net Income (Loss)			(809)	-	(809)

Income (loss) per common share:
Basic and diluted			(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding:
Basic and diluted			4,312,500	4,312,500	4,312,500

Balance Sheet Data (at period end)
Cash			86,691	31,691	31,691
Cash and securities held in Trust Account			-	-	-
Total Assets			136,691	136,691	136,691
Deferred underwriting fees			-	-	-
Total Liabilities			112,500	112,500	112,500
Ordinary shares subject to possible redemption				-	-
Total Shareholders' Equity			24,191	24,191	24,191

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Mohsin Meghji	53	Chairman of the Board of Directors and Chief Executive Officer
Suleman E. Lunat	45	Executive Vice President and Head of Corporate Development
Brian Griffith	43	Chief Financial Officer
Andrew L. Farkas	57	Director
Osbert Hood	65	Director
Philip Marber	56	Director
Christopher J. Pappano	47	Director

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

Suleman E. Lunat, our Executive Vice President and Head of Corporate Development since inception, was also a Partner of M-III Partners from April 2013 through December 2017. He has more than 20 years of experience as an investor in public and private equity, credit and distressed special situations and investment banking. He has provided M&A, debt restructuring and capital raising services to a range of middle market and large corporate clients in North America and Europe. Before joining M-III Partners in July 2014, Mr. Lunat was a Principal and portfolio manager in the Opportunistic Credit group of Apollo Global Management (NYSE: APO), a global alternative investment manager focusing on private equity, credit and real estate, from 2007 to February 2013. At Apollo, Mr. Lunat focused on managing a portfolio of special situation performing, stressed and distressed credit and equity investments in both the public and private markets. Mr. Lunat was also a member of Apollo’s Strategic Value Fund and Credit Opportunity Fund investment teams. Prior to Apollo, Mr. Lunat held positions as Senior Investment Analyst at Longacre Fund Management from 2005 to 2007 and Sandell Asset Management from 2004 to 2005, both privately-held alternative asset management firms. Before joining Sandell, he was a Vice President at Greenhill & Co. (NYSE: GHL), where he was employed from 1997 to 2003, focused on debt restructuring, M&A and principal investing. He was an initial member of the Greenhill Capital Partners private equity investment team. He began his career at Lehman Brothers as a financial analyst in the Investment Banking division in 1995. Mr. Lunat has served as a trustee of Success Academy Charter Schools-NYC since September 2014 and was a director of Centrus Energy Corporation (NYSE: LEU) from October 2014 through June 2017. He is a graduate of Wesleyan University with a B.A. in Economics.

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

Osbert Hood, one of our directors since July 2016, is currently retired from active business management. Previously, he served as Chief Operating Officer of Advent Capital Management, LLC, a privately-held investment management firm, from June 2012 to May 2014. At Advent, Mr. Hood oversaw all non-investment functions including business development, product development, investor relations, operations and technology. Prior to joining Advent, Mr. Hood served as a business advisor from May 2010 to May 2012 and was Chairman and Chief Executive Officer of MacKay Shields, LLC, a privately-held investment management firm, from January 2007 to April 2010. Prior to MacKay Shields, LLC, he served as Pioneer Investments USA’s Chief Executive Officer and President from 2003 to 2006 and Chief Operating Officer from 2000 to 2003. Pioneer Investments USA is the US division of Pioneer Investments S.p.A., which is a global asset management firm that is a subsidiary of UniCredit S.p.A., a leading publicly-traded European banking group. Mr. Hood was employed by John Hancock Financial Services from 1990 to 2000, where he served in roles of increasing responsibility before being named as Executive Vice President and Chief Financial Officer of John Hancock Advisors in 1997. John Hancock is the United States operating unit of Manulife Financial, a leading Canada-based financial services group (NYSE: MFC). He began his professional career at American Express Company (NYSE: AXP) in 1977. Mr. Hood was a director of Centrus Energy Corporation (NYSE: LEU), a global energy company that supplies low enriched uranium for commercial nuclear plants, from October 2014 through June 2017. Mr. Hood holds an MBA from New York University and a BS from Adelphi University. He also has attended the Advanced Management Program at the Wharton School of the University of Pennsylvania. Mr. Hood is well-qualified to serve on our board of directors due to his experience in finance, business and operations.

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

Christopher J. Pappano, one of our directors since July 2017, has served as a Managing Director and Head of Risk Management at Barrington Capital Group, L.P., a fundamental, value-oriented activist investment management firm, since April 2016. From 2008 through February 2015, Mr. Pappano was a Managing Director at Richmond Hill Investment Co., L.P., a special situations investment management firm, where he served on the Investment Committee. Mr. Pappano holds an A.B. in economics from the College of the Holy Cross. Mr. Pappano is well-qualified to serve on our board of directors due to his experience in finance, business and operations.

Operating Advisors

We utilize a select group of operating advisors to (i) assist us in sourcing potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they fulfill some of the same functions as our board members. However, our operating advisors do not perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. They are not subject to the fiduciary requirements to which our board members are subject. Additionally, our operating advisors are utilized by us to assist us with potential business combination targets on a case-by-case basis when we believe that their expertise will be helpful. We may modify or expand our roster of operating advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Hood and Marber, expired at our annual meeting of stockholders on December 29, 2017, at which time they were reelected for an additional two-year term. The term of office of the second class of directors, consisting of Messrs. Meghji and Farkas will expire at the second annual meeting of stockholders.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Farkas, Hood, Marber and Pappano are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have meetings at which only independent directors are present on an as-needed basis.

Committees of the Board of Directors

Audit Committee

Messrs. Hood, Marber and Pappano serve as members of our audit committee and meet the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Marber serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Marber qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Farkas, Hood, Marber and Pappano. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of Shares	Approximate Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Common Stock
M III Sponsor I LLC(2)	3,777,475	19.66%
M III Sponsor I LP(2)	272,525	1.42%
Mohsin Y. Meghji(2)	4,050,000	21.08%
Suleman E. Lunat(3)	-	-
Brian Griffith	-	-
Andrew L. Farkas(4)	-	-
Osbert Hood	20,000	*
Philip Marber	20,000	*
All directors and executive officers as a group (6 individuals)	4,090,000	21.29%
Glazer Capital, LLC(5)	1,548,987	8.1%
Weiss Asset Management LP(6)	1,084,186	5.64%
Karpus Management, Inc.(7)	1,473,300	7.67%
Polar Asset Management Partners Inc.(8)	1,919,700	9.99%
HCG Investment Management Inc.(9)	1,001,469	5.21%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 3 Columbus Circle, 15th Floor, New York, NY 10019.
(2)	These shares represent the founder shares held by our sponsor. Mohsin Meghji, our Chairman and Chief Executive Officer, is the managing member of M III Acquisition Partners I LLC, the sole managing member of M III Sponsor I LLC. He is also the Chief Executive Officer of M III Acquisition Partners I Corp., the sole general partner of M III Sponsor I LP. Consequently, he may be deemed the beneficial owners of the founder shares held by our sponsor and have sole voting and dispositive control over such securities. Mr. Meghji disclaims beneficial ownership over any securities owned by our sponsor in which he does not have a pecuniary interest.
(3)	Mr. Lunat does not beneficially own any shares of our common stock. However, Mr. Lunat has a pecuniary interest in shares of our common stock through his ownership of membership interests in our sponsor.
(4)	Mr. Farkas does not beneficially own any shares of our common stock. However, Mr. Farkas has a pecuniary interest in shares of our common stock through his ownership of membership interests of our sponsor.
(5)	The business address of Glazer Capital, LLC (“GCL”) is 250 West 55th Street, Suite 30A, New York, New York 10019. Paul J. Glazer does not directly own any shares of common stock, but he does indirectly own these shares of common stock in his capacity as (i) the managing member of Paul J. Glazer, LLC, a Delaware limited liability company, which in turn serves as the general partner of Glazer Capital Management L.P.,(”GCM”) and Glazer Enhanced Fund, L.P. (“GEF”) both Delaware limited partnerships and (ii) the managing member of Glazer Capital, LLC (“GCL”) which in turn serves as the investment manager of GCM, GEF, Glazer Offshore Fund, Ltd. (“GOF”) and Glazer Enhanced Offshore Fund, Ltd.(“GEOF”) both Cayman Islands corporations. In addition, GCL manages on a discretionary basis separate accounts for two unrelated entities that own shares of common stock (collectively, the “Separate Accounts”). Although Mr. Glazer does not directly own any shares of common stock, Mr. Glazer is deemed to beneficially own the shares of common stock held by GOF, GEOF, GCM, GEF and the Separate Accounts. Mr. Glazer and GCL share voting and dispositive power of the shares.

(6)	The business address of BIP GP LLC, a Delaware limited liability company (“BIP GP”), Weiss Asset Management LP, a Delaware limited partnership ("Weiss Asset Management"), WAM GP LLC, a Delaware limited liability company (“WAM GP”) and Andrew M. Weiss, Ph.D., is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Shares held by for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.
(7)	The business address of Karpus Management, Inc., a New York corporation, is 183 Sully’s Trail, Pittsford, New York 14534.
(8)	The business address of Polar Asset Management Partners, Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares directly held by the Polar Vehicles.
(9)	Based solely on a Schedule 13G filed with the SEC on February 1, 2018, the business address of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. HGC Investment Management Inc., a company incorporated under the laws of Canada, serves as the investment manager to HGC Arbitrage Fund, LP, an Ontario limited partnership (the “Fund”), with respect to shares held by the Fund.

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

Our sponsor and Cantor Fitzgerald, pursuant to written agreements, purchased an aggregate of 460,000 private placement units at a price of $10.00 per unit (a total of $4,600,000) in a private placement that closed simultaneously with the closing of our initial public offering. 340,000 private placement units were purchased by our sponsor (300,000 by M III LLC and 40,000 by M III LP) and 120,000 private placement units were purchased by Cantor Fitzgerald. In September 2016, M III LLC transferred additional private placement units to M III LP so that M III LLC currently holds 290,000 private placement units and M III LP holds 50,000. The purchase price of the private placement units was added to the proceeds from our initial public offering and is held in the trust account. If we do not complete a business combination by July 12, 2018, the proceeds from the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to our founder shares, private placement shares or warrants, which will expire worthless. The private placement units are identical to the units sold in our initial public offering except the private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or their affiliates or designees. In addition, for as long as the private placement warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement relating to our initial public offering. If the private placement units are held by someone other than the initial holder, or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in our initial public offering.

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

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for us to enter into the transaction;

●	whether the transaction would impair the independence of an outside director; and

●	whether the transaction would present an improper conflict of interest for any director or executive officer.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q and, where applicable, 10-K for the respective periods, and other required filings with the SEC, totaled $39,675 for the year ended December 31, 2017, $41,040 for the year ended December 31, 2016, $25,000 for the period from August 4, 2015 (inception) to December 31, 2015, and $68,337 related to audit services in connection with our public offering. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2017. we paid Marcum $14,420 in connection with the review of our proxy statements. During the years ended December 31, 2017 and 2016 and the period from August 4, 2015 (inception) through December 31, 2015, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid $1,185 to Marcum for tax preparation for the year ended December 31, 2017, $2,060 for tax preparation for the year ended December 31, 2016. We did not pay Marcum for tax planning and tax advice for the period from August 4, 2015 (inception) through December 31, 2015.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2017 and 2016 or for the period from August 4, 2015 (inception) through December 31, 2015.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 7, 2016, between the Company and Cantor Fitzgerald & Co. as representative of the several underwriters.(1)
2.1	Agreement and Plan of Merger, dated as of November 3, 2017, by and among the Company, IEA Energy Services LLC, Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and, solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof,, M III Sponsor I LLC and M III Sponsor I LP.(2)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of November 15, 2017, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP.(3)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of December 27, 2017, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP.(4)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of January 9, 2018, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP. (5)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of February 7, 2018, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP.(6)
3.1	Amended and Restated Certificate of Incorporation. (7)
3.2	Amended and Restated Bylaws. (8)
4.1	Specimen Unit Certificate. (8)
4.2	Specimen Common Stock Certificate. (8)
4.3	Specimen Warrant Certificate. (8)
4.4	Warrant Agreement, dated July 7, 2016, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.2	Investment Management Trust Account Agreement, dated July 7, 2016, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated July 7, 2016, between the Company and certain security holders. (1)
10.4	Amended and Restated Unit Subscription Agreement dated July 7, 2016 among the Company and Cantor Fitzgerald & Co.(1)
10.5	Second Amended and Restated Unit Subscription Agreement dated July 7, 2016 among the Company, M III Sponsor I LLC and M III Sponsor I LP. (1)
10.7	Securities Subscription Agreement, dated August 4, 2015, among the Registrant and M III Sponsor I LLC.(7)
10.8	Form of Indemnity Agreement. (8)
14.1	Code of Business and Ethics. (8)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

 * Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 13, 2016.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 8, 2017.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 21, 2017.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 2, 2018.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 10, 2018.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 9, 2018.
(7)	Incorporated by reference to the Company’s Form S-1 (File no. 333-210817) (the “Form S-1”), filed with the Commission on April 19, 2016.
(8)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1, filed with the Commission on May 2, 2016.

Item 16.   Form 10-K Summary

Not applicable.

M-III ACQUISITION CORP.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2017 and 2016	F-2
Statements of Operations for the years ended December 31, 2017 and December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-3
Statements of Change in Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-4
Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016 and for the period from August 4, 2015 (inception) through December 31, 2015	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

M III Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of M III Acquisition Corp. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and for the period from August 4, 2015 (inception) to December 31, 2015, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and for the period from August 4, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY

March 5, 2018

M-III Acquisition Corp.
Balance Sheets

	As of December 31, 2017	As of December 31, 2016

Assets
Cash	$370,414	$869,058
Prepaid expense	21,296	61,292
Current Assets	391,710	930,350

Cash and cash equivalents held in Trust Account	151,057,980	150,100,471

Total Assets	$151,449,690	$151,030,821

Liabilities and Stockholders' Equity
Franchise tax payable	$86,450	$19,380
Income tax payable	148,580	-
Current Liabilities	235,030	19,380
Deferred underwriting fee	6,000,000	6,000,000
Total Liabilities	6,235,030	6,019,380

Commitments	-	-
Common stock, 13,923,262 shares subject to possible redemption at December 31, 2017 and 13,991,772 shares subject to possible redemption at December 31, 2016	140,214,659	140,011,440
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 35,000,000 shares authorized; 5,286,738 shares issued and outstanding (excluding 13,923,262 shares subject to redemption) at December 31, 2017; 5,218,228 shares issued and outstanding (excluding 13,991,772 shares subject to redemption) at December 31, 2016	528	522
Additional paid in capital	4,808,346	5,011,571
Retained earnings (accumulated deficit)	191,127	(12,092)
Total Stockholders’ Equity	5,000,001	5,000,001

Total Liabilities and Stockholders’ Equity	$151,449,690	$151,030,821

The accompanying notes are an integral part of the financial statements

M-III Acquisition Corp.
Statements of Operations

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period from August 4, 2015 (inception) to December 31, 2015

Formation and operating costs	$(605,711)	$(111,754)	$(809)
Loss from operations	(605,711)	(111,754)	-
Interest income	957,510	100,471	-
Income (loss) before income taxes	351,799	(11,283)	-
Income Tax Provision	(148,580)	-	-
Income (loss)	$203,219	$(11,283)	$(809)
Weighted average number of common shares outstanding - basic and diluted (1)	5,231,815	4,683,028	4,312,500
		(Revised)
Net loss per common share - basic and diluted (2)	$(0.09)	$(0.02)	(0.00)

(1)	Excludes 13,923,262 and 13,991,772 shares subject to redemption at December 31, 2017 and December 31, 2016, respectively, and 562,500 shares of common stock that were forfeited in August 2016 upon the expiration of the underwriters’ over-allotment option without exercise.

(2)	Net Income / (loss) per common share – basic and diluted excludes interest income attributable to the shares of common stock subject to redemption for the years ended December 31, 2017 and 2016 of $693,996 and $73,179, respectively.

The accompanying notes are an integral part of the financial statements

M-III Acquisition Corp.
Statements of Change in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity

Balance, August 4, 2015 (Inception)	-	$-	$-	$-	$-
Issuance of common stock to Initial Stockholder	6,325,000	633	24,367	-	25,000
Cancellation of Shares	(1,293,750)	(130)	130	-	-
Net loss attributable to common shares	-	-	-	(809)	(809)
Balance at December 31, 2015	5,031,250	503	24,497	(809)	24,191

Cancellation of Shares	(718,750)	(72)	72	-	-
Sale of Units	15,000,000	1,500	149,998,500	-	150,000,000
Underwriting discount	-	-	(9,000,000)	-	(9,000,000)
Offering costs	-	-	(601,467)	-	(601,467)
Sale of Private Placement Units	460,000	46	4,599,954	-	4,600,000

Forfeiture of Shares	(562,500)	(56)	56	-	-

Shares subject to possible conversion	(13,991,772)	(1,399)	(140,010,041)	-	(140,011,440)
Net (loss)	-	-	-	(11,283)	(11,283)
Balance at December 31, 2016	5,218,228	$522	$5,011,571	$(12,092)	$5,000,001

Change in shares subject to possible conversion	68,510	6	(203,225)		(203,219)
Net income				203,219	203,219
Balance at December 31, 2017	5,286,738	$528	$4,808,346	$191,127	$5,000,001

The accompanying notes are an integral part of the financial statements

M-III Acquisition Corp.
Statements of Cash Flows

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the period from August 4, 2015 (inception) to December 31, 2015

Cash flows from operating activities:
Net income (loss)	$203,219	$(11,283)	$(809)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income held in Trust Account	(957,509)	(100,471)	-
Changes in operating assets and liabilities:
Prepaid expenses	39,996	(61,293	-
Franchise tax payable	67,070	19,380	-
Income tax payable	148,580		-

Net cash used in operating activities	(498,644)	(153,667)	(809)

Cash flows used in investing activities:
Principal deposited in Trust Account	-	(150,000,000)	-

Cash flows from financing activities:
Borrowing / (Repayment) of notes payable	-	(238,000)	75,000
Net proceeds from issuance of units	-	146,848,325	25,000
Proceeds from private placement	-	4,600,000	-
Payment of deferred offering costs	-	(219,291)	(67,500)
Net cash provided by financing activities	-	150,991,034	32,500

Net increase (decrease) in cash	(498,644)	837,367	31,691
Cash at beginning of the period	869,058	31,691	-
Cash at the end of the period	$370,414	$869,058	$31,691

Supplemental disclosure of noncash financing activities:
Deferred underwriting fees	$-	$6,000,000	$-
Deferred offering costs reclassified to equity	$-	$105,000	$-
Value of common stock subject to possible redemption at IPO	$-	$140,022,200	$-
Change in common stock subject to possible redemption	$203,219	$(10,760)	$-
Payment of deferred offering costs directly by affiliate	$-	$-	$37,500

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

At December 31, 2017, the Company had not commenced any operations. All activity through December 31, 2017 relates to the Company’s formation, the initial public offering (‘‘Offering’’) described below and work to identify a potential target for, and consummate, the Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering.

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

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating its initial Business Combination with (or acquisition of) a Target Business. A ‘‘Target Business’’ means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. There is no assurance that the Company will be able to successfully effect its initial Business Combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with the initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account as of December 31, 2017 is approximately $10.07 per Public Share ($151,057,982 held in the Trust Account divided by 15,000,000 Public Shares).

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

Agreement for Initial Business Combination:

On November 3, 2017, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 thereto, dated November15, 2017, Amendment No. 2 thereto, dated December 27, 2017, Amendment No. 3 thereto, dated January 9, 2017, and Amendment No. 4 thereto, dated February 7, 2018, and as it may be further amended from time to time, the "Merger Agreement") with IEA Energy Services LLC ("IEA Services"), Wind Merger Sub I, Inc. ("Merger Sub I"), Wind Merger Sub II, LLC ("Merger Sub II"), Infrastructure and Energy Alternatives, LLC ("Seller"), Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as Seller’s representative, and, solely for purposes of certain sections therein, M III LLC and M III LP. The Merger Agreement provides for, among other things, the merger of Merger Sub I with and into IEA Services with IEA Services surviving such merger and, immediately thereafter, merging with and into Merger Sub II with Merger Sub II surviving such merger as an indirect, wholly-owned subsidiary of the Company (together with the other transactions contemplated by the Merger Agreement, the "Potential IEA Combination"). As a result of the foregoing, the Company will acquire IEA Services and its subsidiaries, which are referred to herein collectively as "IEA".

IEA is a leading U.S. provider of infrastructure solutions for the renewable energy, traditional power and civil infrastructure industries. Currently, it is primarily focused on the wind energy industry, where it specializes in providing a broad range of engineering, procurement and construction (“EPC”) services throughout the U.S.

Subject to the terms of the Merger Agreement and the adjustments set forth therein, the aggregate purchase price for the Potential IEA Combination is expected to be approximately $235,000,000. The consideration to be paid to the Seller will be in the form of a combination of cash and stock consideration and is subject to certain adjustments described in the Merger Agreement. The cash consideration payable to Seller at the closing of the Potential IEA Combination (the "Closing"), assuming no adjustments, is $100,000,000. The stock consideration will be the total consideration less the cash consideration, with such stock consideration split 74.1% in the form of common stock of the Company and 25.9% in the form of a newly-issued Series A Preferred Stock of the Company, subject to the adjustments described in the Merger Agreement. For purposes of determining the number of shares of common stock issuable with respect to the portion of the consideration payable in common stock, the common stock will be valued at $10.00 per share. The foregoing consideration to be paid to Seller may be further increased by up to 9,000,000 shares of common stock, which may be payable pursuant to an earn-out based upon the post-combination company achieving certain EBITDA targets in 2018 and/or 2019.

In order to facilitate the Potential IEA Combination, the Company’s sponsor and two of its directors will enter into an agreement at closing pursuant to which they will agree that an aggregate of 1,874,999 shares of the Company’s common stock will be subject to vesting, half of which will vest on the first day upon which the closing sale price of the common stock on Nasdaq Capital Market (“NASDAQ”) has equaled or exceeded $12.00 per share for any 20 trading day period in a 30 consecutive day trading period and the other half of which will vest on the first day upon which the closing sale price of the common stock on NASDAQ has equaled or exceeded $14.00 per share for any 20 trading day period in a 30 consecutive day trading period.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Potential IEA Combination by the Company’s stockholders in accordance with its amended and restated certificate of incorporation and the completion of a redemption offer whereby the Company will provide its public stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account.

The Company filed a definitive Proxy Statement on Schedule 14A on February 9, 2018 and has scheduled a special meeting of its stockholders to approve the Potential IEA Combination for March 7, 2018.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company:

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash, Cash Equivalents and Securities Held in Trust Account:

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amount can only be used by the Company in connection with the consummation of a Business Combination. At December 31, 2017, all of the assets in the Trust Account were invested in the J.P. Morgan 100% US Treasury Money Market Fund (199) Institutional Share Class. As of December 31, 2017, the Trust Account had earned $1,057,981 in interest (which will be reduced by $97,014 upon reimbursement to the Company of tax amounts previously paid by the Company on account of tax obligations) which is held in the Trust Account to be released to the Company to pay its tax obligations. As of December 31, 2016, the Trust Account had earned $100,471 in interest.

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

Income Taxes:

The Company complies with the accounting and reporting requirements of FASB ASC 740, ‘‘Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s currently taxable income consists of interest income on the Trust Account net of taxes paid. The Company’s costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2017, the Company recorded income tax expense of approximately $148,580, primarily related to interest income earned on the Trust Account net of franchise taxes paid. The Company’s effective tax rate for the year ended December 31, 2017 was 42.23%, which does not differ significantly from the expected income tax rate. On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. The enactment of the Tax Act also requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Although the Company had established a valuation allowance of ($5,149) at December 31, 2016, the Company did not have any deferred tax assets at December 31, 2017 and, as such, no revaluation to the Company’s valuation allowance has been made to recognize the effect of the Tax Act.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of December 31, 2017.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2017 and 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position for its 2015 or 2016 tax years.

Redeemable Common Stock:

All of the 15,000,000 shares of common stock sold as part of the Units in the Offering and the private placement contain a redemption feature which allows for the redemption of such common stock under the Company's liquidation or tender offer/stockholder approval provisions. The initial stockholders and Cantor Fitzgerald have waived their rights to participate in such redemption with respect to their founder shares and private placement shares. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

Accordingly, at December 31, 2017 and 2016, 13,923,262 and 13,991,772, respectively, of the 15,000,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.07 per share at December 31, 2017 and $10.01 per share at December 31, 2016).

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

Liquidity:

As of December 31, 2017, the Company had $370,414 in its operating bank account, as well as $151,057,982 in cash and cash equivalents in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs through the earlier of consummation of its initial Business Combination or July 12, 2018. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. The Company anticipates that its uses of cash during 2018 until the closing of its initial Business Combination will be approximately $354,000 for expenses incurred in the search for target businesses, including the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of its initial Business Combination.

Offering Costs:

Offering costs consist principally of legal, underwriting commissions and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to approximately $9.6 million were charged to stockholders’ equity upon completion of the Offering, including $3 million of underwriting commissions paid upon the closing of the Offering and $6 million of deferred underwriting commissions recorded as a liability in the accompanying balance sheets.

Net Income (Loss) per Share:

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 13,923,262 and 13,991,772 shares of common stock subject to possible redemption at December 31, 2017 and December 31, 2016, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account. No shares of common stock were subject to possible redemption at December 31, 2015. The Company has not considered the effect of the warrants sold in the Offering and private placement to purchase 7,730,000 shares of the Company’s common stock in the calculation of diluted net income (loss) per share because the exercise of the warrants is contingent on the occurrence of future events.

Reconciliation of net income (loss) per common share:

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Period from August 4, 2015 (inception) through December 31, 2015

Net income (loss)	$203,219	$(11,283)	$(809)

Less: income attributable to ordinary shares subject to redemption	(693,996)	(73,179)	0

Adjusted net loss	$(490,777)	$(84,461)	$(809)

Weighted average shares outstanding, basic and diluted	5,231,815	5,251,965	4,312,500

		(Revised)
Basic and diluted net loss per ordinary share	$(0.09)	$(0.02)	$(0.00)

NOTE 3 — PUBLIC OFFERING

On July 12, 2016 the Company consummated the Offering of 15,000,000 Units at $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ‘‘Warrants’’). Each Warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to July 12, 2018, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in the Offering during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, but only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

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

At December 31, 2017 and December 31, 2016, the proceeds in the Trust Account were invested in money market funds holding U.S. government treasury bills yielding interest of approximately 0.7% and 0.3%, respectively. The carrying value of the investment is stated at market and includes interest income of approximately $1,057,982 at December 31, 2017 and approximately $100,471 at December 31, 2016.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017	December 31, 2016
Assets:
Cash and securities held in Trust Account	1	$151,057,982	$150,100,471-

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 35,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2017, there were 19,210,000 shares of common stock issued and outstanding, including 13,923,262 shares subject to redemption. At December 31, 2016, there were 19,210,000 shares of common stock issued and outstanding, including 13,991,772 shares subject to redemption.

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding.

NOTE 8 — INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31, 2017	December 31, 2016

Deferred tax asset
Net operating loss carryforward	$0	$5,149
Total deferred tax assets	0	5,149
Valuation allowance	0	(5,149)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from August 4, 2015 (inception) to December 31, 2015

Federal
Current	$148,580	$-	$-
Deferred	5,149	(3,836)	(275)

State
Current	$-	$-	$-
Deferred	0	(953)	(85)
Change in valuation allowance	(5,149)	4,789	360
Income tax provision (benefit)	$148,580	$-	$-

As of December 31, 2017, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control as defined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Because the Company had no deferred tax assets at December 31, 2017, no valuation allowance has been established.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the Period from August 4, 2015 (inception) through December 31, 2015

Statutory federal income tax rate	35.00%	(34.00)%	(34.00)%
Capitalized deal related expense	7.24%
State taxes, net of federal tax benefit	0.0%	(8.60)%	(10.50)%
Change in valuation allowance	(0.01)%	42.60%	44.50%
Income tax provision (benefit)	42.23%	0%	0%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2018	M III ACQUISITION CORP.

	By:	/s/ Mohsin Y. Meghji
Name: Mohsin Y. Meghji
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mohsin Y. Meghji	Chairman of the Board of Directors and Chief Executive Officer	March 5, 2018
Mohsin Y. Meghji	(Principal Executive Officer)

/s/ Brian Griffith	Chief Financial Officer	March 5, 2018
Brian Griffith	(Principal Financial and Accounting Officer)

/s/ Andrew L. Farkas	Director	March 5, 2018
Andrew L. Farkas

/s/ Osbert Hood	Director	March 5, 2018
Osbert Hood

/s/ Philip Marber	Director	March 5, 2018
Philip Marber

/s/ Christopher J. Pappano	Director	March 5, 2018
Christopher J. Pappano

68