Form 10-Q
period 2018-03-31
Infrastructure & Energy Alternatives, Inc.
filed 2018-05-10
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37796

Infrastructure and Energy Alternatives, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	47-4787177
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2647 Waterfront Parkway East Drive Suite 100 Indianapolis, Indiana	46214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 828-2580

None.
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth Company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Number of shares of Common Stock outstanding as of the close of business on May 10, 2018: 21,577,650.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	19,648	4,877
Accounts receivable, net of allowances of $216 and $216, respectively	40,043	60,981
Costs and estimated earnings in excess of billings on uncompleted contracts	14,928	18,613
Prepaid expenses and other current assets	1,508	862
Total current assets	76,127	85,333

Property, plant and equipment, net	29,071	30,905
Goodwill	3,020	3,020
Company-owned life insurance	4,275	4,250
Other assets	39	115
Deferred income taxes - long term	5,650	3,080
Total assets	$118,182	$126,703

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	53,088	70,030
Billings in excess of costs and estimated earnings on uncompleted contracts	32,996	7,398
Current portion of capital lease obligations	5,484	4,691
Term loan - short-term	3,360	—
Line of credit - short-term	—	33,674
Total current liabilities	94,928	115,793

Capital lease obligations, net of current maturities	13,801	15,899
Long-term debt	54,651	—
Deferred compensation	5,185	5,030
Contingent consideration	69,373	—
Total liabilities	$237,938	$136,722

Commitments and contingencies

Preferred stock, par value, $.0001 per share; 1,000,000 shares authorized; 34,965 shares and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	34,965	—

Stockholders' equity (deficit)
Common stock, par value, $.0001 per share; 100,000,000 shares authorized; 21,577,650 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid in capital	—	—
Retained earnings (deficit)	(154,723)	(10,021)
Total stockholder's equity (deficit)	(119,756)	(10,019)
Total liabilities and stockholder's equity (deficit)	$118,182	$126,703
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Condensed Consolidated Statement of Operations
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$50,135	$52,256
Cost of revenue	53,220	44,192
Gross profit	(3,085)	8,064

Selling, general and administrative expenses	16,960	6,067
Income (loss) from operations	(20,045)	1,997

Other income (expense), net:
Interest expense, net	(851)	(362)
Other income (expense)	(11)	512
Income (loss) before benefit (provision) for income taxes	(20,907)	2,147

Benefit (provision) for income taxes	3,515	(757)

Net income (loss)	$(17,392)	$1,390

Net income (loss) per common share - basic	(0.81)	0.06
Net income (loss) per common share - diluted	(0.81)	0.06
Weighted average number of shares outstanding during the period - Basic and Diluted	21,577,650	21,577,650

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(17,392)	$1,390
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,972	957
Profit units compensation expense	—	14
Gain on sale of equipment	—	(185)
Deferred compensation	155	(188)
Provision for losses on contract receivables	872	—
Deferred income taxes	(2,567)	114
Other	—	(93)
Change in operating assets and liabilities:
Accounts receivable	20,938	28,117
Costs and estimated earnings in excess of billings on uncompleted contracts	3,685	2,447
Prepaid expenses and other assets	(601)	(2)
Accounts payable and accrued liabilities	(16,943)	(56,575)
Billings in excess of costs and estimated earnings on uncompleted contracts	24,726	(3,070)
Net cash provided by (used in) operating activities	14,845	(27,074)

Cash flow from investing activities:
Company-owned life insurance	(25)	(956)
Purchases of property, plant and equipment	(108)	(269)
Proceeds from sale of property, plant and equipment	—	107
Net cash used in investing activities	(133)	(1,118)

Cash flows from financing activities:
Proceeds from debt and line of credit	64,927	9,626
Payments on line of credit - short term	(38,447)	—
Debt issuance costs	(2,144)	—
Payments on capital lease obligations	(1,304)	(218)
Recapitalization transaction	(22,973)	—
Net cash provided by financing activities	59	9,408

Net change in cash and cash equivalents	14,771	(18,784)

Cash and cash equivalents, beginning of the period	4,877	21,607

Cash and cash equivalents, end of the period	$19,648	$2,823

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$853	$362
Cash paid for income taxes	$—	$—
Acquisition of assets/liabilities through capital lease	$—	$1,550
Merger-related contingent consideration	$69,373	$—
Issuance of common shares	$90,282	$—
Issuance of preferred shares	$34,965	$—

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Organization, business and basis of presentation

Infrastructure and Energy Alternatives, Inc. ("IEA" or the "Company") is a Delaware holding company (together with its wholly-owned subsidiaries, collectively the “Company”). On March 26, 2018, IEA Energy Services, LLC merged into a wholly owned indirect subsidiary of M III Acquisition Corporation ("M III"), a Delaware corporation organized on August 4, 2015 . Following the merger, M III changed its name to “Infrastructure and Energy Services, Inc. The Company specializes in providing complete engineering, procurement and construction (“EPC”) services throughout the U.S. for the renewable energy, traditional power and civil infrastructure industries. The services are performed under fixed-price and time-and-materials contracts.
In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 and notes thereto included in Exhibit 99.4 to the Company's Form 8-K filed on March 29, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IEA and its wholly-owned direct and indirect domestic and foreign subsidiaries: IEA Intermediate Holdco, LLC (“Holdings”), IEA Energy Services, LLC ("IEA Services"), IEA Management Services, Inc. (“IMS”), IEA Renewable, Inc. (“Renewable”), White Construction, Inc. (“White”), White Electrical Constructors, Inc. (“WECI”), and IEA Equipment Management, Inc. (“IEM”), and White’s wholly-owned subsidiary H.B. White Canada Corp. (“H.B. White”). The Company operates in one reportable segment, providing EPC services.

On March 26, 2018 (the "Closing Date"), we consummated the previously announced merger (the "Merger") pursuant to that certain Agreement and Plan of Merger, dated November 3, 2017, as amended by Amendment No. 1 thereto, dated November 15, 2017, Amendment No. 2 thereto, dated December 27, 2017, Amendment No. 3 thereto, dated January 9, 2018, Amendment No. 4 thereto, dated February 7, 2018, and Amendment No. 5 thereto, dated March 9, 2018 (as amended, the "Merger Agreement"), by and among the Company, IEA Services, Wind Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Wind Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, Infrastructure and Energy Alternatives, LLC, a Delaware limited liability company ("Seller"), Oaktree Power Opportunities Fund III Delaware, L.P. ("Oaktree"), a Delaware limited partnership, solely in its capacity as the Seller’s representative and, solely for purposes of certain sections therein, M III Sponsor I LLC, a Delaware limited liability company, and M III Sponsor I LP, a Delaware limited partnership, which provided for, among other things, the merger of Merger Sub I with and into IEA Services with IEA Services surviving such merger and, immediately thereafter, merging with and into Merger Sub II with Merger Sub II surviving such merger as an indirect, wholly-owned subsidiary of the Company. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information on the Merger.

Basis of Accounting and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue less project costs of revenue), in particular, on construction contracts accounted for under the percentage-of completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; allowances for doubtful accounts; accrued self-insured claims; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations, actual results could differ materially from those estimates.

Note 2. Summary of significant accounting policies

“Emerging Growth Company” Reporting Requirements:

The Company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 107 of the JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an “emerging growth company” upon the earliest of:

•	the last day of the fiscal year following July 6, 2021, the five-year anniversary of the completion of M III's IPO;

•	the last day of the fiscal year in which our total annual gross revenues exceed $1.07 billion;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or

•
the date on which we become a “large accelerated filer,” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by nonaffiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

We continue to monitor our status as an “emerging growth company” and are currently preparing, and expect to be ready to comply with, the additional reporting and regulatory requirements that will be applicable to us when we cease to qualify as an “emerging growth company.”

Revenue Recognition

Revenue under construction contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on costs incurred. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation and the operational costs of capital equipment.

The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized.

Revenue derived from projects billed on a fixed-price basis totaled 81.0% and 99.0% of consolidated revenue from operations for the periods ended March 31, 2018 and 2017, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis, also accounted for under the percentage of completion method totaled 19.0% and 1.0% of consolidated revenue from operations for the periods ended March 31, 2018 and 2017, respectively.

Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered.

As of March 31, 2018 and 2017, the Company had revenue related to unapproved change orders which totaled approximately $21,872 and $12,408 respectively. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within a year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.

Changes in job performance, job conditions, estimated profitability, and final contract settlements that result in revisions to costs and income are recognized in the accounting period when these matters are known. Claims for additional contract revenue are recognized when realization of the claim is assured, and the amount can reasonably be determined. When realization is probable, revenue is recognized to the extent of cost incurred.

Classification of Construction Contract-Related Assets and Liabilities

Contract costs include all direct subcontract, material, and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, insurance, repairs, maintenance, communications, and use of Company-owned equipment. Contract revenues are earned and matched with related costs as incurred.

Costs and estimated earnings in excess of billings on uncompleted contracts are presented as a current asset in the accompanying consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a current liability in the accompanying consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities. These balances are generally settled within one year.

New Accounting Pronouncements

The effective dates shown in the following pronouncements are based on the Company's current status as an "Emerging Growth Company".

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued additional guidance deferring the effective date for one year while allowing entities the option to adopt one year early. For public companies, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that annual reporting period. For as long as we remain an “emerging growth company” the guidance will be effective for our fiscal year 2019 annual financial statements and for interim periods beginning in fiscal year 2020. The Company continues to evaluate the impact the adoption of this new standard will have on its consolidated financial statements. Under the guidance there are two acceptable adoption methods: (i) full retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) modified retrospective adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For as long as we remain an "Emerging Growth Company" the new guidance will be effective for our fiscal year 2020 annual financial statements and for the interim statements beginning in fiscal year 2020.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. Early adoption is permitted for any interim or annual period. This ASU, which the Company adopted early as of January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. Early adoption is permitted for any interim or annual period. This ASU, which the Company adopted early as of January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This new guidance will be applied prospectively, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any interim or annual period. This ASU, which the Company adopted early as of January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term "outputs" to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. Early adoption is permitted for any interim or annual period. This ASU, which the Company adopted early as of January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that they will have a significant impact on the financial statements and related disclosures.

Note 3. Merger and Recapitalization

The Merger, as described in Note 1, is being accounted for as a reverse recapitalization in accordance with U.S. GAAP. As such, IEA is treated as the continuing company and M III is treated as the ‘‘acquired’’ company for financial reporting purposes. This determination was primarily based on IEA Services’ operations comprising substantially all of the ongoing operations of the post-combination company, M III not attaining majority of the Board of Directors, IEA Services’ senior management comprising substantially all of the senior management of the post-combination company and the Seller holding a 48.3% voting interest in the Company, while no single M III shareholder holds more than a 20% voting interest. Accordingly, for accounting purposes, the Merger is treated as the equivalent of IEA Services issuing stock for the net assets of M III, accompanied by a recapitalization. The net assets of M III are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are the historical operations of IEA Services.
The amount of merger consideration paid at the Closing Date to IEA (the “Merger Consideration”) was $81.4 million in cash, and 10,428,500 shares of Common Stock and 34,965 shares of Series A Preferred Stock with an aggregate stated value of $126.3 million at the Closing Date. Immediately following the Closing, Seller owned approximately 48.3% of the Company’s common stock and other stockholders owned approximately 51.7% of the Company’s outstanding common stock. The Merger Consideration is subject to adjustment based on final determinations of IEA Services’ closing date working capital and indebtedness, which determination will be finalized approximately 45 days after the Closing Date.
Pursuant the Merger Agreement, the Company is required to issue to the Seller up to an additional 9,000,000 common shares in the aggregate based upon satisfaction of EBITDA targets for 2018 and 2019. See Note 8 to these Notes to the Condensed Consolidated Financial Statements.
The Company's Profits Interest Unit Incentive Plan (the "Plan") was terminated as a part of the Merger.

Note 4. Earnings per share

The Company calculates earnings per share in accordance with ASC 260 — Earnings per Share. Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares.

Income (loss) available to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred stock from net income. If there is a net loss, the amount of the loss is increased by those preferred dividends.

Diluted EPS assumes the dilutive effect of outstanding earn-out shares and the dilutive effect of the Series A cumulative convertible preferred stock, using the if-converted method. The if-converted method adds back preferred stock dividends to net income if dilutive.

The control number for determining whether including potential Common Stock in the diluted EPS computation would be antidilutive is net income. As a result, if there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS.

The calculations of basic and diluted EPS, are as follows ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss)	(17,392)	1,390
Convertible Preferred Share dividends	—	—
Numerator for basic earning (loss) per share-income (loss) available to common stockholders	(17,392)	1,390

Denominator:
Weighted average shares basic and diluted	21,577,650	21,577,650

Anti-dilutive:
Convertible earn-out shares (see note 8)	9,000,000	—
Convertible preferred shares	3,959,797	—

Basic EPS	(0.81)	0.06
Diluted EPS	(0.81)	0.06

The calculation of weighted average shares outstanding during the periods preceding a reverse recapitalization generally requires the Company to use the capital structure of the entity deemed to be the acquirer for accounting purposes to calculate earnings per share.  However, as a limited liability company, IEA Services had no outstanding shares prior to the Merger. Therefore, the weighted average shares outstanding for all comparable prior periods preceding the Merger is based on the capital structure of the merged company, as management believes that is the most useful measure.

Shares outstanding
Company (f/k/a M III Acquisition Corp.) shares outstanding as of December 31, 2017	19,210,000
Redemption of shares by M III stockholders prior to the merger transaction	(7,967,165)
Common shares issued pursuant to Advisor Commitment Agreements, net of forfeited sponsor founder shares	(93,685)
Shares issued to IEA	10,428,500
IEA shares outstanding as of March 31, 2018	21,577,650

At the closing of the Merger, 34,965 shares of Series A Preferred Stock were issued with an initial stated value of $1,000 per share, for total consideration of $34,965,000. Holders of Series A Preferred Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available for such purposes and shall share equally, on a per-share basis, in such dividends and distributions. Dividends on each share of Series A Preferred Stock shall accrue at a rate of 6% per annum during the period from the closing date until the 18-month anniversary of the closing date and 10% per annum thereafter. These shares are convertible to common shares under certain circumstances and have been included above in the dilutive calculation at the closing price of $8.83 as of March 31, 2018.

Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were outstanding at March 31, 2018 but are not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Common Stock during the period.

Note 5. Accounts receivable, net of allowance

The following table provides details of accounts receivable, net of allowance as of the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Contract receivables	$31,961	$44,696
Contract retainage	8,298	16,501
Accounts receivable, gross	40,259	61,197
Less: allowance for doubtful accounts	(216)	(216)
Accounts receivable, net	$40,043	$60,981

Activity in the allowance for doubtful accounts for the periods indicated is as follows (in thousands):

	For the periods ended March 31,
	2018	2017
Allowance for doubtful accounts at beginning of period	$216	$135
Less: (reduction in) provision for allowances	—	—
Less: write-offs, net of recoveries	—	—
Allowance for doubtful accounts at period end	$216	$135

Gross profit at March 31, 2018, includes a dispute for approximately $4,700, with a specific customer concerning change orders with respect to one specific project in the first quarter of 2018. The Company believes that the charge reflected in the disputed change orders are properly the obligation of the customer. Nonetheless, the Company elected to settle the dispute and absorb these costs in order to maintain a valuable customer relationship and in exchange for additional project work from that customer.

Note 6. Contracts in progress

Contracts in progress were as follows as of the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Costs on contracts in progress	$875,234	$861,050
Estimated earnings on contracts in progress	130,134	131,997
	1,005,368	993,047
Less: billings on contracts in progress	(1,023,436)	(981,832)
Net underbillings (overbillings)	$(18,068)	$11,215

The above amounts have been included in the accompanying Consolidated Balance Sheets under the following captions (in thousands):

	March 31, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$14,928	$18,613
Billings in excess of costs and earnings on uncompleted contracts	(32,996)	(7,398)
Net underbillings (overbillings)	$(18,068)	$11,215

Billings in excess of costs and earnings on uncompleted contracts includes a provision for loss contracts of $872 and $0 as of March 31, 2018 and December 31, 2017, respectively.

The Company has asserted claims and may have unapproved change orders on certain construction projects. These occur typically as a result of scope changes and project delays. Management evaluates these items and estimates the recoverable amounts if this occurs. If significant, these recoverability estimates are evaluated to determine the net realizable value. If additional amounts are recovered, additional contract revenue would be recognized. The current estimated net realizable value on such items as recorded in costs and estimated earnings in excess of billings on uncompleted contracts in the consolidated balance sheets is listed below (in thousands):

	March 31, 2018	December 31, 2017
Gross amount of unresolved change orders and claims	$21,872	$33,479
Valuation allowance	—	—
Net amount of unresolved change orders and claims	$21,872	$33,479

Note 7. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Buildings and leasehold improvements	$480	$416
Construction equipment	46,448	46,404
Office equipment, furniture and fixtures	1,451	1,451
Vehicles	404	404
	48,783	48,675
Accumulated depreciation	(19,712)	(17,770)
Property, plant and equipment, net	$29,071	$30,905

Depreciation expense of property, plant and equipment for the period ended March 31, 2018 and 2017, was $1,942 and $927, respectively.

Note 8. Fair value of financial instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.
The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:
Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date
	Amount recorded on balance sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities as of March 31, 2018
Contingent consideration	69,373	—	—	69,373

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in thousands):

Beginning Balance, December 31, 2017	$—
Contingent consideration issued during merger	69,373
Ending Balance, March 31, 2018	$69,373

Contingent Consideration
Pursuant to the Merger Agreement, the Company shall issue to the Seller up to an additional 9,000,000 common shares in the aggregate, which shall be fully earned if the final 2018 and 2019 adjusted EBITDA targets are achieved. The Company recorded the contingent consideration at fair value as a liability by using a Monte Carlo Simulation with inputs of a risk rate premium, a peer group EBITDA volatility and a stock price volatility. The calculation derived a fair value of the liability based on 9,000,000 common shares.
Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the outstanding recorded balance on the line of long-term debt, further discussed in Note 9, approximates fair value due to their floating interest rates.

Note 9. Debt

Debt consists of the following obligations as of:

	March 31, 2018	December 31, 2017

Line of credit - short term	—	33,674
Line of credit - long term	36,155	—
Term loan - long term	24,000	—
Total debt	60,155	33,674
Less - Current portion	(3,360)	(33,674)
Less - Debt issuance costs	(2,144)	—
Long-term debt	54,651	—
New Credit Facility
In conjunction with the completion of the Merger, all amounts outstanding under the old credit facility were repaid and the agreement was terminated. The amount of $33.7 million was recorded as line of credit - short term on the Consolidated Balance Sheet as of December 31, 2017.
In March 2018, IEA Services entered into a new credit facility which provides for aggregate revolving borrowings of up to $50.0 million and a $50.0 million delayed-draw term loan facility, each maturing in March 2021. Interest on the new credit facility will accrue at an interest rate of (x) LIBOR plus a margin of 3.00% or (y) an alternate base rate plus a margin of 2.00%, at our option. Obligations under the new credit facility are guaranteed by Holdings, the parent of IEA Services, and each of IEA Services' and domestic subsidiaries and are secured by all of IEA Services' and the guarantors' present and future assets, subject to customary carve-outs. The interest rate on our debt as of March 31, 2018 and December 31, 2017, was 5.76% and 4.50%, respectively.
As of March 31, 2018, the Company had drawn $36.2 million under the revolving credit facility, and $24.0 million under the term loan facility, to refinance existing indebtedness (including backstopping existing letters of credit) and to pay transaction expenses and cash consideration.
The term loan may be drawn down for a period of two years (in not more than four drawdowns). Each draw under the term loan facility will be subject to quarterly amortization of principal, commencing on the last day of the first fiscal quarter ending after such draw, in an amount equal to 3.5% of the initial amount of such draw (the ‘‘Scheduled Amortization’’).
With respect to any draw of the term loan facility, after giving effect to such draw on a pro forma basis: (i) the consolidated leverage ratio (as defined) must not exceed 2.75:1 and (ii) The Company must have liquidity (defined as unrestricted cash and revolver availability) of at least $20.0 million.

Contractual maturities of the Company's debt and capital lease obligations as of March 31, 2018 (in thousands):

2018	$9,395
2019	10,117
2020	10,117
2021	52,504
2022	—
Thereafter	—
Total contractual obligations	$82,133

Letters of Credit and Surety Bonds
In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2018, and December 31, 2017, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $5,684 and $5,934, respectively, related to projects. In addition, as of March 31, 2018 and December 31, 2017, the Company had outstanding surety bonds on projects of $631,671 and $535,529, respectively.

Note 10. Commitments and contingencies

Capital Leases
The Company has obligations, exclusive of associated interest, under various capital leases for equipment totaling $19,285 and $20,590 at March 31, 2018 and December 31, 2017, respectively. Gross property under this capitalized lease agreement at March 31, 2018 and December 31, 2017, totaled $27,005 and $27,005, less accumulated depreciation of $4,203 and $2,817, respectively, for net balances of $22,802 and $24,188, respectively. Depreciation of assets held under the capital leases is included in cost of revenue on the Consolidated Statements of Operations.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 13 - Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms totaled approximately $388 and $593 for the three-month periods ended March 31, 2018 and 2017, respectively.
Deferred Compensation
The Company has two deferred compensation plans. The first plan is a supplemental executive retirement plan established in 1993 that covers four specific employees or former employees, whose deferred compensation is determined by the number of service years. Payment of the benefits is to be made for 20 years after employment ends. Two former employees are currently receiving benefits, and two participants are still employees of the Company. The present value of the liability is estimated using the early retirement method. Of the two current employees, one has reached the full benefit level and the other will reach the full benefit level in 2018. Annual payments under this plan for 2018 will be $93. Maximum aggregate payments per year if all participants were retired would be $255. As of March 31, 2018 and December 31, 2017, the Company has a long-term liability of $3,339 and $3,356, respectively, for the supplemental executive retirement plan.
The Company offers a non-qualified deferred compensation plan which is made up of an executive excess plan and an incentive bonus plan. This plan was designed and implemented to enhance employee savings and retirement accumulation on a tax-advantaged basis, beyond the limits of traditional qualified retirement plans. This plan allows employees to: (1) defer annual compensation from multiple sources; (2) create wealth through tax-deferred investments; (3) save and invest on a pretax basis to meet accumulation and retirement planning needs; and (4) utilize a diverse choice of investment options to maximize returns. Executive awards are expensed as vested. Project Management Incentive Payments and incentive payments are expensed when awarded as they are earned through the course of the performance of the project to which they are related. Other payments are expensed when vested as they are considered to be earned by retention. Unrecognized compensation expense for the non-qualified deferred compensation plan at March 31, 2018 and 2017, was $1,200 and $1,053, respectively. As of March 31, 2018, and December 31, 2017, the Company had a long-term liability of $1,846 and $1,674, respectively, for deferred compensation to certain current and former employees.

Legal Proceedings

Sterret Crane v. White Construction and Zurich Insurance v. White Construction. In this matter, Sterret Crane brought a liability claim against White Construction which resulted in a jury verdict on October 23, 2017 finding White liable for $610 in direct damages. Sterett subsequently filed a motion for attorney fees, interest and costs totaling $659. While White’s appeal of the jury verdict was pending, the parties settled both the liability lawsuit and the declaratory judgment action in an agreement under which White paid $637 in the first quarter of 2018, and Zurich paid $314 for a full release by all parties. Both of the actions have been dismissed with prejudice.

NPI Litigation/CCAA Resolution. Pursuant to a settlement agreement entered into with Northland Power ("NPI") on November 22, 2016 by H.B. White in connection with the Companies' Creditors Arrangement Act (the "CCAA") proceeding of H.B. White, IEA agreed that it or White would pay to NPI or its designee cash in the aggregate amount of CAD $1,000 if the closing date of a material transaction occurred on or before December 31, 2018. A material transaction is defined as a change in control or a public offering of equity securities. The Merger constituted a change of control on March 26, 2018, and as a result the Company paid NPI CAD $1,000 to satisfy such obligation.

Note 11. Concentrations

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the period ended:

	March 31, 2018	March 31, 2017	March 31, 2018	December 31, 2017
	Revenue %	Revenue %	Accounts Receivable %	Accounts Receivable %
Trishe Wind Ohio, LLC	25.8%	*	16.7%	17.0%
Interstate Power and Light Company	18.6%	*	53.4%	*
Great Bay Solar I, LLC	16.6%	*	*	*
EDF Renewable Development, Inc.	*	*	*	11.0%
Bruenning's Breeze Wind Farm, LLC	*	29.2%	*	*
Cimmarron Ben II Wind Project, LLC	*	35.2%	*	*
Thunder Ranch Wind Project, LLC	*	*	*	15.0%
* Amount was not above 10% threshold

Note 12. Income taxes

The Company’s statutory federal tax rate is 21.00% and 34.00% for the periods ended March 31, 2018 and 2017, respectively. State tax rates for the same period vary among states and range from approximately 3.00% to 9.99%, although some state rates are higher, and a small number of states do not impose an income tax. The effective tax rates for the period ended March 31, 2018 and 2017 were 16.81% and 35.26%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from changes in tax legislation and current state taxes, offset by a portion of non-deductible transaction costs. There were no changes in uncertain tax positions during the periods ended March 31, 2018 and 2017.

Note 13. Related party transactions

Credit Support Fees

The Company had debt facilities and other obligations under surety bonds and stand-by letters of credit under the old credit facility that were guaranteed by Oaktree. The Company paid a fee for those guarantees based on the total amount outstanding. The Company expense related to these fees during the periods ended March 31, 2018 and 2017 was $231 and $425.

Clinton Lease Agreement

On October 20, 2017, the Company enacted a plan to restructure the ownership of a building and land which resulted in the transfer of ownership of such building and land from its consolidated subsidiary, WCI, to Clinton RE Holdings, LLC (Cayman) (“Cayman Holdings”), a directly owned subsidiary of the Seller. The lease has been classified as an operating lease with monthly payments for twenty years through 2038. The Company expense related to the lease during the period ended March 31, 2018 was $153.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our MD&A is provided in addition to the accompanying Condensed Consolidated Financial Statements and footnotes to assist readers in understanding IEA’s results of operations, financial condition and cash flows. Statements in this Quarterly Report on Form 10-Q that are not historical statements, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on information available as of the date hereof and our management's current expectations forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to maintain the listing of our common stock on Nasdaq; consumer demand; our ability to grow and manage growth profitably; the possibility that we may be adversely affected by economic, business, and/or competitive factors; market conditions, technological developments, regulatory changes or other governmental policy uncertainty that affects us or our customers; our ability to manage projects effectively and in accordance with management estimates, as well as the ability to accurately estimate the costs associated with ours fixed price and other contracts, including any material changes in estimates for completion of projects; the effect on demand for our services and changes in the amount of capital expenditures by customers due to, among other things, economic conditions, commodity price fluctuations, the availability and cost of financing, and customer consolidation; the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate; the ability of customers to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice; customer disputes related to the performance of services; disputes with, or failures of, subcontractors to deliver agreed-upon supplies or services in a timely fashion; our ability to replace non-recurring projects with new projects; the impact of U.S. federal, local, state, foreign or tax legislation and other regulations affecting the renewable energy industry and related projects and expenditures; the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements; fluctuations in maintenance, materials, labor and other costs; and our beliefs regarding the state of the renewable wind energy market generally. For a description of some of the risks and uncertainties which could cause actual results to differ from our forward-looking statements please refer to this and our other filings with the U.S. Securities & Exchange Commission, and in particular the discussions regarding risks therein. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Throughout this section, unless otherwise noted “IEA,” “Company,” ‘‘we,’’ ‘‘us,’’and ‘‘our’’refer to Infrastructure and Energy Alternatives, Inc. and its consolidated subsidiaries. Certain amounts in this section may not foot due to rounding.

“Emerging Growth Company” Status

The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations, and cash flows of IEA. IEA qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that have adopted such new or revised accounting standards. See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information on “emerging growth company” reduced reporting requirements and when we would cease to be an “emerging growth company.” We continue to monitor our status as an “emerging growth company” and are currently preparing, and expect to be ready, to comply with the additional reporting and regulatory requirements that will be applicable to us when we cease to qualify as an “emerging growth company.”

Overview

We are a leading U.S. provider of infrastructure solutions for the renewable energy, traditional power and civil infrastructure industries. Currently, we are primarily focused on the wind energy industry, where we specialize in providing complete engineering, procurement and construction (‘‘EPC’’) services throughout the U.S. We are one of three Tier 1 providers in the wind energy industry and have completed more than 190 wind and solar projects in 35 states. The services we provide include the design, site development, construction, installation and restoration of infrastructure. As of March 31, 2018, we believe that we have the #1 U.S. market share among EPCs for wind. We believe we have the ability to continue to grow our wind energy industry business as the industry grows and that we are well-positioned to leverage our expertise and relationships to provide infrastructure solutions in other areas, including the solar energy industry, the traditional power generation industry and civil infrastructure.

We intend to broaden our solar, power generation, and civil infrastructure capabilities and geographic presence and to expand the services we provide within our existing business areas. We expect that this growth will come through initiatives for organic growth and through acquisitions, as we deepen our capabilities and service offerings in our existing businesses, expand geographically, and enter new sectors that are synergistic with our existing capabilities and product offerings.

We believe that continuing demand for renewable energy production will help to drive organic growth over the coming years. Industry experts, including the U.S. Department of Energy, are predicting significant growth in renewable energy production capacity over the coming decade. We believe this growth will be driven by macroeconomic factors (including increasing demand for renewable energy from corporations and consumers), broad upgrades to existing transmission infrastructure, increasing proliferation of smart grid technology and the maturation of technologies and services within the renewable energy industry, including increased turbine and photovoltaic efficiencies, a coordinated global supply chain and improved equipment maintenance and reliability. We believe that we have positioned ourselves to expand our market share in renewable energy production (particularly in utility-scale solar power) and have developed in-house capabilities that will provide us with an opportunity to enhance our margins by expanding our self-perform capabilities and, as a result, reduce our use of subcontractors.

On March 26, 2018, we consummated the previously announced merger (the “Merger”) pursuant to that certain Agreement and Plan of Merger, dated November 3, 2017, as amended by Amendment No. 1 thereto, dated November 15, 2017, Amendment No. 2 thereto, dated December 27, 2017, Amendment No. 3 thereto, dated January 9, 2018, Amendment No. 4 thereto, dated February 7, 2018, and Amendment No. 5 thereto, dated March 9, 2018, by and among the Company, IEA Energy Services LLC, a Delaware limited liability company, Wind Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Wind Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, Infrastructure and Energy Alternatives, LLC, a Delaware limited liability company ("Seller"), Oaktree Power Opportunities Fund III Delaware, L.P., a Delaware limited partnership, solely in its capacity as the Seller’s representative and, solely for purposes of certain sections therein, M III Sponsor I LLC, a Delaware limited liability company, and M III Sponsor I LP, a Delaware limited partnership, which provided for, among other things, the merger of Merger Sub I with and into IEA Services, LLC (“IEA Services”) with IEA Services surviving such merger and, immediately thereafter, merging with and into Merger Sub II with Merger Sub II surviving such merger as an indirect, wholly-owned subsidiary of the Company and, the issuances in connection therewith of shares of the Company’s common stock, par value $0.0001 per share, and shares of the Company’s Series A preferred stock, par value $0.0001 per share. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information on the Merger.

Economic, Industry and Market Factors

We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to reductions in our customers’ capital and maintenance budgets in certain end-markets. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market, regulatory and industry factors could also affect demand for our services, such as:

•	changes to our customers’ capital spending plans;

•	mergers and acquisitions among the customers we serve;

•	access to capital for customers in the industries we serve;

•	new or changing regulatory requirements or other governmental policy uncertainty;

•	economic, market or political developments; and

•	changes in technology, tax and other incentives.

While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

Impact of Seasonality and Cyclical Nature of Business

Our revenue and results of operations are subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, fiscal year-ends, project schedules and timing, in particular, for large non-recurring projects and holidays. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions experienced in the northern climates are not conducive to efficient or safe construction practices. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather and effects from thawing ground conditions can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year, as a greater number of projects are underway, and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. Nevertheless, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including from excessive rainfall, warm winter weather or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.

Our industry is also highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given period. In addition, revenue from master service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital, variations in project margins, regional, national and global economic, political and market conditions, regulatory or environmental influences, and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

Backlog
For companies in the construction industry, backlog can be an indicator of future revenue streams.
Estimated backlog represents the amount of revenue we expect to realize through 2020 from the uncompleted portions of existing construction contracts, including new contracts under which work has not begun and awarded contracts for which the definitive project documentation is being prepared, as well as revenue from change orders and renewal options. Estimated backlog for work under fixed price contracts and cost-reimbursable contracts is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Cost-reimbursable contracts are included in backlog based on the estimated total contract price upon completion. We expect to realize approximately 61.1% of our current estimated backlog during 2018, and 38.9% during 2019.
As of March 31, 2018, our total backlog was approximately $1.1 billion, representing an increase of $786.0 million, or 250.3%, from $314.0 million as of March 31, 2017. Based on historical trends in the Company’s backlog, we believe awarded contracts to be firm and that the revenue for such contracts will be recognized over the life of the project. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is not a term recognized under U.S. GAAP, although it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others. See ‘‘Risk Factors’’ in our Current Report on Form 8-K filed with the SEC on March 29, 2018, for a discussion of the risks associated with our backlog.

Understanding our Operating Results

Revenue

We provide engineering, building, installation, maintenance and upgrade services to our customers. We derive revenue from projects performed under fixed price contracts and other service agreements for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. We recognize a significant portion of our revenue based on the percentage-of-completion method. See ‘‘Critical Accounting Estimates—Revenue Recognition for Percentage-of-Completion Projects.’’

Cost of Revenue

Cost of revenue, consists principally of: salaries, wages and employee benefits; subcontracted services; equipment rentals and repairs; fuel and other equipment expenses, including allocated depreciation and amortization expense; material costs, parts and supplies; insurance; and facilities expenses. Project profit is calculated by subtracting a project’s cost of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will be reduced if actual costs to complete a project exceed our estimates on fixed price and installation/ construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract. Various factors, some controllable and some not, can impact our margins on a quarterly or annual basis, including:

•
Seasonality and Geographical Factors. Seasonal patterns can have a significant impact on project margins. Generally, business is slower at the beginning of the year. Adverse or favorable weather conditions can impact project margins in a given period. For example, extended periods of rain or snowfall can negatively impact revenue and project margins as a result of reduced productivity from projects being delayed or temporarily halted. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which can favorably impact project margins. In addition, the mix of business conducted in different geographic areas can affect project margins due to the particular characteristics associated with the physical locations where the work is being performed, such as mountainous or rocky terrain versus open terrain. Site conditions, including unforeseen underground conditions, can also impact project margins.

•
Revenue Mix. The mix of revenues derived from the industries we serve and the types of services we provide within an industry will impact margins, as certain industries and services provide higher margin opportunities. Additionally, changes in our customers’ spending patterns in any of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenues by industry served.

•
Performance Risk. Overall project margins may fluctuate due to work volume, project pricing and job productivity. Job productivity can be impacted by quality of the work crew and equipment, availability of skilled labor, environmental or regulatory factors, customer decisions and crew productivity. Crew productivity can be influenced by weather conditions and job terrain, such as whether project work is in a right of way that is open or one that is obstructed (either by physical obstructions or legal encumbrances).

•
Subcontracted Resources. Our use of subcontracted resources in a given period is dependent upon activity levels and the amount and location of existing in-house resources and capacity. Project margins on subcontracted work can vary from project margins on self-perform work. As a result, changes in the mix of subcontracted resources versus self-perform work can impact our overall project margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits and risk management, legal, facilities, information services and executive personnel. Selling, general and administrative expenses also include outside professional and accounting fees, expenses associated with information technology used in administration of the business, various forms of insurance and transaction expenses.

Interest Expense, Net

Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements, with all such expenses net of interest income.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon IEA’s condensed consolidated financial statements included in Item 1, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. For discussion of all of our significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements, included in Item 1.

We believe that the accounting policies described below are the most critical in the preparation of our consolidated financial statements, as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.

Revenue Recognition for Percentage-of-Completion Projects

Revenue from fixed-price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. We recognize revenue from these contracts, as well as for certain projects pursuant to master and other service agreements, using the percentage-of-completion method. Under this method, the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Our management reviews the estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected settlements of disputes related to contract price adjustments are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect our results of operations in the period in which such changes are recognized. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The substantial majority of fixed price contracts are completed within one year.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. We treat project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or we defer the cost and/or recognize revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. We had change orders and/or claims that had been included as contract price adjustments on certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These contract price adjustments, which are included within costs and earnings in excess of billings or billed accounts receivable, as appropriate, represent management’s best estimate of contract revenue that has been or will be earned and that we believe is probable of collection. We actively engage in substantive meetings with these customers to complete the final approval process, and generally expect these processes to be completed within one year. The amounts ultimately realized upon final acceptance by our customers could be higher or lower than such estimated amounts.

Business Strategy

•
Continue to develop strong relationships with our wind and solar partners — We believe that we have strong, long-term relationships with each of our partners and have historically worked together with them to meet their renewable energy needs. Historically, we have provided safe, reliable, and cost-efficient solutions for our partners. We remain focused on anticipating and continuing to assist our partners with their business strategies.

•
Continue to expand self-performing capabilities — We intend to continue to evaluate specific job functions within the construction process to complete in-house. These functions include, but are not limited to electrical, mechanical, concrete and foundation and service road services. We believe expansion of our in-house performance capabilities will allow the Company to retain margin, while better controlling safety and scheduling of projects.

•
Continue to build our solar and civil, industrial & power market share — We plan to expand the Company’s footprint in the solar and civil, industrial & power markets by leveraging our years of experience coupled with our ability to cross-sell these services with our wind customers. There is tremendous growth in these two markets and we believe that our reputation in the industry will allow us to capitalize on future opportunities.

•
Continue to evaluate strategic mergers and acquisitions — We are actively pursuing acquisition opportunities that would enhance the Company’s ability to diversify its revenue base or enhance the market share of relevant areas of our business.

Results of Operations

Three Months Ended March 31, 2018 and 2017

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2018		2017

Revenue	$50,135	100.0%	$52,256	100.0%
Cost of revenue	53,220	106.2%	44,192	84.6%
Gross profit	(3,085)	(6.2)%	8,064	15.4%
Selling, general and administrative expenses	16,960	33.8%	6,067	11.6%
Income (loss) from operations	(20,045)	(40.0)%	1,997	3.8%
Interest expense, net	(851)	(1.7)%	(362)	(0.7)%
Other income (expense), net:	(11)	—%	512	1.0%
Income (loss) from continuing operations before income taxes	(20,907)	(41.7)%	2,147	4.1%
Benefit (provision) for income taxes	3,515	7.0%	(757)	(1.4)%
Net income (loss)	$(17,392)	(34.7)%	$1,390	2.7%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in this report.

Revenue    . Revenue decreased 4.1% or $2.1 million in the first quarter of 2018, compared to the same period in 2017, and an increase of $2.6 million if the impact of the customer settlement is excluded. The Company believes that the costs reflected in the disputed change orders are properly the obligation of the customer. Nonetheless, the Company elected to settle the dispute and absorb these costs in order to maintain a valuable customer relationship and in exchange for additional project work from that customer. See note 5 in the Notes to the Condensed Consolidated Financial Statements in Item 1.

Cost of revenue. Cost of revenue increased 20.4% or $9.0 million in the first quarter of 2018, compared to the same period in 2017. The increase in the dollar amount of cost of revenue was primarily driven by a increase in construction costs of the contracts in the current period compared to the same period in the prior year.

Gross profit. Gross profit decreased 138.3% or $11.1 million in the first quarter of 2018, compared to the same period in 2017. The decrease in 2018 gross profit was related to favorable margins on certain projects during the first quarter of 2017, which produced an additional $6.0 million of gross margin, coupled with the $4.7 million charge relating to the settlement by IEA of a dispute with a key customer.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 179.5% or $10.9 million in the first quarter of 2018, compared to the same period in 2017. Selling, general and administrative expenses were 33.8% of revenue in the first quarter of 2018, compared to 11.6% in the same period in 2017. The increase in selling, general and administrative expenses was primarily driven by transaction expenses of $7.6 million related to the Merger, coupled with $3.0 million related to incremental personnel and other costs to support revenue opportunities that are expected during the remainder of 2018 and thereafter.

Interest expense, net. Interest expense, net increased 135.1% or $0.5 million in the first quarter of 2018, compared to the same period in 2017. This increase was primarily driven by the increased borrowings under our lines of credit and the term loan in the first quarter of 2018 compared to the amount drawn on our prior line of credit in the same period in 2017.

Other income (loss). Other income (loss) decreased 102.1% or $0.5 million in the first quarter of 2018, compared to the same period in 2017. The decrease in other income (loss) compared to the prior year period was primarily the result of the sale of assets in the current year period.

Benefit (provision) for income taxes. Income tax expense decreased 564.3% or $4.3 million from an expense of $0.8 million in the first quarter of 2017 compared to a benefit of $3.5 million in the same period in 2018. The effective tax rates for the period ended March 31, 2018 and 2017 were 16.81% and 35.26%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from changes in valuation allowance and current state taxes. There were no changes in uncertain tax positions during the periods ended March 31, 2018 and 2017.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, our cash balances and availability under the new credit facility we entered into to replace our old credit facility as described below under “New Credit Facility”. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, cost and equity investee funding requirements and debt service. We also evaluate opportunities for strategic acquisitions and investments from time to time, which may require our use of cash.

We anticipate that our existing cash balances, funds generated from operations and borrowings from the new credit facility will be sufficient to meet our working capital requirements, required income tax payments, debt service obligations, anticipated capital expenditures, cost and equity investee funding requirements, insurance collateral requirements, earn-out obligations, and letter of credit needs for at least the next twelve months.

Capital Expenditures

For the first three months ended March 31, 2018, we did not incur any equipment purchases under capital lease and other financing arrangements. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2018 and 2019. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

Working Capital

We require working capital to support seasonal variations in our business, primarily due to the effect of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Working capital needs are generally lower during the spring when projects are awarded and we receive down payments from customers. Conversely, working capital needs generally increase during the summer or fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital needs are typically lower and working capital is converted to cash during the winter months. These seasonal trends, however, can be offset by changes in the timing of projects, which can be affected by project delays or accelerations and/or other factors that may affect customer spending.

Generally, we receive 5% to 10% cash payments from our customers upon the inception of the projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2018, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, decreased to $40.0 million as of March 31, 2018 from $61.0 million as of December 31, 2017, due primarily to lower levels of revenue, timing of project activity, and collection of billings to customers.

Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (generally, from 5% to 10%) until the job is completed. As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. Our agreements with subcontractors often contain a ‘‘pay-if-paid’’provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Sources and Uses of Cash

Sources and uses of cash are summarized below:

	Three Months Ended March 31,
(in thousands)	2018	2017

Net cash provided by (used in) operating activities	14,845	(27,074)
Net cash used in investing activities	(133)	(1,118)
Net cash provided by financing activities	59	9,408

Operating Activities. Net cash provided by operating activities for the period ended March 31, 2018 was $14.8 million, as compared to net cash used in operating activities of $(27.1) million over the same period in 2017. The increase of cash flow from operations in the first quarter of 2018 was driven by $39.6 million less cash paid for accounts payable, coupled with $27.8 million less cash paid for billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by a decrease in net income of approximately $18.8 million.

Investing Activities. Net cash used in investing activities decreased by $1.0 million to $(0.1) million in the period ended March 31, 2018 from $(1.1) million in the same period in 2017. The primary driver for the decrease in cash used in investing activities is related to a change in company-owned life insurance.

Financing Activities. Net cash provided by financing activities for the period ended March 31, 2018 was $0.1 million, as compared to $9.4 million of cash provided in financing activities for the same period in 2017, for a decrease in net cash provided by financing activities of $9.3 million. The primary factors in the decrease in cash provided by financing activities in 2018 were a $23.0 million use of cash in connection with the recapitalization transaction, offset by net proceeds from long-term debt and lines of credit of $24.3 million compared to net proceeds of $9.6 million in the same period in the prior year.

Old Credit Facility

In connection with the closing of the Merger, all outstanding indebtedness, under our old credit facility was repaid or refinanced using proceeds from the new credit facility described below and the old credit facility was terminated.

New Credit Facility

In March 2018, IEA Services entered into a new credit facility which provides for aggregate revolving borrowings of up to $50.0 million and a $50.0 million delayed-draw term loan facility, each maturing in March 2021. Interest on the new credit facility will accrue at an interest rate of (x) LIBOR plus a margin of 3.00% or (y) an alternate base rate plus a margin of 2.00% at our option. Obligations under the new credit facility are guaranteed by IEA and all of our other domestic subsidiaries and are secured by all of our present and future assets, subject to customary carve-outs.

At the closing date, $19.0 million was drawn under the revolving credit facility to refinance existing indebtedness (including replacing or backstopping existing letters of credit), pay transaction expenses and working capital overage. Going forward, the revolving credit facility may be used for working capital, capital expenditures and other lawful corporate purposes.

The term loan may be drawn down for a period of two years (in not more than four drawdowns). Each draw under the term loan facility will be subject to quarterly amortization of principal, commencing on the last day of the first fiscal quarter ending after such draw, in an amount equal to 3.5% of the initial amount of such draw (the ‘‘Scheduled Amortization’’).

In addition to the Scheduled Amortization, and subject to exceptions and baskets, (a) 100% of all net cash proceeds, subject to reinvestment rights, from (i) sales of property and assets of IEA and its subsidiaries (excluding sales of inventory and equipment in the ordinary course of business and other exceptions set forth in the loan documentation) and (ii) any loss of, damage to or destruction of, or any condemnation or other taking for public use of, any property of IEA and its subsidiaries and (b) 100% of all net cash proceeds from the issuance or incurrence of additional debt for borrowed money of IEA and its subsidiaries not otherwise permitted under the loan documentation, are required to be applied to the prepayment of the new credit facilities in the following manner: first, to the term loan facility and, second, to the revolving credit facility (without a reduction of the commitments under the credit facilities).

With respect to any draw of the term loan facility, after giving effect to such draw on a pro forma basis: (i) the consolidated leverage ratio (defined as total funded debt / EBITDA) must not exceed "2.75:1.0' and (ii) IEA must have liquidity (defined as unrestricted cash and revolver availability) of at least $20.0 million.

We may from time to time after the initial closing date add one or more tranches of term loans to the credit facility and/or increase the aggregate commitments under the revolving credit facility with consent required only from those lenders that participate in such incremental facility; provided that, among other things, the aggregate principal amount of all incremental facilities may not exceed $25.0 million. No existing lender shall be under any obligation to provide any commitment to an incremental facility, and any such decision whether to provide a commitment to an incremental facility shall be in such lender’s sole and absolute discretion.

Debt Covenants

Under the new credit facility, our financial covenants include (i) a maximum consolidated leverage ratio (defined as total funded debt / EBITDA), which may not exceed 2.75:1.0, and (ii) a minimum EBITDA requirement of at least $35.0 million as of the end of each of our four fiscal quarter periods. Each of the covenants referred to above will be calculated on a consolidated basis for each consecutive four fiscal quarter period, commencing in the second quarter of 2018.

In addition, IEA and our subsidiaries are subject to affirmative covenants requiring (i) delivery of financial statements, budgets and forecasts; (ii) delivery of certificates and other information; (iii) delivery of notices (of any default, material adverse condition, ERISA event, material change in accounting or financial reporting practices); (iv) payment of tax obligations; (v) preservation of existence; (vi) maintenance of properties; (vii) maintenance of insurance; (viii) compliance with laws; (ix) maintenance of books and records; (x) inspection rights; (xi) use of proceeds; (xii) covenants to guarantee obligations and give security; (xiii) compliance with environmental laws; and (xiv) further assurances.

IEA and our subsidiaries are subject to negative covenants including restrictions (subject to certain exceptions) on (i) liens; (ii) indebtedness, (including guarantees and other contingent obligations) (provided that the loan documents will permit, among other items, indebtedness under the Incremental Facility); (iii) investments (including loans, advances and acquisitions); (iv) mergers and other fundamental changes; (v) sales and other dispositions of property or assets; (vi) payments of dividends and other distributions and share repurchases (provided, that the loan documents shall permit) (x) distributions to IEA or any of our subsidiaries, (y) tax distributions and (z) certain other distributions by IEA (including distributions for customary public company expenses and distributions for payments on preferred equity of the post-combination company subject to terms and conditions set forth in the loan documentation); (vii) changes in the nature of the business; (viii) transactions with affiliates; (ix) burdensome agreements; (x) use of proceeds; (xi) capital expenditures, provided that (A) unfinanced capital expenditures will be permitted in an aggregate amount up to $20.0 million per annum and (B) unlimited financed capital expenditures, subject to pro forma compliance with the company’s financial covenants; (xii) amendments of organizational documents; (xiii) changes in accounting policies, reporting practices, fiscal year, legal name, state of formation or form of entity; (xiv) sale and lease-back transactions; (xv) payment of credit support, advisory and similar fees to affiliates; (xvi) ownership of subsidiaries; (xvii) sanctions and (xviii) use of proceeds in violation of anti-corruption laws.

Letters of Credit and Surety Bonds
In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2018, and December 31, 2017, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $5,684 and $5,934, respectively, related to projects. In addition, as of March 31, 2018 and December 31, 2017, the Company had outstanding surety bonds on projects of $631,607 and $535,529, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of March 31, 2018.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Debt (1)	60,155	3,360	56,795	—	—
Capital leases (2)	21,978	6,875	13,514	1,589	—
Operating leases (3)	15,822	1,613	1,932	1,472	10,805
Total	$97,955	$11,848	$72,241	$3,061	$10,805

(1)
IEA entered into the new credit facility upon the Closing of the Merger. The new credit facility provides for aggregate revolving borrowings of up to $50.0 million and a $50.0 million delayed-draw term loan facility, each maturing on the third anniversary of the Closing Date.

(2)
IEA has obligations, exclusive of associated interest, under various capital leases for equipment totaling $19.3 million at March 31, 2018. The gross property under these capitalized lease agreement at March 31, 2018, amounted to a net total of $22.8 million.

(3)
IEA leases real estate, vehicles, office equipment, and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038.

For detailed discussion and additional information pertaining to our debt instruments, see Note 9—Debt in the Notes to Condensed Consolidated Financial Statement, included in Item 1.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, liabilities associated with deferred compensation plans, liabilities associated with certain indemnification and guarantee arrangements. See Note 10—Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, included in Item 1, for discussion pertaining to our off-balance sheet arrangements. See Note 2—Summary of Significant Accounting Policies and Note 13—Related Parties in the Notes to Condensed Consolidated Financial Statements, included in Item 1, for discussion pertaining to certain of our investment arrangements.

Recently Issued Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements, included in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

We are subject to concentrations of credit risk related to our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and earnings in excess of billings (‘‘CIEB’’) on uncompleted contracts net of advanced billings with the same customer. We grant credit under normal payment terms, generally without collateral, and as a result, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened if there is depressed economic and financial market conditions. However, we believe the concentration of credit risk related to billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers.

Interest Rate Risk

Borrowings under the new credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding balance on the new credit facility as of March 31, 2018 was $60.2 and there was $33.7 million outstanding on the old credit facility as of December 31, 2017. As of March 31, 2018, we had no derivative financial instruments to manage interest rate risk. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $0.6 million or $0.4 million, respectively.

Item 4. Control and Procedures

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2018, we had identified four material weaknesses:

1.
IEA has not yet developed an entity level and financial reporting control environment that is designed with appropriate precision, including accounting personnel with an appropriate level of accounting knowledge, experience, and training commensurate with complex accounting issues and financial reporting requirements

2.	IEA has not yet developed adequate procedures to prepare, document and review areas of significant judgments and accounting estimates, revenue recognition, and accruals

3.	IEA has not developed timely and systematic review by management of journal entries.

4.	IEA has not yet developed appropriate segregation of duties related to user access controls for our operating system.

These control deficiencies create an increased possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Remediation  Plan
We continue to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. With the closing of the Merger with M III on March 26, 2018, our Board of Directors and management have prioritized developing and implementing a remediation plan, taking the necessary actions to address the root causes that contributed to the material weaknesses identified and establishing and maintaining effective internal controls over financial reporting. Subsequent to the transaction with M III, our Board implemented several actions, including:

•
revised our Board and Committee Charters, which now provide appropriate mechanisms through which to demonstrate that effective oversight over financial reporting processes and internal controls is being properly exercised;

•
implemented an effective annual process to ensure that all employees, as well as members of the Board, and outsourced service providers confirm their compliance with the Company’s Code of Business Conduct;

•
implemented a whistleblower hotline which is available throughout the organization and through an external website and communicated information regarding the whistleblower hotline to all employees; and

•
increased communication and training to all employees and the Board regarding the Company’s ethical values and the requirement to comply with laws, rules, regulations, and the Company’s policies, including our Code of Conduct and Ethics.

Furthermore, the Company remains focused on continuing to implement process and control improvements as evidenced by the following initiatives:

•
revised our organizational structure by hiring dedicated key employees, including senior management, with assigned responsibility and accountability for financial reporting processes and internal controls. Further, we will continue to provide ongoing GAAP and internal controls training for all the employees;

•
implemented an annual financial control risk assessment process as well as a regularly recurring fraud risk assessment process focused on identifying and analyzing risks of financial misstatement due to error and/or fraud, including management override of controls;

•
hired another big four accounting firm as an internal controls resource, to create and develop a risk based internal controls plan. We are also enhancing the business process documentation and management's self-assessment and testing for internal controls;

•	enhancing the information technology control framework to support all business applications and infrastructure. Remediation activities will formalize information technology processes;

•
enhanced the management review controls over the application of GAAP and accounting measurements for significant accounts and transactions by adding resources with the required skills and assigned responsibility and accountability for performing an effective review; and

•
management review controls are being reassessed to provide the appropriate level of precision required to mitigate the potential for a material misstatement. In addition, we are enhancing the design and implementation of and supporting documentation over management review controls to make clear: (i) management’s expectations related to transactions that are subject to such controls; (ii) the level of precision and criteria used for investigation; and (iii) evidence that all outliers or exceptions that should have been identified are investigated and resolved.

We expect the implementation of our remediation plan will result in significant improvements to the overall internal control environment over financial  reporting.

Changes in Internal Control over Financial Reporting

Other than changes described under Remediation Plan above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect the Company.

Part II. Other Information
Item 1. Legal Proceedings

Sterret Crane v. White Construction and Zurich Insurance v. White Construction. In this matter, Sterret Crane brought a liability claim against White Construction which resulted in a jury verdict on October 23, 2017 finding White liable for $610 in direct damages. Sterett subsequently filed a motion for attorney fees, interest and costs totaling $659. While White’s appeal of the jury verdict was pending, the parties settled both the liability lawsuit and the declaratory judgment action in an agreement under which White paid $637 in the first quarter of 2018, and Zurich paid $314 for a full release by all parties. Both of the actions have been dismissed with prejudice.

NPI Litigation/CCAA Resolution. Pursuant to a settlement agreement entered into with Northland Power ("NPI") on November 22, 2016 by H.B. White in connection with the Companies' Creditors Arrangement Act (the "CCAA") proceeding of H.B. White, IEA agreed that it or White would pay to NPI or its designee cash in the aggregate amount of CAD $1,000 if the closing date of a material transaction occurred on or before December 31, 2018. A material transaction is defined as a change in control or a public offering of equity securities. The Merger constituted a change of control on March 26, 2018, and as a result the Company paid NPI CAD $1,000 to satisfy such obligation.

Item 1A. Risk Factors

At March 31, 2018, there have been no material changes from the risk factors previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on March 29, 2018, which is accessible on the SEC's website at www.sec.gov.

Item 6. Exhibits

(a)    Exhibits.

Exhibit Number	Description
4.1
Amended and Restated Warrant Agreement, dated as of March 26, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 29, 2018).

10.1
Amendment No. 3 to the Agreement and Plan of Merger, dated as of January 9, 2018, by and among IEA Energy Services, LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed January 10, 2018).

10.2
Amendment No. 4 to the Agreement and Plan of Merger, dated as of February 7, 2018, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K filed February 9, 2018).

10.3
Amendment No. 5 to the Agreement and Plan of Merger, dated as of March 8, 2018, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K filed March 8, 2018).

10.4
Subscription and Backstop Agreement, dated March 7, 2018, by and among the Company, the Sponsors and certain subscribers identified therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 8, 2018).

10.5	Forfeiture Agreement, dated March 7, 2018, between the Sponsors and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 8, 2018).
10.6
Waiver, Consent and Agreement to Forfeit Founder Shares, dated as of March 20, 2018, by and among IEA Energy Services LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 20, 2018).

10.7
Credit Agreement, dated as of March 26, 2018 among Wind Merger Sub I, Inc., as the Initial Borrower, IEA Energy Services LLC, as the Borrower, the Guarantors party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 29, 2018).

10.8
Registration Rights Agreement dated as of March 26, 2018 by and among Infrastructure and Energy Alternatives, Inc., IEA Parent, M III Sponsor I LLC and M III Sponsor I LP, Cantor Fitzgerald & Co., Mr. Osbert Hood and Mr. Philip Marber (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 29, 2018).

10.9
Investor Rights Agreement, dated as of March 26, 2018, (i) by and among Infrastructure and Energy 13 Alternatives, Inc., M III Sponsor I LLC and any other Sponsor Affiliated Transferees who become a party to the agreement; and (ii) Infrastructure and Energy Alternatives, LLC, any other Seller Affiliated Transferees who become a party to the agreement and Oaktree Power Opportunities Fund III Delaware, L.P., in its capacity as the representatives of the Selling Stockholders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 29, 2018).

10.10
Founder Shares Amendment Agreement, dated as of March 26, 2018, by and among M III Sponsor I LLC, M III Sponsor I LP, M III Acquisition Corp. and Infrastructure and Energy Alternatives, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 29, 2018).

10.11	Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed March 29, 2018).
10.12
Employment Agreement dated as of January 25, 2018, between IEA Energy Services LLC, a Delaware limited liability company, and John Paul Roehm (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed March 29, 2018).

10.13
Employment Agreement dated as of January 25, 2018, between IEA Energy Services LLC, a Delaware limited liability company, and Andrew D. Layman (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed March 29, 2018).

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: May 10, 2018	By:	/s/ JP Roehm
Name: JP Roehm
Title: Chief Executive Officer

Dated: May 10, 2018	By:	/s/ Andrew D. Layman
Name: Andrew D. Layman
Title: Chief Financial Officer