Form 10-Q
period 2018-06-30
Infrastructure & Energy Alternatives, Inc.
filed 2018-08-09
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37796

Infrastructure and Energy Alternatives, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	47-4787177
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

6325 Digital Way Suite 460 Indianapolis, Indiana	46214
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of the close of business on August 9, 2018: 21,577,650.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	23,793	4,877
Accounts receivable, net of allowances of $216 and $216, respectively	66,246	60,981
Costs and estimated earnings in excess of billings on uncompleted contracts	44,712	18,613
Prepaid expenses and other current assets	2,361	862
Total current assets	137,112	85,333

Property, plant and equipment, net	31,244	30,905
Goodwill	3,020	3,020
Company-owned life insurance	4,314	4,250
Other assets	10	115
Deferred income taxes - long term	4,508	3,080
Total assets	$180,208	$126,703

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	125,826	70,030
Billings in excess of costs and estimated earnings on uncompleted contracts	22,112	7,398
Current portion of capital lease obligations	6,524	4,691
Term loan - short-term	3,360	—
Line of credit - short-term	—	33,674
Total current liabilities	157,822	115,793

Capital lease obligations, net of current maturities	14,148	15,899
Long-term debt	51,835	—
Deferred compensation	5,263	5,030
Contingent consideration	69,373	—
Total liabilities	$298,441	$136,722

Commitments and contingencies:

Preferred stock, par value, $0.0001 per share; 1,000,000 shares authorized; 34,965 shares and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	34,965	—

Stockholders' equity (deficit)
Common stock, par value, $0.0001 per share; 100,000,000 shares authorized; 21,577,650 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid in capital		—
Retained earnings (deficit)	(153,200)	(10,021)
Total stockholders' equity (deficit)	(118,233)	(10,019)
Total liabilities and stockholders' equity (deficit)	$180,208	$126,703
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Condensed Consolidated Statement of Operations
($ in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$174,073	$106,042	$224,208	$158,298
Cost of revenue	157,274	91,838	210,494	136,030
Gross profit	16,799	14,204	13,714	22,268

Selling, general and administrative expenses	9,198	8,395	26,158	14,462
Income (loss) from operations	7,601	5,809	(12,444)	7,806

Other income (expense), net:
Interest expense, net	(1,530)	(352)	(2,381)	(714)
Other income	22	148	11	660
Income (loss) before benefit (provision) for income taxes	6,093	5,605	(14,814)	7,752

Benefit (provision) for income taxes	(1,178)	(2,017)	2,337	(2,774)

Net income (loss)	$4,915	$3,588	$(12,477)	$4,978

Net income (loss) per common share - basic	0.20	0.17	(0.60)	0.23
Net income (loss) per common share - diluted	0.14	0.17	(0.60)	0.23
Weighted average shares - basic	21,577,650	21,577,650	21,577,650	21,577,650
Weighted average shares - diluted	34,392,159	21,577,650	21,577,650	21,577,650

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(12,477)	$4,978
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,977	2,149
Amortization of deferred financing charges	179	—
Profit units compensation expense	—	27
Gain on sale of equipment	(16)	(652)
Deferred compensation	234	(211)
Provision for losses on uncompleted contracts	230	—
Deferred income taxes	(1,428)	114
Other	—	(187)
Change in operating assets and liabilities:
Accounts receivable	(5,265)	32,163
Costs and estimated earnings in excess of billings on uncompleted contracts	(26,099)	(18,181)
Prepaid expenses and other assets	(1,453)	258
Accounts payable and accrued liabilities	55,795	(26,549)
Billings in excess of costs and estimated earnings on uncompleted contracts	14,484	(8,691)
Net cash provided by (used in) operating activities	28,161	(14,782)

Cash flow from investing activities:
Company-owned life insurance	(64)	(1,524)
Purchases of property, plant and equipment	(1,548)	(899)
Proceeds from sale of property, plant and equipment	17	895
Net cash used in investing activities	(1,595)	(1,528)

Cash flows from financing activities:
Proceeds from debt and line of credit	92,772	—
Payments on debt and line of credit	(30,840)	—
Payments on line of credit - short term	(38,447)	—
Debt issuance costs	(2,144)	—
Payments on capital lease obligations	(2,627)	(489)
Preferred dividends	(548)	—
Recapitalization transaction	(25,816)	—
Net cash used in financing activities	(7,650)	(489)

Net change in cash and cash equivalents	18,916	(16,799)

Cash and cash equivalents, beginning of the period	4,877	21,607

Cash and cash equivalents, end of the period	$23,793	$4,808

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$2,210	$717
Cash paid for income taxes	$632	$2,753
Acquisition of assets/liabilities through capital lease	$2,709	$1,550
Merger-related contingent consideration	$69,373	$—
Issuance of common shares	$90,282	$—
Issuance of preferred shares	$34,965	$—
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Organization, business and basis of presentation

Infrastructure and Energy Alternatives, Inc. (f/k/a M III Acquisition Corporation ("M III")) is a Delaware holding company organized on August 4, 2015 (together with its wholly-owned subsidiaries, collectively "IEA", "we" or the "Company"). The Company specializes in providing complete engineering, procurement and construction (“EPC”) services throughout the U.S. for the renewable energy, traditional power and civil infrastructure industries. The services are performed under fixed-price and time-and-materials contracts.
In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 and notes thereto included in Exhibit 99.4 to the Company's Form 8-K filed on March 29, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IEA and its wholly-owned direct and indirect domestic and foreign subsidiaries: IEA Intermediate Holdco, LLC (“Holdings”), IEA Energy Services, LLC ("IEA Services"), IEA Management Services, Inc., IEA Constructors, Inc. (f/k/a IEA Renewable, Inc.), White Construction, Inc. (“White”), White Electrical Constructors, Inc., and IEA Equipment Management, Inc., and White’s wholly-owned subsidiary H.B. White Canada Corp. The Company operates in one reportable segment, providing EPC services.

On March 26, 2018 (the "Closing Date"), we consummated a merger (the "Merger") pursuant to that certain Agreement and Plan of Merger, dated November 3, 2017, as amended by Amendment No. 1 thereto, dated November 15, 2017, Amendment No. 2 thereto, dated December 27, 2017, Amendment No. 3 thereto, dated January 9, 2018, Amendment No. 4 thereto, dated February 7, 2018, and Amendment No. 5 thereto, dated March 9, 2018 (as amended, the "Merger Agreement"), by and among the Company, IEA Services, Wind Merger Sub I, Inc. ("Merger Sub I"), a Delaware corporation and a wholly-owned subsidiary of the Company, Wind Merger Sub II, LLC ("Merger Sub II"), a Delaware limited liability company and a wholly-owned subsidiary of the Company, Infrastructure and Energy Alternatives, LLC, a Delaware limited liability company ("Seller"), Oaktree Power Opportunities Fund III Delaware, L.P. ("Oaktree"), a Delaware limited partnership, solely in its capacity as the Seller’s representative and, solely for purposes of certain sections therein, M III Sponsor I LLC, a Delaware limited liability company, and M III Sponsor I LP, a Delaware limited partnership, which provided for, among other things, the merger of Merger Sub I with and into IEA Services with IEA Services surviving such merger and, immediately thereafter, merging with and into Merger Sub II with Merger Sub II surviving such merger as an indirect, wholly-owned subsidiary of the Company. Following the Merger we changed our name from M III Acquisition Corporation to Infrastructure and Energy Alternatives, Inc. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information on the Merger.

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

Note 2. Summary of significant accounting policies

“Emerging Growth Company” Reporting Requirements:

The Company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Section 107 of the JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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
    securities; or

•
the date on which we become a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by nonaffiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

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

Revenue derived from projects billed on a fixed-price basis totaled 98.4% and 92.6% of consolidated revenue from operations for the three months ended June 30, 2018 and 2017, respectively, and totaled 94.5% and 94.7% for the six months ended June 30, 2018 and 2017, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis, also accounted for under the percentage of completion method totaled 1.6% and 7.4% of consolidated revenue from operations for the three months ended June 30, 2018 and 2017, respectively, and totaled 5.5% and 5.3% for the six months ended June 30, 2018 and 2017, respectively.

For an approved change order which can be reliably estimated, the anticipated revenues and costs associated with the change order are added to the total contract value and total estimated costs of the project, respectively. When costs are incurred for a) an unapproved change order which is likely to be approved or b) an approved change order which cannot be reliably estimated, the total anticipated costs of the change order are added to both the total contract value and total estimated costs for the project. Once a change order becomes approved and reliably estimable any margin related to the change order is added to the total contract value of the project.

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

As of June 30, 2018 and 2017, the Company had revenue related to unapproved change orders which totaled approximately $19,185 and $12,940, respectively. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within a year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 required entities to adopt the new leases standard using a modified retrospective method and initially apply the related guidance at the beginning of the earliest period presented in the financial statements.  During July 2018, the FASB issued ASU 2018-11, which allows for an additional and optional transition method under which an entity would record a cumulative-effect adjustment at the beginning of the period of adoption. See Note 10 - Commitments and Contingencies for additional information about our leases. For as long as we remain an "Emerging Growth Company" the new guidance will be effective for our fiscal year 2020 annual financial statements and for the interim statements beginning in fiscal year 2020.

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

Note 3. Merger and Recapitalization

The Merger, as described in Note 1, is being accounted for as a reverse recapitalization in accordance with U.S. GAAP. As such, IEA Services is treated as the continuing company and M III is treated as the ‘‘acquired’’ company for financial reporting purposes. This determination was primarily based on IEA Services’ operations comprising substantially all of the ongoing operations of the post-combination company, M III directors not constituting a majority of the Board of Directors of the post-combination company, IEA Services’ senior management comprising substantially all of the senior management of the post-combination company and the Seller holding a 48.3% voting interest in the Company, while no single M III shareholder holds more than a 20% voting interest. Accordingly, for accounting purposes, the Merger is treated as the equivalent of IEA Services issuing stock for the net assets of M III, accompanied by a recapitalization. The net assets of M III are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are the historical operations of IEA Services.
The amount of merger consideration paid at the Closing Date to IEA (the “Merger Consideration”) was $81.4 million in cash, and 10,428,500 shares of Common Stock and 34,965 shares of Series A Preferred Stock with an aggregate stated value of $126.3 million at the Closing Date. Immediately following the Closing, Seller owned approximately 48.3% of the Company’s common stock and other stockholders owned approximately 51.7% of the Company’s outstanding common stock. The Merger Consideration was subject to adjustment based on final determinations of IEA Services’ closing date working capital and indebtedness, which determination was finalized approximately 45 days after the Closing Date with minimal impact to the Merger Consideration as calculated on the Closing Date of the Merger.

Pursuant to the Merger Agreement, the Company is required to issue to the Seller up to an additional 9,000,000 common shares in the aggregate based upon satisfaction of EBITDA targets for 2018 and 2019. See Note 8 to these Notes to the Condensed Consolidated Financial Statements.
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

The calculations of basic and diluted EPS, are as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	4,915	3,588	(12,477)	4,978
Convertible Preferred Share dividends	(548)	—	(548)	—
Numerator for basic earnings (loss) per share - income (loss) available to common stockholders	4,367	3,588	(13,025)	4,978

Denominator:
Weighted average shares basic	21,577,650	21,577,650	21,577,650	21,577,650

Convertible earn-out shares (see Note 8)	9,000,000	—	—	—
Convertible preferred shares	3,814,509	—	—	—
Weighted average shares diluted	34,392,159	21,577,650	21,577,650	21,577,650

Anti-dilutive:
Convertible earn-out shares (see Note 8)	—	—	9,000,000	—
Convertible preferred shares	—	—	2,487,928	—

Basic EPS	0.20	0.17	(0.60)	0.23
Diluted EPS	0.14	0.17	(0.60)	0.23

The calculation of weighted average shares outstanding during the periods preceding a reverse recapitalization generally requires the Company to use the capital structure of the entity deemed to be the acquirer for accounting purposes to calculate earnings per share.  However, as a limited liability company, IEA Services had no outstanding shares prior to the

Merger. Therefore, the weighted average shares outstanding for all comparable prior periods preceding the Merger is based on the capital structure of the acquired company, as management believes that is the most useful measure.

Shares outstanding
Company (f/k/a M III Acquisition Corp.) shares outstanding as of December 31, 2017	19,210,000
Redemption of shares by M III stockholders prior to the merger transaction	(7,967,165)
Common shares issued pursuant to Advisor Commitment Agreements, net of forfeited sponsor founder shares	(93,685)
Shares issued to Infrastructure and Energy Alternatives, LLC/Seller	10,428,500
IEA shares outstanding as of March 26, 2018	21,577,650

At the closing of the Merger, 34,965 shares of Series A Preferred Stock were issued to Seller with an initial stated value of $1,000 per share, for total consideration of $34,965,000. Dividends on each share of Series A Preferred Stock shall accrue at a rate of 6% per annum during the period from the closing date until the 18-month anniversary of the closing date and 10% per annum thereafter, with such dividends payable quarterly in cash. These shares are convertible to common shares under certain circumstances and have been included above in the dilutive calculation. As of June 30, 2018, the Board declared and paid a $548 dividend to Holders of Series A Preferred Stock.

Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were outstanding at June 30, 2018 but are not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Common Stock during the period.

Note 5. Accounts receivable, net of allowance

The following table provides details of accounts receivable, net of allowance as of the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Contract receivables	$50,642	$44,696
Contract retainage	15,820	16,501
Accounts receivable, gross	66,462	61,197
Less: allowance for doubtful accounts	(216)	(216)
Accounts receivable, net	$66,246	$60,981

Activity in the allowance for doubtful accounts for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Allowance for doubtful accounts at beginning of period	$216	$135	$216	$135
Plus: (reduction in) provision for allowances	—	—	—	—
Less: write-offs, net of recoveries	—	—	—	—
Allowance for doubtful accounts at period end	$216	$135	$216	$135

Gross profit for the six months ended June 30, 2018, includes a dispute for approximately $5,600, with a specific customer concerning change orders with respect to one specific project for the six months ended 2018. The Company believes that the charge reflected in the disputed change orders are properly the obligation of the customer. Nonetheless, the Company elected to settle the dispute and absorb these costs in order to maintain a valuable customer relationship and in exchange for additional project work from that customer.

Note 6. Contracts in progress

Contracts in progress were as follows as of the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Costs on contracts in progress	$800,719	$861,050
Estimated earnings on contracts in progress	115,806	131,997
Revenue on contracts in progress	916,525	993,047
Less: billings on contracts in progress	(893,925)	(981,832)
Net underbillings	$22,600	$11,215

The above amounts have been included in the accompanying Consolidated Balance Sheets under the following captions (in thousands):

	June 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,712	$18,613
Billings in excess of costs and earnings on uncompleted contracts	(22,112)	(7,398)
Net underbillings	$22,600	$11,215

Billings in excess of costs and earnings on uncompleted contracts includes a provision for loss contracts of $230 and $0 as of June 30, 2018 and December 31, 2017, respectively.

The Company recognizes a contract asset within costs and estimated earnings in excess of billings on uncompleted contracts in the consolidated balance sheet for revenue earned related to unapproved change orders that are probable of recovery. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within a year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts. The table below shows the contract asset amounts (net of any allowance) related to unapproved change orders (in thousands):

	June 30, 2018	December 31, 2017
Gross amount of unresolved change orders and claims	$19,185	$33,479
Valuation allowance	—	—
Net amount of unresolved change orders and claims	$19,185	$33,479

Note 7. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Buildings and leasehold improvements	$977	$416
Construction equipment	49,955	46,404
Office equipment, furniture and fixtures	1,595	1,451
Vehicles	357	404
	52,884	48,675
Accumulated depreciation	(21,640)	(17,770)
Property, plant and equipment, net	$31,244	$30,905

Depreciation expense of property, plant and equipment was $1,975 and $1,162 for the three month period ended June 30, 2018 and 2017, respectively, and was $3,917 and $2,089 for the six months ended June 30, 2018 and 2017, respectively.

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
Liabilities as of June 30, 2018
Contingent consideration	69,373	—	—	69,373

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in thousands):

Beginning Balance, December 31, 2017	$—
Contingent consideration issued during merger	69,373
Ending Balance, June 30, 2018	69,373
Contingent Consideration
Pursuant to the Merger Agreement, the Company shall issue to the Seller up to an additional 9,000,000 common shares in the aggregate, which shall be fully earned if the final 2018 and 2019 adjusted EBITDA targets are achieved. The Company recorded the contingent consideration at fair value as a liability by using a Monte Carlo Simulation with inputs of a risk rate premium, a peer group EBITDA volatility and a stock price volatility. The calculation derived a fair value of the liability based on 9,000,000 common shares. There have been no significant changes to inputs for the three months ended June 30, 2018, and therefore no adjustment was recorded.

Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the outstanding recorded balance on the line of credit and long-term debt, further discussed in Note 9, approximates fair value due to their floating interest rates.

Note 9. Debt

Debt consists of the following obligations as of:

	June 30, 2018	December 31, 2017

Line of credit - short term	—	33,674
Line of credit - long term	34,000	—
Term loan - short term	3,360	—
Term loan - long term	19,800	—
Total debt	57,160	33,674
Less - Current portion	(3,360)	(33,674)
Less - Debt issuance costs	(1,965)	—
Long-term debt	51,835	—
New Credit Facility
In conjunction with the completion of the Merger, all amounts outstanding under the old credit facility were repaid and the agreement was terminated. The amount of $33.7 million was recorded as line of credit - short term on the Consolidated Balance Sheet as of December 31, 2017.
In March 2018, IEA Services entered into a new credit facility which provides for aggregate revolving borrowings of up to $50.0 million and a $50.0 million delayed-draw term loan facility, each maturing in March 2021. Interest on the new credit facility accrues at an interest rate of (x) LIBOR plus a margin of 3.00% or (y) an alternate base rate plus a margin of 2.00%, at our option. Obligations under the new credit facility are guaranteed by IEA and all of our other domestic subsidiaries and are secured by all of our present and future assets, subject to customary carve-outs. The interest rate on our debt as of June 30, 2018 and December 31, 2017, was 5.83% and 4.50%, respectively.
As of June 30, 2018, the Company had $34.0 million outstanding under the revolving credit facility, and $23.2 million outstanding under the term loan facility, to refinance existing indebtedness (including backstopping existing letters of credit) and to pay transaction expenses and cash consideration.
The term loan may be drawn down for a period of two years (in not more than four drawdowns). Each draw under the term loan facility will be subject to quarterly amortization of principal, commencing on the last day of the first fiscal quarter ending after such draw, in an amount equal to 3.5% of the initial amount of such draw.
With respect to any draw of the term loan facility, after giving effect to such draw on a pro forma basis: (i) the consolidated leverage ratio (as defined) must not exceed 2.75:1 and (ii) The Company must have liquidity (defined as unrestricted cash and revolver availability) of at least $20.0 million.

Contractual maturities of the Company's debt and capital lease obligations as of June 30, 2018 (in thousands):

2018	$5,663
2019	11,203
2020	11,445
2021	51,972
2022	—
Thereafter	—
Total contractual obligations (1)	$80,283
(1) The total contractual obligations contains interest payments related to capital lease obligations.

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2018, and December 31, 2017, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $6,179 and $5,934, respectively, related to projects. In addition, as of June 30, 2018 and December 31, 2017, the Company had outstanding surety bonds on projects of $732,240 and $535,529, respectively.

Note 10. Commitments and contingencies

Capital Leases
The Company has obligations, exclusive of associated interest, under various capital leases for equipment totaling $20,672 and $20,590 at June 30, 2018 and December 31, 2017, respectively. Gross property under this capitalized lease agreement at June 30, 2018 and December 31, 2017, totaled $29,713 and $27,005, less accumulated depreciation of $5,584 and $2,817, respectively, for net balances of $24,129 and $24,188, respectively. Depreciation of assets held under the capital leases is included in cost of revenue on the Consolidated Statements of Operations.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 13 - Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms totaled approximately $496 and $427 for the three months ended June 30, 2018 and 2017, respectively and $989 and $807 for the six months ended June 30, 2018 and 2017, respectively.
Deferred Compensation
The Company has two deferred compensation plans. The first plan is a supplemental executive retirement plan established in 1993 that covers four specific employees or former employees, whose deferred compensation is determined by the number of service years. Payment of the benefits is to be made for 20 years after employment ends. Two former employees are currently receiving benefits, and two participants are still employees of the Company. The present value of the liability is estimated using the early retirement method. Of the two current employees, one has reached the full benefit level and the other will reach the full benefit level in 2018. Annual payments under this plan for 2018 will be $93. Maximum aggregate payments per year if all participants were retired would be $255. As of June 30, 2018 and December 31, 2017, the Company has a long-term liability of $3,186 and $3,356, respectively, for the supplemental executive retirement plan.
The Company offers a non-qualified deferred compensation plan which is made up of an executive excess plan and an incentive bonus plan. This plan was designed and implemented to enhance employee savings and retirement accumulation on a tax-advantaged basis, beyond the limits of traditional qualified retirement plans. This plan allows employees to: (1) defer annual compensation from multiple sources; (2) create wealth through tax-deferred investments; (3) save and invest on a pretax basis to meet accumulation and retirement planning needs; and (4) utilize a diverse choice of investment options to maximize returns. Executive awards are expensed when vested. Project Management Incentive Payments and incentive payments are expensed when awarded as they are earned through the course of the performance of the project to which they are related. Other payments are expensed when vested as they are considered to be earned by retention. Unrecognized compensation expense for the non-qualified deferred compensation plan at June 30, 2018 and June 30, 2017, was $1,797 and $1,538, respectively. As of June 30, 2018, and December 31, 2017, the Company had a long-term liability of $2,077 and $1,674, respectively, for deferred compensation to certain current and former employees.

Note 11. Concentrations

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %				Accounts Receivable %
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30, 2018	December 31, 2017
	2018	2017	2018	2017

Interstate Power and Light Company	20.7%	*	20.9%	*	26.9%	*
Upstream Wind Energy, LLC	12.5%	*	10.7%	*	*	*
EDP Renewables	10.7%	*	*	*	10.4%	*
Stella Wind Farm, LLC	13.2%	*	12.1%	*	13.8%	*
Trishe Wind Ohio, LLC	*	*	11.9%	*	*	17.0%
Thunder Ranch Wind Project, LLC	*	34.7%	*	23.4%	*	15.0%
Twin Forks Wind Farm, LLC	*	22.1%	*	17.5%	*	*
Quilt Block Wind Farm, LLC	*	15.2%	*	10.2%	*	*
Bruenning's Breeze Wind Farm, LLC	*	*	*	16.3%	*	*
Cimmarron Bend II Wind Project, LLC	*	*	*	13.0%	*	*
EDF Renewable Development, Inc.	*	*	*	*	*	11.0%
* Amount was not above 10% threshold

Note 12. Income taxes

The Company’s statutory federal tax rate is 21.00% and 34.00% for the periods ended June 30, 2018 and 2017, respectively. State tax rates for the same period vary among states and range from approximately 5.50% to 12.00%. A small number of states do not impose an income tax.

The effective tax rates for the three month period ended June 30, 2018 and 2017 were 19.33% and 35.99%, respectively. The effective tax rates for the six month period ended June 30, 2018 and 2017 were 15.78% and 35.78%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate for the three and six months ended June 30, 2018, primarily results from current state taxes, offset by a portion of non-deductible transaction costs. There were no changes in uncertain tax positions during the periods ended June 30, 2018 and 2017.

Note 13. Related party transactions

Credit Support Fees

The Company had debt facilities and other obligations under surety bonds and stand-by letters of credit under the old credit facility that were guaranteed by Oaktree. The Company paid a fee for those guarantees based on the total amount outstanding. For the three months ended June 30, 2018 and 2017, the Company expense related to these fees was $0 and $430, respectively. For the six months ended June 30, 2018 and 2017, the Company expense related to these fees was $231 and $855, respectively.

Clinton Lease Agreement

On October 20, 2017, the Company enacted a plan to restructure the ownership of a building and land which resulted in the transfer of ownership of such building and land from its consolidated subsidiary, WCI, to Clinton RE Holdings, LLC (Cayman) (“Cayman Holdings”), a directly owned subsidiary of the Seller. The lease has been classified as an operating lease with monthly payments for twenty years through 2038. The Company's rent expense related to the lease during the three and six months ended June 30, 2018 was $153 and $306, respectively.

Note 14. Subsequent event

Purchase and Sale Agreement

On August 9, 2018, the Company announced that its indirect, wholly-owned subsidiary, IEA Services, has entered into a Purchase and Sale Agreement, dated August 9, 2018 (the “Agreement”), with Consolidated Construction Solutions I LLC (“CCS I”) and Consolidated Construction Investment Holdings LLC (“Seller”), providing for the acquisition by IEA Services of all of the issued and outstanding limited liability company interests of CCS I from Seller (the “Acquisition”). Included as wholly-owned subsidiaries of CCS I are SAIIA and the ACC Companies. This acquisition provides the Company with a strong and established presence in the environmental and industrial engineering markets, enhanced civil construction capabilities and an expanded domestic footprint.

Pursuant to the terms of the Agreement, IEA Services will acquire CCS I for $145.0 million in cash, subject to customary adjustments for cash, debt, transaction expenses and normalized working capital. The Company intends to fund the Acquisition and the related fees and expenses with a combination of cash on hand and new financing (such financing, the “Financing”). Concurrently with the execution of the Agreement, the Company entered into the Commitment Letter (as described in more detail below) that together with cash on hand, the Company believes are sufficient to cover the purchase price plus the related fees and expenses. Pursuant to the Agreement, the Company has agreed to customary covenants to obtain the Financing, and CCS I has agreed to provide reasonable cooperation with the Company in the Company’s efforts to obtain the Financing. There is no financing condition to the consummation of the Acquisition.

The Agreement contains customary representations, warranties and closing conditions (including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended).

The transaction is expected to close late in the third quarter of 2018.

New Debt Facility

Concurrently with the signing of the Agreement, IEA Services entered into a debt commitment letter (the” Commitment Letter”), dated August 9, 2018, with Jefferies Finance LLC for a $325.0 million senior secured credit facility (the “Credit Facilities”). The Credit Facilities include a $200.0 million senior secured first lien term loan facility (the “Initial Term Loan Facility”) that will be borrowed on the closing date of the acquisition to pay the acquisition consideration, pay transaction costs and repay borrowings under IEA’s existing credit facility and certain indebtedness of SAIIA and the ACC Companies. There is currently $2.0 million of capitalized debt issuance costs related to IEA's existing credit facility which may be subject to write-off as a loss on the extinguishment of debt. The Credit Facilities also include a $50.0 million asset-based revolving line of credit (the “ABL Facility”). After the closing date, availability will be subject to customary borrowing base calculations. The Credit Facilities also include a $75.0 million delayed draw term loan facility, which is available for a period of three months following the closing date, subject to meeting certain conditions, including compliance with a pro forma first lien leverage ratio (the “Delayed Draw Facility”). The Commitment Letter and the commitments contemplated thereby will terminate five business days after the End Date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our MD&A is provided in addition to the accompanying Condensed Consolidated Financial Statements and footnotes to assist readers in understanding IEA’s results of operations, financial condition and cash flows. Statements in this Quarterly Report on Form 10-Q that are not historical statements, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on information available as of the date hereof and our management's current expectations forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to maintain the listing of our common stock on Nasdaq; consumer demand; our ability to grow and manage growth profitably; our ability to identify, finance and integrate acquired businesses; the possibility that we may be adversely affected by economic, business, and/or competitive factors; market conditions, technological developments, regulatory changes or other governmental policy uncertainty that affects us or our customers; our ability to manage projects effectively and in accordance with management estimates, as well as the ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects; the effect on demand for our services and changes in the amount of capital expenditures by customers due to, among other things, economic conditions, commodity price fluctuations, the availability and cost of financing, and customer consolidation; the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate; the ability of customers to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice; customer disputes related to the performance of services; disputes with, or failures of, subcontractors to deliver agreed-upon supplies or services in a timely fashion; our ability to replace non-recurring projects with new projects; the impact of U.S. federal, local, state, foreign or tax legislation and other regulations affecting the renewable energy industry and related projects and expenditures; the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements; fluctuations in maintenance, materials, labor and other costs; and our beliefs regarding the state of the renewable wind energy market generally. For a description of some of the risks and uncertainties which could cause actual results to differ from our forward-looking statements please refer to this and our other filings with the U.S. Securities & Exchange Commission, and in particular the discussions regarding risks therein. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Throughout this section, unless otherwise noted “IEA,” “Company,” “we,” “us,” and “our” refer to Infrastructure and Energy Alternatives, Inc. and its consolidated subsidiaries. Certain amounts in this section may not foot due to rounding.

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

Overview

We are a leading U.S. provider of infrastructure solutions for the renewable energy, traditional power and civil infrastructure industries. Currently, we are primarily focused on the wind energy industry, where we specialize in providing complete engineering, procurement and construction (‘‘EPC’’) services throughout the U.S. We are one of three Tier 1 providers in the wind energy industry and have completed more than 200 wind and solar projects in 35 states. The services we provide include the design, site development, construction, installation and restoration of infrastructure. As of June 30, 2018, we believe that we are one of the top in U.S. market share among EPCs for wind. We believe we have the ability to continue to grow our wind energy industry business as the industry grows and that we are well-positioned to leverage our expertise and relationships to provide infrastructure solutions in other areas, including the solar energy industry, the traditional power generation industry and civil infrastructure.

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

On March 26, 2018, we consummated a merger pursuant to that certain Agreement and Plan of Merger, dated November 3, 2017, as amended by Amendment No. 1 thereto, dated November 15, 2017, Amendment No. 2 thereto, dated December 27, 2017, Amendment No. 3 thereto, dated January 9, 2018, Amendment No. 4 thereto, dated February 7, 2018, and Amendment No. 5 thereto, dated March 9, 2018, by and among the Company, IEA Energy Services LLC, a Delaware limited liability company, Wind Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Wind Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, Infrastructure and Energy Alternatives, LLC, a Delaware limited liability company, Oaktree Power Opportunities Fund III Delaware, L.P., a Delaware limited partnership, solely in its capacity as the Seller’s representative and, solely for purposes of certain sections therein, M III Sponsor I LLC, a Delaware limited liability company, and M III Sponsor I LP, a Delaware limited partnership, which provided for, among other things, the merger of Merger Sub I with and into IEA Services with IEA Services surviving such merger and, immediately thereafter, merging with and into Merger Sub II with Merger Sub II surviving such merger as an indirect, wholly-owned subsidiary of the Company and, the issuances in connection therewith of shares of the Company’s common stock, par value $0.0001 per share, and shares of the Company’s Series A preferred stock, par value $0.0001 per share. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information on the Merger.

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
Estimated backlog represents the amount of revenue we expect to realize through 2020 from the uncompleted portions of existing construction contracts, including new contracts under which work has not begun and awarded contracts for which the definitive project documentation is being prepared, as well as revenue from change orders and renewal options. Estimated backlog for work under fixed price contracts and cost-reimbursable contracts is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Cost-reimbursable contracts are included in backlog based on the estimated total contract price upon completion. We expect to realize approximately 44.5% of our current estimated backlog during 2018, and 55.5% during 2019 and 2020.
As of June 30, 2018, our total backlog was approximately $1.0 billion, representing an increase of $614.0 million, or 176.4%, from $348.0 million as of June 30, 2017. Based on historical trends in the Company’s backlog, we believe awarded contracts to be firm and that the revenue for such contracts will be recognized over the life of the project. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
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

Revenue Recognition for Percentage-of-Completion Projects

Revenue from fixed-price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. We recognize revenue from these contracts using the percentage-of-completion method. Under this method, the percentage of revenue to be recognized for a given project is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract.

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

For an approved change order which can be reliably estimated, the anticipated revenues and costs associated with the change order are added to the total contract value and total estimated costs of the project, respectively. When costs are incurred for a) an unapproved change order which is likely to be approved or b) an approved change order which cannot be reliably estimated, the total anticipated costs of the change order are added to both the total contract value and total estimated costs for the project. Once a change order becomes approved and reliably estimable any margin related to the change order is added to the total contract value of the project.

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2018		2017

Revenue	$174,073	100.0%	$106,042	100.0%
Cost of revenue	157,274	90.3%	91,838	86.6%
Gross profit	16,799	9.7%	14,204	13.4%
Selling, general and administrative expenses	9,198	5.3%	8,395	7.9%
Income from operations	7,601	4.4%	5,809	5.5%
Interest expense, net	(1,530)	(0.9)%	(352)	(0.3)%
Other income	22	—%	148	0.1%
Income from continuing operations before income taxes	6,093	3.5%	5,605	5.3%
Provision for income taxes	(1,178)	(0.7)%	(2,017)	(1.9)%
Net income	$4,915	2.8%	$3,588	3.4%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in this report.

Revenue    . Revenue increased 64.2% or $68.0 million in the second quarter of 2018, compared to the same period in 2017. The increase in revenue is primarily due to the overall strength of the renewable energy project sector and, to a lesser extent a number of renewable energy project starts in the quarter that had been previously postponed due to uncertainty related to federal tax credits.

Cost of revenue. Cost of revenue increased 71.3% or $65.4 million in the second quarter of 2018, compared to the same period in 2017, primarily due to the larger volume of business in the quarter and, to a lesser extent, inefficiencies caused by work stoppages as a result of unusually severe weather conditions in certain portions of the Midwest and South West regions of the country.

Gross profit. Gross profit increased 18.3% or $2.6 million in the second quarter of 2018, compared to the same period in 2017. The increase in gross profit was primarily driven by the higher revenues, partially offset by a larger increase in costs. As a percentage of revenue, gross profit declined and totaled 9.7% in the quarter, as compared to 13.4% in the prior-year period. The decrease in margin was primarily due to a higher number of projects in the early phase of construction (traditionally as projects near completion execution risks diminishes, resulting in higher margins) and work stoppages due to extreme weather described above. To a lesser extent, the decrease in margin also reflected early signs of labor and other cost inflation due to increasingly robust construction markets across the country during the second quarter. In addition, gross profit continued to be negatively impacted due to the previously disclosed customer dispute, both due to unbilled revenue and costs associated with the project, resulting in a negative impact of approximately $3.4 million for the three months ended June 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.6% or $0.8 million in the second quarter of 2018, compared to the same period in 2017. Selling, general and administrative expenses were 5.3% of revenue in the second quarter of 2018, compared to 7.9% in the same period in 2017. The increase in selling, general and administrative expenses was primarily driven by transaction expenses of $0.8 million related to the Merger, coupled with $0.5 million related to acquisition activities, partially offset by a decrease of $0.4 million in credit support fees.

Interest expense, net. Interest expense, net increased 334.7% or $1.2 million in the second quarter of 2018, compared to the same period in 2017. This increase was primarily driven by the increased borrowings under our lines of credit and term loan in the second quarter of 2018.

Other income. Other income decreased 85.1% or $0.1 million in the second quarter of 2018, compared to the same period in 2017. The decrease in other income compared to the prior year period was primarily the result of a decrease in the gain on sale of assets.

Provision for income taxes. Income tax expense decreased 41.6% or $0.8 million to an expense of $1.2 million in the second quarter of 2018 compared to an expense of $2.0 million for the same period in 2017. The effective tax rates for the period ended June 30, 2018 and 2017 were 19.33% and 35.99%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent adjustments and current state taxes. There were no changes in uncertain tax positions during the periods ended June 30, 2018 and 2017.

Six Months Ended June 30, 2018 and 2017

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2018		2017

Revenue	$224,208	100.0%	$158,298	100.0%
Cost of revenue	210,494	93.9%	136,030	85.9%
Gross profit	13,714	6.1%	22,268	14.1%
Selling, general and administrative expenses	26,158	11.7%	14,462	9.1%
Income (loss) from operations	(12,444)	(5.6)%	7,806	4.9%
Interest expense, net	(2,381)	(1.1)%	(714)	(0.5)%
Other income	11	—%	660	0.4%
Income (loss) from continuing operations before income taxes	(14,814)	(6.6)%	7,752	4.9%
Benefit (provision) for income taxes	2,337	1.0%	(2,774)	(1.8)%
Net income (loss)	$(12,477)	(5.6)%	$4,978	3.1%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in this report.

Revenue    . Revenue increased 41.6% or $65.9 million in the first six months of 2018, compared to the same period in 2017.
The increase in revenue is primarily due to the overall strength of the renewable energy project sector and, to a lesser extent a number of renewable energy project starts in the quarter that had been previously postponed due to uncertainty related to federal tax credits.

Cost of revenue. Cost of revenue increased 54.7% or $74.5 million in the first six months of 2018, compared to the same period in 2017, primarily due to the larger volume of business in the quarter and, to a lesser extent, inefficiencies caused by work stoppages as a result of unusually severe weather conditions in certain portions of the Midwest and South West regions of the country.

Gross profit. Gross profit decreased 38.4% or $8.6 million in the first six months of 2018, compared to the same period in 2017. The decrease in 2018 gross profit was driven by an increase in cost of revenue as a percentage of revenue. The gross profit margin decreased by 8.0%, primarily due to a higher number of projects in the early phase of construction (traditionally as projects near completion execution risks diminishes, resulting in higher margins) and work stoppages due to extreme weather described above. To a lesser extent, the decrease in margin also reflected early signs of labor and other cost inflation due to increasingly robust construction markets across the country during the second quarter. In addition, gross profit continued to be negatively impacted due to the previously disclosed customer dispute, both due to unbilled revenue and costs associated with the project, resulting in a negative impact of approximately $8.5 million for the six months ended June 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 80.9% or $11.7 million in the first six months of 2018, compared to the same period in 2017. Selling, general and administrative expenses were 11.7% of revenue in the first six months of 2018, compared to 9.1% in the same period in 2017. The increase in selling, general and administrative expenses was primarily driven by transaction expenses of $8.4 million related to the Merger, coupled with $3.0 million related to incremental personnel and other costs to support revenue opportunities that are expected during the remainder of 2018 and thereafter, partially offset by a decrease in credit support fees of $0.6 million.

Interest expense, net. Interest expense, net increased 233.5% or $1.7 million in the first six months of 2018, compared to the same period in 2017. This increase was primarily driven by the increased borrowings under our lines of credit and the term loan in 2018.

Other income. Other income decreased 98.3% or $0.6 million in the first six months of 2018, compared to the same period in 2017. The decrease in other income compared to the prior year period was primarily the result of a decrease in the gain on sale of assets.

Benefit (provision) for income taxes. Income tax expense decreased 184.2% or $5.1 million from an expense of $2.8 million in the first six months of 2017 compared to a benefit of $2.3 million in the same period in 2018. The effective tax rates for the first six months of 2018 and 2017 were 15.78% and 35.78%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent adjustments and current state taxes. There were no changes in uncertain tax positions during the periods ended June 30, 2018 and 2017.

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

Capital Expenditures

For the six months ended June 30, 2018, we incurred $2.7 million in equipment purchases under capital lease and an additional $1.5 million in cash purchases. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2018 and 2019. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

Generally, we receive 5% to 10% cash payments from our customers upon the inception of the projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2018, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $66.2 million as of June 30, 2018 from $61.0 million as of December 31, 2017, due primarily to higher levels of revenue, timing of project activity, and collection of billings to customers.

Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (generally, from 5% to 10%) until the job is completed. As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. Our agreements with subcontractors often contain a ‘‘pay-if-paid’’ provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Sources and Uses of Cash

Sources and uses of cash are summarized below:

	Six Months Ended June 30,
(in thousands)	2018	2017

Net cash provided by (used in) operating activities	28,161	(14,782)
Net cash used in investing activities	(1,595)	(1,528)
Net cash used in financing activities	(7,650)	(489)

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2018 was $28.2 million, as compared to net cash used in operating activities of $14.8 million over the same period in 2017. The increase in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change is primarily attributable to $82.3 million less cash paid for accounts payable, coupled with $23.2 million less cash paid for billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by a decrease in net income of $17.5 million and $37.4 million less cash collected from accounts receivable.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018 was $1.6 million, as compared to $1.5 million over the same period in 2017.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2018 was $7.7 million, as compared to $0.5 million over the same period in 2017. The change of $7.2 million is primarily attributable to a $25.8 million use of cash in connection with the Merger, coupled with an increase in capital lease payments of $2.1 million, partially offset by net proceeds from debt of $21.3 million in 2018.

Old Credit Facility

In connection with the closing of the Merger, all outstanding indebtedness under our old credit facility was repaid or refinanced using proceeds from the new credit facility described below and the old credit facility was terminated.

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

Debt Covenants

The Company is in compliance with all debt covenants as of June 30, 2018.

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

IEA and our subsidiaries are subject to negative covenants including restrictions (subject to certain exceptions) on (i) liens; (ii) indebtedness, (including guarantees and other contingent obligations) (provided that the loan documents permit, among other items, indebtedness under the incremental facilities); (iii) investments (including loans, advances and acquisitions); (iv) mergers and other fundamental changes; (v) sales and other dispositions of property or assets; (vi) payments of dividends and other distributions and share repurchases (provided, that the loan documents permit) (x) distributions to IEA or any of our subsidiaries, (y) tax distributions and (z) certain other distributions by IEA (including distributions for customary public company expenses and distributions for payments on preferred equity of the post-combination company subject to terms and conditions set forth in the loan documentation); (vii) changes in the nature of the business; (viii) transactions with affiliates; (ix) burdensome agreements; (x) use of proceeds; (xi) capital expenditures, provided that (A) unfinanced capital expenditures are permitted in an aggregate amount up to $20.0 million per annum and (B) unlimited financed capital expenditures, subject to pro forma compliance with the company’s financial covenants; (xii) amendments of organizational documents; (xiii) changes in accounting policies, reporting practices, fiscal year, legal name, state of formation or form of entity; (xiv) sale and lease-back transactions; (xv) payment of credit support, advisory and similar fees to affiliates; (xvi) ownership of subsidiaries; (xvii) sanctions and (xviii) use of proceeds in violation of anti-corruption laws.

Letters of Credit and Surety Bonds
In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2018, and December 31, 2017, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $6,179 and $5,934, respectively, related to projects. In addition, as of June 30, 2018 and December 31, 2017, the Company had outstanding surety bonds on projects of $732,240 and $535,529, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of June 30, 2018.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Debt (1)	57,160	3,360	53,800	—	—
Capital leases (2)	23,123	7,905	15,176	42	—
Operating leases (3)	17,336	1,881	2,513	2,170	10,773
Total	$97,619	$13,146	$71,489	$2,212	$10,773

(1)
IEA entered into the new credit facility upon the Closing of the Merger. The new credit facility provides for aggregate revolving borrowings of up to $50.0 million and a $50.0 million delayed-draw term loan facility, each maturing on the third anniversary of the Closing Date.

(2)
IEA has obligations, exclusive of associated interest, under various capital leases for equipment totaling $20.7 million at June 30, 2018. The gross property under these capitalized lease agreement at June 30, 2018, amounted to a net total of $24.1 million.

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

Interest Rate Risk

Borrowings under the new credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding balance on the new credit facility as of June 30, 2018 was $57.2 million and there was $33.7 million outstanding on the old credit facility as of December 31, 2017. As of June 30, 2018, we had no derivative financial instruments to manage interest rate risk. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $0.6 million.

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

As of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2017 and continued through June 30, 2018, we had four material weaknesses:

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

Remediation Plan
We continue to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. With the closing of the Merger on March 26, 2018, our Board of Directors and management have prioritized developing and implementing a remediation plan, taking the necessary actions to address the root causes that contributed to the material weaknesses identified and establishing and maintaining effective internal controls over financial reporting. Subsequent to the Merger, our Board implemented several actions, including:

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

Changes in Internal Control over Financial Reporting

Other than changes described under Remediation Plan above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company.

Part II. Other Information
Item 1A. Risk Factors

At June 30, 2018, there have been no other material changes from the risk factors previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on March 29, 2018, which is accessible on the SEC's website at www.sec.gov.

Item 6. Exhibits

(a)    Exhibits.

Exhibit Number	Description
10.1
First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 6, 2018, by and between the Company and IEA LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018)

10.2
Amended and Restated Founder Shares Amendment Agreement, dated as of June 6, 2018, by and among the Company, Sponsor I LLC, Sponsor I LP, IEA LLC and Messrs. Hood and Marber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018)

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

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

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: August 9, 2018	By:	/s/ JP Roehm
Name: JP Roehm
Title: Chief Executive Officer

Dated: August 9, 2018	By:	/s/ Andrew D. Layman
Name: Andrew D. Layman
Title: Chief Financial Officer