Form 10-Q
period 2018-09-30
Infrastructure & Energy Alternatives, Inc.
filed 2018-11-08
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Number of shares of Common Stock outstanding as of the close of business on November 8, 2018: 21,577,650.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	35,611	4,877
Accounts receivable, net of allowances of $216 and $216, respectively	198,330	60,981
Costs and estimated earnings in excess of billings on uncompleted contracts	74,155	18,613
Prepaid expenses and other current assets	4,209	862
Total current assets	312,305	85,333

Property, plant and equipment, net	104,060	30,905
Goodwill	26,701	3,020
Intangibles	34,865	—
Company-owned life insurance	4,406	4,250
Other assets	967	115
Deferred income taxes - long term	2,582	3,080
Total assets	$485,886	$126,703

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	227,406	70,030
Billings in excess of costs and estimated earnings on uncompleted contracts	40,989	7,398
Current portion of capital lease obligations	9,492	4,691
Term loan - short-term	4,416	—
Line of credit - short-term	—	33,674
Total current liabilities	282,303	115,793

Capital lease obligations, net of current maturities	20,072	15,899
Long-term debt	220,613	—
Deferred compensation	6,046	5,030
Contingent consideration	69,373	—
Total liabilities	$598,407	$136,722

Commitments and contingencies:

Preferred stock, par value, $0.0001 per share; 1,000,000 shares authorized; 34,965 shares and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	34,965	—

Stockholders' equity (deficit)
Common stock, par value, $0.0001 per share; 100,000,000 shares authorized; 21,577,650 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid in capital	500	—
Retained earnings (deficit)	(147,988)	(10,021)
Total stockholders' equity (deficit)	(112,521)	(10,019)
Total liabilities and stockholders' equity (deficit)	$485,886	$126,703
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Condensed Consolidated Statement of Operations
($ in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$279,279	$177,830	$503,487	$336,128
Cost of revenue	252,271	153,526	462,765	289,556
Gross profit	27,008	24,304	40,722	46,572

Selling, general and administrative expenses	16,964	9,491	43,122	23,953
Income (loss) from operations	10,044	14,813	(2,400)	22,619

Other income (expense), net:
Interest expense, net	(1,579)	(690)	(3,960)	(1,404)
Other income (expense)	(1,859)	386	(1,848)	1,046
Income (loss) before benefit (provision) for income taxes	6,606	14,509	(8,208)	22,261

Benefit (provision) for income taxes	(870)	(5,354)	1,467	(8,128)

Net income (loss)	$5,736	$9,155	$(6,741)	$14,133

Net income (loss) per common share - basic	0.24	0.42	(0.36)	0.65
Net income (loss) per common share - diluted	0.17	0.42	(0.36)	0.65
Weighted average shares - basic	21,577,650	21,577,650	21,577,650	21,577,650
Weighted average shares - diluted	34,100,088	21,577,650	21,577,650	21,577,650

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(6,741)	$14,133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,591	3,534
Amortization of deferred financing charges	357	—
Stock compensation expense	500	40
(Gain) Loss on sale of equipment	28	(1,219)
Deferred compensation	313	(234)
Deferred income taxes	(577)	4,344
Change in operating assets and liabilities:
Accounts receivable	(72,895)	(11,874)
Costs and estimated earnings in excess of billings on uncompleted contracts	(46,030)	3,654
Prepaid expenses and other assets	(1,489)	165
Accounts payable and accrued liabilities	131,682	(248)
Billings in excess of costs and estimated earnings on uncompleted contracts	19,896	(10,024)
Net cash provided by (used in) operating activities	31,635	2,271

Cash flow from investing activities:
Company-owned life insurance	(156)	(1,545)
Purchases of property, plant and equipment	(2,445)	(2,331)
Proceeds from sale of property, plant and equipment	40	352
Acquisition of business, net of cash acquired	(106,579)	—
Net cash used in investing activities	(109,140)	(3,524)

Cash flows from financing activities:
Proceeds from debt and line of credit	381,272	—
Payments on debt and line of credit	(139,501)	—
Payments on line of credit - short term	(38,447)	—
Extinguishment of debt	(51,762)	—
Debt issuance costs	(12,675)	—
Payments on capital lease obligations	(4,284)	(855)
Preferred dividends	(548)	—
Recapitalization transaction	(25,816)	—
Net cash used in financing activities	108,239	(855)

Net change in cash and cash equivalents	30,734	(2,108)

Cash and cash equivalents, beginning of the period	4,877	21,607

Cash and cash equivalents, end of the period	$35,611	$19,499

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$3,622	$1,424
Cash paid for income taxes	$649	$3,049
Acquisition of assets/liabilities through capital lease	$12,133	$21,947
Merger-related contingent consideration	$69,373	$—
Issuance of common shares	$90,282	$—
Issuance of preferred shares	$34,965	$—
Preferred dividends declared	$524	$—
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
In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 and notes thereto included in Exhibit 99.4 to the Company's Form 8-K filed on March 29, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IEA and its wholly-owned direct and indirect domestic and foreign subsidiaries: IEA Intermediate Holdco, LLC (“Holdings”), IEA Energy Services, LLC ("IEA Services"), IEA Management Services, Inc., IEA Constructors, Inc. (f/k/a IEA Renewable, Inc.), White Construction, Inc. (“White”), White Electrical Constructors, Inc., and IEA Equipment Management, Inc., White’s wholly-owned subsidiary H.B. White Canada Corp. and from their date of acquisition, Consolidated Construction Solutions I LLC (“CCS”), American Civil Constructors LLC (“ACC Companies”) and Saiia LLC (“Saiia”). The Company operates in one reportable segment, providing EPC services.

On March 26, 2018 (the "Closing Date"), we consummated a merger (the "Merger") pursuant to that certain Agreement and Plan of Merger, dated November 3, 2017 (as amended, the "Merger Agreement"), by and among the Company, IEA Services, Wind Merger Sub I, Inc. ("Merger Sub I"), a Delaware corporation and a wholly-owned subsidiary of the Company, Wind Merger Sub II, LLC ("Merger Sub II"), a Delaware limited liability company and a wholly-owned subsidiary of the Company, Infrastructure and Energy Alternatives, LLC, a Delaware limited liability company ("Seller"), and other parties thereto, which provided for, among other things, the merger of Merger Sub I with and into IEA Services with IEA Services surviving such merger and, immediately thereafter, merging with and into Merger Sub II with Merger Sub II surviving such merger as an indirect, wholly-owned subsidiary of the Company. Following the Merger we changed our name from M III Acquisition Corporation to Infrastructure and Energy Alternatives, Inc. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information about the Merger.

On September 25, 2018, we completed our acquisition of CCS and its subsidiaries for total purchase consideration of approximately $106.6 million. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information about the acquisition.

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

Revenue derived from projects billed on a fixed-price basis totaled 99.8% and 97.4% of consolidated revenue from operations for the three months ended September 30, 2018 and 2017, respectively, and totaled 97.4% and 98.3% for the nine months ended September 30, 2018 and 2017, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis, also accounted for under the percentage of completion method totaled 0.2% and 2.6% of consolidated revenue from operations for the three months ended September 30, 2018 and 2017, respectively, and totaled 2.6% and 1.7% for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018 and 2017, the Company had revenue related to unapproved change orders which totaled approximately $60,039 and $20,530, respectively. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within a year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.

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

Note 3. Merger and Acquisition

Merger and Recapitalization

The Merger, as described in Note 1, has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. As such, IEA Services is treated as the continuing company and M III is treated as the ‘‘acquired’’ company for financial reporting purposes. This determination was primarily based on IEA Services’ operations comprising substantially all of the ongoing operations of the post-combination company, M III directors not constituting a majority of the Board of Directors of the post-combination company, IEA Services’ senior management comprising substantially all of the senior management of the post-combination company and the Seller holding a 48.3% voting interest in the Company, while no single M III shareholder holds more than a 20% voting interest. Accordingly, for accounting purposes, the Merger is treated as the equivalent of IEA Services issuing stock for the net assets of M III, accompanied by a recapitalization. The net assets of M III are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are the historical operations of IEA Services.

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

The Company's Profits Interest Unit Incentive Plan (the "Plan") was terminated as a part of the Merger.

Acquisition

On September 25, 2018 (the acquisition date), we acquired CCS, a provider of environmental and industrial engineering services, for $106.6 million in cash. The acquisition is being accounted for as a business combination in accordance with ASC 805 Business Combinations.

The wholly-owned subsidiaries of CCS, Saiia and the ACC Companies, generally enter into long-term contracts with both government and non-government customers to provide engineering, procurement and construction services for environmental, heavy-civil and mining projects. We believe our acquisition of Saiia and the ACC Companies will provide IEA with a strong and established presence in the environmental and industrial engineering markets, enhanced civil construction capabilities and an expanded domestic geographic footprint.

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date at fair value. The estimated values are not yet finalized (see below) and are subject to potentially significant changes. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

Preliminary identifiable assets acquired and liabilities assumed (in thousands)
Cash	$—
Accounts Receivable	58,041
Costs and estimated earnings in excess of billings on uncompleted contracts	9,512
Other current assets	1,813
Property, plant and equipment	65,033
Intangible assets:
Customer relationships	21,000
Backlog	5,250
Tradename	8,750
Deferred income taxes	(1,076)
Other non-current assets	964
Accounts payable and accrued liabilities	(25,219)
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,694)
Debt, net of cash acquired	(39,464)
Capital lease obligations	(1,124)
Other liabilities	(6,888)
Total identifiable assets	82,898
Goodwill	23,681
Total purchase consideration	$106,579

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

Specifically, the goodwill recorded as part of the acquisition of CCS is related to the expected specific synergies and other benefits that we believe will result from combining the operations of CSS with the operations of IEA. Goodwill is not amortized and goodwill related to the acquisition of CCS is related to our single reportable segment.
Impact of Acquisition:

The results of CCS have been included in the results of the Company's financial statements for the period September 25, 2018, the acquisition date, to September 30, 2018, CCS contributed revenue of $5.6 million and no impact on net income.

Acquisition related costs were $4.1 million and $4.8 million for the three and nine months ended September 30, 2018, respectively, related to the acquisition of CCS and are included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Such costs primarily consisted of professional services and adviser fees.

The following table provides the supplemental unaudited pro forma total revenue and net income of the combined entity had the acquisition date of CCS been the first day of our fiscal 2017:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Total revenue	361,008	264,817	724,236	546,091
Total net income	14,139	12,539	2,804	17,108
Basic and diluted earnings per share:
Basic earnings per share	0.63	0.58	0.08	0.79
Diluted earnings per share	0.41	0.58	0.08	0.79

The amounts in the supplemental pro forma results apply our accounting policies and reflect adjustments for transaction costs and additional depreciation and amortization that would have been charged assuming the same fair value adjustments to property and equipment and acquired intangibles had been applied on the first day of our fiscal 2017. Accordingly, these pro forma results have been prepared for comparative purposes only and are not intended to be indicative of results of operations that would have occurred had the acquisition actually occurred in the prior year period or indicative of the results of operations for any future period.

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

Whether the Company has net income or net loss from operations determines whether potential issuances of Common Stock are included in the diluted EPS computation or whether they would be anti-dilutive. As a result, if there is a loss from operations, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS.

The calculations of basic and diluted EPS, are as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	5,736	9,155	(6,741)	14,133
Convertible Preferred Share dividends	(524)	—	(1,072)	—
Numerator for basic earnings (loss) per share - income (loss) available to common stockholders	5,212	9,155	(7,813)	14,133

Denominator:
Weighted average shares basic	21,577,650	21,577,650	21,577,650	21,577,650

Convertible earn-out shares (see Note 8)	9,000,000	—	—	—
Convertible preferred shares	3,522,438	—	—	—
Weighted average shares diluted	34,100,088	21,577,650	21,577,650	21,577,650

Anti-dilutive:
Convertible earn-out shares (see Note 8)	—	—	9,000,000	—
Convertible preferred shares	—	—	2,832,765	—

Basic EPS	0.24	0.42	(0.36)	0.65
Diluted EPS	0.17	0.42	(0.36)	0.65

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

At the closing of the Merger, 34,965 shares of Series A Preferred Stock were issued to Seller with an initial stated value of $1,000 per share, for total consideration of $34,965,000. Dividends on each share of Series A Preferred Stock shall accrue at a rate of 6% per annum during the period from the closing date until the 18-month anniversary of the closing date and 10% per annum thereafter, with such dividends payable quarterly in cash. These shares are convertible to common shares under certain circumstances and have been included above in the dilutive calculation. As of September 30, 2018, the Board declared $1,072 in dividends to Holders of Series A Preferred Stock.

Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were outstanding at September 30, 2018 but are not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Common Stock during the period.

Stock Compensation

In March 2018, we adopted the 2018 IEA Omnibus Equity Incentive Plan (“Equity Plan”). On September 14, 2018 our Board of Directors granted 388,924 Restricted Stock Units (“Units”) and 741,614 Stock Option Awards ("Options") to executives and management under the Equity Plan. The grants were documented in RSU and Option Award Agreements, which provide for a vesting schedule and require continuing employment. The Units and Options are subject to earlier acceleration, termination, cancellation or forfeiture as provided in the underlying Award Agreement.

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the Units was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the Units is being amortized using the straight-line method over the service period. We recognized $0.5 million in compensation expense for the each of the three months and nine months ended September 30, 2018.

Note 5. Accounts receivable, net of allowance

The following table provides details of accounts receivable, net of allowance as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Contract receivables	$152,958	$44,696
Contract retainage	45,588	16,501
Accounts receivable, gross	198,546	61,197
Less: allowance for doubtful accounts	(216)	(216)
Accounts receivable, net	$198,330	$60,981

Included in contract receivables as of September 30, 2018, is an unapproved change order of approximately $9.0 million for which the Company is pursuing settlement through dispute resolution.

Activity in the allowance for doubtful accounts for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Allowance for doubtful accounts at beginning of period	$216	$135	$216	$135
Plus: (reduction in) provision for allowances	—	—	—	—
Less: write-offs, net of recoveries	—	—	—	—
Allowance for doubtful accounts at period end	$216	$135	$216	$135

Gross profit for the nine months ended September 30, 2018, includes a dispute for approximately $5,600, with a specific customer concerning change orders with respect to one specific project for the nine months ended 2018. The Company believes that the charge reflected in the disputed change orders are properly the obligation of the customer. Nonetheless, the Company elected to settle the dispute and absorb these costs in order to maintain a valuable customer relationship and in exchange for additional project work from that customer.

Note 6. Contracts in progress

Contracts in progress were as follows as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Costs on contracts in progress	$1,432,367	$861,050
Estimated earnings on contracts in progress	174,334	131,997
Revenue on contracts in progress	1,606,701	993,047
Less: billings on contracts in progress	(1,573,535)	(981,832)
Net underbillings	$33,166	$11,215

The above amounts have been included in the accompanying Consolidated Balance Sheets under the following captions (in thousands):

	September 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$74,155	$18,613
Billings in excess of costs and earnings on uncompleted contracts	(40,989)	(7,398)
Net underbillings	$33,166	$11,215

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

	September 30, 2018	December 31, 2017
Gross amount of unresolved change orders and claims	$60,039	$33,479
Valuation allowance	—	—
Net amount of unresolved change orders and claims	$60,039	$33,479

Note 7. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Buildings and leasehold improvements	$1,768	$416
Land	860	—
Construction equipment	120,627	46,404
Office equipment, furniture and fixtures	1,863	1,451
Vehicles	2,293	404
	127,411	48,675
Accumulated depreciation	(23,351)	(17,770)
Property, plant and equipment, net	$104,060	$30,905

Depreciation expense of property, plant and equipment was $2,471 and $1,355 for the three month period ended September 30, 2018 and 2017, respectively, and was $6,388 and $3,444 for the nine months ended September 30, 2018 and 2017, respectively.

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
Liabilities as of September 30, 2018
Contingent consideration	69,373	—	—	69,373

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in thousands):

Beginning Balance, December 31, 2017	$—
Contingent consideration issued during merger	69,373
Ending Balance, September 30, 2018	69,373

Contingent Consideration

Pursuant to the Merger Agreement, the Company shall issue to the Seller up to an additional 9,000,000 common shares in the aggregate, which shall be fully earned if the final 2018 and 2019 adjusted EBITDA targets are achieved. The Company recorded the contingent consideration at fair value as a liability by using a Monte Carlo Simulation with inputs of a risk rate premium, a peer group EBITDA volatility and a stock price volatility. The calculation derived a fair value of the liability based on 9,000,000 common shares. There have been no significant changes to inputs for the three months ended September 30, 2018, and therefore no adjustment was recorded.

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

Note 9. Debt

Debt consists of the following obligations as of:

	September 30, 2018	December 31, 2017

Line of credit - short term	—	33,674
Line of credit - long term	30,500	—
Term loan - short term	4,416	—
Term loan - long term	200,644	—
Total debt	235,560	33,674
Less - Current portion	(4,416)	(33,674)
Less - Debt issuance costs	(10,531)	—
Long-term debt	220,613	—

Old Credit Facility

In conjunction with the completion of the Merger, all amounts outstanding under the Company's then existing credit facility were repaid and the agreement was terminated. The amount of $33.7 million was recorded as line of credit - short term on the Consolidated Balance Sheet as of December 31, 2017.

Merger Credit Facility

In conjunction with the completion of the Merger, IEA Services refinanced its prior credit facility with a new credit facility which provided for aggregate revolving borrowings of up to $50.0 million and a $50.0 million delayed-draw term loan facility, each maturing in March 2021. All amounts outstanding under this facility were repaid and the agreement was terminated upon completion of the acquisition of CCS and a $1.8 million loss on extinguishment was realized primarily due to the write-off of deferred debt issuance costs.

Acquisition Credit Facility

Concurrently with the acquisition of CCS, IEA Services entered into a $325.0 million senior secured credit facility that included the following:

•
$200.0 million senior secured first lien term loan facility (the “ Initial Term Loan Facility”) with a maturity date of September 25, 2024. The Initial Term Loan Facility was drawn in full on the closing date of the acquisition to pay the acquisition consideration, pay transaction costs and repay borrowings under IEA’s previous credit facility and certain indebtedness of Saiia and the ACC Companies.

•
$75.0 million delayed draw term loan facility with a maturity date of September 25, 2024 which is available for a period of three months following the closing date to finance a specified acquisition, subject to meeting certain conditions, including compliance with a pro forma first lien leverage ratio (the “Delayed Draw Term Loan Facility”).

•
$50.0 million asset-based revolving line of credit (the “ABL Facility”) with a maturity date of September 25, 2023. Availability is subject to customary borrowing base calculations. As of September 30, 2018, the Company had $30.5 million outstanding on the ABL Facility. See Note 14. Subsequent events in these Notes to the Condensed Consolidated Financial Statements for information regarding the amendment of the Acquisition Credit Facility.

Interest on the Initial Term Loan Facility and Delayed Draw Term Loan Facility accrues at an interest rate of (x) LIBOR plus a margin of 5.00% or 5.25% or (y) an alternate base rate plus a margin of 4.00% or 4.25%. Interest on the ABL Facility accrues at an interest rate of (x) LIBOR plus a margin of 4.00% or 4.25% or (y) an alternate base rate plus a margin of

3.00% or 3.25%. The applicable margin for all facilities is determined based on a pro forma first lien leverage ratio. The weighted average interest rate on our debt as of September 30, 2018 and December 31, 2017, was 7.46% and 4.50%, respectively.

The Initial Term Loan Facility and Delayed Term Loan Facility are subject to quarterly amortization of principal, commencing on the last day of the first fiscal quarter ending after such draw, in an amount equal to 0.25% of the aggregate principal amount of such loans.

IEA capitalized $10.5 million of debt issuance costs which were incurred to obtain the new financing.

On November 2, 2018, the Company announced that its indirect, a wholly owned, indirect subsidiary IEA Energy Services, completed its previously announced acquisition (the “Acquisition”) of William Charles Construction Group, including Ragnar Benson (“William Charles”), pursuant to the terms of the Equity Purchase Agreement, dated October 12, 2018 (the “Agreement”), by and among IEA, William Charles and the owners thereof.

At closing of the Acquisition, the Company entered into an Amended and Restated Credit Agreement, dated November 2, 2018, (the “A&R Credit Agreement”), which amends and restates the Credit Agreement dated September 25, 2018. The A&R Credit Agreement provides for an incremental term loan facility of $25.0 million. On the closing date, $100.0 million was drawn under the delayed draw term loan facility, which included the incremental term loan facility to refinance existing indebtedness, to pay a portion of the Acquisition consideration, to pay transaction expenses and for working capital and other general corporate purposes.

The A&R Credit Agreement provides that borrowings under the Credit Facilities will bear interest at a fluctuating rate equal to, at IEA’s option, LIBOR or the applicable base rate plus a margin calculated as described in the Credit Agreement, which margin is equal to 625 basis points. The A&R Credit Agreement provides for annual repayments of 10% of the outstanding term loan borrowings and an additional annual payment based equal to 75% of excess cash flow (as defined in the A&R Credit Agreement) beginning with fiscal 2019, with the percentage of excess cash flow subject to reduction based upon the Company’s consolidated leverage ratio.

Debt Covenants

Under the A&R Credit Agreement, the financial covenant to which the credit parties are subject is amended to provide that the First Lien Net Leverage Ratio (as defined therein) may not exceed (i) prior to the fiscal quarter ending December 31, 2020, 3.50:1.0 and (ii) from and after the fiscal quarter ending December 31, 2020, 2.25:1.0. The A&R Credit Agreement also provided for certain amendments to the Company’s affirmative and negative covenants.

Contractual Maturities

Contractual maturities of the Company's debt and capital lease obligations as of September 30, 2018 (in thousands):

2018	$3,991
2019	15,639
2020	14,535
2021	8,437
2022	3,718
Thereafter	222,026
Total contractual obligations (1)(2)	$268,346
(1) The total contractual obligations contains interest payments related to capital lease obligations.
(2) Excludes the additional debt assumed as a subsequent event to finance the acquisition of William Charles. See discussion above.

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2018, and December 31, 2017, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $6,179 and $5,934, respectively, related to projects. In addition, as of September 30, 2018 and December 31, 2017, the Company had outstanding surety bonds on projects of $1,085,196 and $535,529, respectively.

Note 10. Commitments and contingencies

Capital Leases
The Company has obligations, exclusive of associated interest, under various capital leases for equipment totaling $29,563 and $20,590 at September 30, 2018 and December 31, 2017, respectively. Gross property under this capitalized lease agreement at September 30, 2018 and December 31, 2017, totaled $40,092 and $27,005, less accumulated depreciation of $7,798 and $2,817, respectively, for net balances of $32,294 and $24,188, respectively. Depreciation of assets held under the capital leases is included in cost of revenue on the Consolidated Statements of Operations.
Operating Leases
In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 13 - Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms totaled approximately $512 and $273 for the three months ended September 30, 2018 and 2017, respectively and $1,501 and $1,080 for the nine months ended September 30, 2018 and 2017, respectively.
Deferred Compensation
The Company has two deferred compensation plans. The first plan is a supplemental executive retirement plan established in 1993 that covers four specific employees or former employees, whose deferred compensation is determined by the number of service years. Payment of the benefits is to be made for 20 years after employment ends. Two former employees are currently receiving benefits, and two participants are still employees of the Company. The present value of the liability is estimated using the early retirement method. Of the two current employees, one has reached the full benefit level and the other will reach the full benefit level in 2018. Annual payments under this plan for 2018 will be $93. Maximum aggregate payments per year if all participants were retired would be $255. As of September 30, 2018 and December 31, 2017, the Company has a long-term liability of $3,163 and $3,356, respectively, for the supplemental executive retirement plan.
The Company offers a non-qualified deferred compensation plan which is made up of an executive excess plan and an incentive bonus plan. This plan was designed and implemented to enhance employee savings and retirement accumulation on a tax-advantaged basis, beyond the limits of traditional qualified retirement plans. This plan allows employees to: (1) defer annual compensation from multiple sources; (2) create wealth through tax-deferred investments; (3) save and invest on a pretax basis to meet accumulation and retirement planning needs; and (4) utilize a diverse choice of investment options to maximize returns. Executive awards are expensed when vested. Project Management Incentive Payments and incentive payments are expensed when awarded as they are earned through the course of the performance of the project to which they are related. Other payments are expensed when vested as they are considered to be earned by retention. Unrecognized compensation expense for the non-qualified deferred compensation plan at September 30, 2018 and September 30, 2017, was $1,469 and $1,442, respectively. As of September 30, 2018, and December 31, 2017, the Company had a long-term liability of $2,883 and $1,674, respectively, for deferred compensation to certain current and former employees.

Note 11. Concentrations

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %				Accounts Receivable %
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30, 2018	December 31, 2017
	2018	2017	2018	2017

Interstate Power and Light Company	24.1%	*	22.6%	*	17.2%	*
Trishe Wind Ohio, LLC	*	*	*	*	*	17.0%
Thunder Ranch Wind Project, LLC	*	24.0%	*	23.7%	*	15.0%
Twin Forks Wind Farm, LLC	*	10.4%	*	13.8%	*	*
Bruenning's Breeze Wind Farm, LLC	*	*	*	12.1%	*	*
EDF Renewable Development, Inc.	*	23.0%	*	12.6%	*	11.0%
Hilltopper Wind Project, LLC	16.7%	*	12.1%	*	13.1%	*
Turtle Creek Wind Farm, LLC	11.7%	*	*	*	*	*
* Amount was not above 10% threshold

Note 12. Income taxes

The Company’s statutory federal tax rate is 21.00% and 34.00% for the periods ended September 30, 2018 and 2017, respectively. State tax rates for the same period vary among states and range from approximately 0.75% to 12.00%. A small number of states do not impose an income tax.

The effective tax rates for the three month period ended September 30, 2018 and 2017 were 13.17% and 36.90%, respectively. The effective tax rates for the nine month period ended September 30, 2018 and 2017 were 17.87% and 36.36%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate for the three and nine months ended September 30, 2018, primarily results from current state taxes, offset by a portion of non-deductible transaction costs. There were no changes in uncertain tax positions during the periods ended September 30, 2018 and 2017.

Note 13. Related party transactions

Credit Support Fees

The Company had debt facilities and other obligations under surety bonds and stand-by letters of credit under the old credit facility that were guaranteed by Oaktree. The Company paid a fee for those guarantees based on the total amount outstanding. For the three months ended September 30, 2018 and 2017, the Company expense related to these fees was $0 and $359, respectively. For the nine months ended September 30, 2018 and 2017, the Company expense related to these fees was $231 and $1,214, respectively.

Clinton Lease Agreement

On October 20, 2017, the Company enacted a plan to restructure the ownership of a building and land which resulted in the transfer of ownership of such building and land from its consolidated subsidiary, WCI, to Clinton RE Holdings, LLC (Cayman) (“Cayman Holdings”), a directly owned subsidiary of the Seller. The lease has been classified as an operating lease with monthly payments through 2038. The Company's rent expense related to the lease during the three and nine months ended September 30, 2018 was $153 and $459, respectively.

Note 14. Subsequent event

On November 2, 2018, IEA Energy Services, an indirect wholly owned subsidiary of the Company, completed its previously announced acquisition of William Charles Construction Group, including Ragnar Benson, pursuant to the terms of the Equity Purchase Agreement, dated October 12, 2018, by and among IEA, William Charles and the owners thereof.

The aggregate amount of the consideration payable pursuant to the Equity Purchase Agreement was approximately $85.6 million of cash less $13.4 million of debt assumed and 477,621 shares of common stock of the Company. IEA funded the cash portion of the acquisition consideration and certain costs associated with the acquisition through borrowings under the Incremental Term Loan.

The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, are not possible at this time.

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

Overview

We are a leading U.S. provider of infrastructure solutions for the renewable energy, traditional power and civil infrastructure industries. We specialize in providing complete engineering, procurement and construction (‘‘EPC’’) services throughout the U.S. The services we provide include the design, site development, construction, installation and restoration of infrastructure. We are one of three Tier 1 providers in the wind energy industry and have completed more than 200 wind and solar projects in 35 states. Although we have historically focused on the wind industry, our recent acquisitions have expanded our EPC capabilities in the areas of renewables, environmental remediation and industrial maintenance, heavy civil and rail, creating a diverse national platform of specialty EPC capabilities.

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

Diversification

Our long-term diversification and growth strategy has been to broaden our solar, power generation, and civil infrastructure capabilities and geographic presence and to expand the services we provide within our existing business areas. We took important steps in the last few months by deepening our capabilities and entering new sectors that are synergistic with our existing capabilities and product offerings.

On November 2, 2018, we acquired William Charles Construction Group, including Ragnar Benson ("William Charles"), a leader in engineering and construction solutions for the rail civil infrastructure and heavy civil industries. We believe our acquisition of William Charles will provide IEA with a market leading position in the attractive rail civil infrastructure market and continue to bolster our further growth in the heavy civil and construction footprint across the Midwest and Southwest.

On September 25, 2018, we acquired CCS, which we believe is a leading provider of environmental and industrial engineering services. The wholly-owned subsidiaries of CCS, Saiia and the ACC Companies generally enter into long-term contracts with both government and non-government customers to provide engineering, procurement and construction services for environmental, heavy-civil and mining projects. We believe our acquisition of Saiia and the ACC Companies will provide IEA with a strong and established presence in the environmental and industrial engineering markets, enhanced civil construction capabilities and an expanded domestic footprint in less-season Southeast, West and Southwest markets.

    We believe that through the Merger and the acquisitions above that the Company has transformed its business into a diverse national platform of specialty EPC capabilities with market leadership in niche markets, including renewables, environmental remediation and industrial maintenance services, heavy civil and rail.

Business Combination with M III Acquisition Corp.

On March 26, 2018, we consummated a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated November 3, 2017, by and among the Company, IEA Energy Services LLC, a Delaware limited liability company, Wind Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Wind Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, Infrastructure and Energy Alternatives, LLC, a Delaware limited liability company, and the other parties thereto, which provided for, among other things, the merger of Merger Sub I with and into IEA Services with IEA Services surviving such merger and, immediately thereafter, merging with and into Merger Sub II with Merger Sub II surviving such merger as an indirect, wholly-owned subsidiary of the Company. Following the Merger, M III Acquisition Corp. changed its name to Infrastructure and Energy Services, Inc. and its common stock and warrants began trading on The Nasdaq Stock Market under the symbols “IEA” and IEAWW”. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information on the Merger.

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
Estimated backlog represents the amount of revenue we expect to realize through 2020 from the uncompleted portions of existing construction contracts, including new contracts under which work has not begun and awarded contracts for which the definitive project documentation is being prepared, as well as revenue from change orders and renewal options. Estimated backlog for work under fixed price contracts and cost-reimbursable contracts is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Cost-reimbursable contracts are included in backlog based on the estimated total contract price upon completion. We expect to realize approximately 18.1% of our current estimated backlog during 2018, and 81.9% during 2019 and 2020.
As of September 30, 2018, our total backlog was approximately $1.3 billion, representing an increase of $0.3 billion, or 29.4%, from $1.0 billion as of September 30, 2017. Based on historical trends in the Company’s backlog, we believe awarded contracts to be firm and that the revenue for such contracts will be recognized over the life of the project. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits and risk management, legal, facilities, information services and executive personnel. Selling, general and administrative expenses also include outside professional and accounting fees, expenses associated with information technology used in administration of the business, various forms of insurance, acquisition and transaction expenses.

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

Business Strategy

•
Continue to develop strong relationships with our partners — We believe that we have strong, long-term relationships with each of our partners and have historically worked together with them to meet their needs. Historically, we have provided safe, reliable, and cost-efficient solutions for our partners. We remain focused on anticipating and continuing to assist our partners with their business strategies.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2018		2017

Revenue	$279,279	100.0%	$177,830	100.0%
Cost of revenue	252,271	90.3%	153,526	86.3%
Gross profit	27,008	9.7%	24,304	13.7%
Selling, general and administrative expenses	16,964	6.1%	9,491	5.3%
Income from operations	10,044	3.6%	14,813	8.3%
Interest expense, net	(1,579)	(0.6)%	(690)	(0.4)%
Other income (expense)	(1,859)	(0.7)%	386	0.2%
Income from continuing operations before income taxes	6,606	2.4%	14,509	8.2%
Provision for income taxes	(870)	(0.3)%	(5,354)	(3.0)%
Net income	$5,736	2.1%	$9,155	5.1%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in this report.

Revenue    . Revenue increased 57.0%, or $101.4 million in the third quarter of 2018, compared to the same period in 2017. The increase in revenue is primarily due to the overall strength of the renewable energy project sector and, to a lesser extent a number of renewable energy project starts in the quarter that had been previously postponed due to uncertainty related to federal tax credits.

Cost of revenue. Cost of revenue increased 64.3%, or $98.7 million in the third quarter of 2018, compared to the same period in 2017, primarily due to the larger volume of business in the quarter.

Gross profit. Gross profit increased 11.1%, or $2.7 million in the third quarter of 2018, compared to the same period in 2017. The increase in gross profit was primarily driven by the higher revenues, partially offset by a larger increase in costs. As a percentage of revenue, gross profit declined and totaled 9.7% in the quarter, as compared to 13.7% in the prior-year period. The decrease in margin was primarily due to a higher number of projects in the early phase of construction (traditionally as projects near completion execution risks diminishes, resulting in higher margins). To a lesser extent, the decrease in margin also reflected early signs of labor and other cost inflation due to increasingly robust construction markets across the country during the third quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 78.7%, or $7.5 million in the third quarter of 2018, compared to the same period in 2017. Selling, general and administrative expenses were 6.1% of revenue in the third quarter of 2018, compared to 5.3% in the same period in 2017. The increase in selling, general and administrative expenses was primarily driven by $6.9 million of acquisition related expenses, coupled with stock compensation expense of $0.5 million.

Interest expense, net. Interest expense, net increased 128.8%, or $0.9 million in the third quarter of 2018, compared to the same period in 2017. This increase was primarily driven by the increased borrowings under our lines of credit and term loan in the second quarter of 2018.

Other income (expense). Other income decreased 581.6%, or $2.2 million in the third quarter of 2018, compared to the same period in 2017. The decrease in other income compared to the prior year period was primarily the result of a $1.8 million loss on the extinguishment of debt.

Provision for income taxes. Income tax expense decreased 83.8%, or $4.5 million to an expense of $0.9 million in the third quarter of 2018 compared to an expense of $5.4 million for the same period in 2017. The effective tax rates for the period ended September 30, 2018 and 2017 were 13.17% and 36.90%, respectively. The lower effective tax rate is primarily attributable to tax law changes which reduced the federal statutory rate. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent adjustments and current state taxes. There were no changes in uncertain tax positions during the periods ended September 30, 2018 and 2017.

Nine Months Ended September 30, 2018 and 2017

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2018		2017

Revenue	$503,487	100.0%	$336,128	100.0%
Cost of revenue	462,765	91.9%	289,556	86.1%
Gross profit	40,722	8.1%	46,572	13.9%
Selling, general and administrative expenses	43,122	8.6%	23,953	7.1%
Income (loss) from operations	(2,400)	(0.5)%	22,619	6.7%
Interest expense, net	(3,960)	(0.8)%	(1,404)	(0.4)%
Other income (expense)	(1,848)	(0.4)%	1,046	0.3%
Income (loss) from continuing operations before income taxes	(8,208)	(1.6)%	22,261	6.6%
Benefit (provision) for income taxes	1,467	0.3%	(8,128)	(2.4)%
Net income (loss)	$(6,741)	(1.3)%	$14,133	4.2%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in this report.

Revenue    . Revenue increased 49.8%, or $167.4 million in the first nine months of 2018, compared to the same period in 2017.
The increase in revenue is primarily due to the overall strength of the renewable energy project sector and, to a lesser extent a number of renewable energy project starts in the quarter that had been previously postponed due to uncertainty related to federal tax credits.

Cost of revenue. Cost of revenue increased 59.8%, or $173.2 million in the first nine months of 2018, compared to the same period in 2017, primarily due to the larger volume of business in the quarter and, to a lesser extent, inefficiencies caused by work stoppages as a result of unusually severe weather conditions in certain portions of the Midwest and South West regions of the country.

Gross profit. Gross profit decreased 12.6%, or $5.9 million in the first nine months of 2018, compared to the same period in 2017. The decrease in 2018 gross profit was driven by an increase in cost of revenue as a percentage of revenue. The gross profit margin decreased by 5.8%, primarily due to a higher number of projects in the early phase of construction (traditionally as projects near completion execution risks diminishes, resulting in higher margins) and work stoppages due to extreme weather described above. To a lesser extent, the decrease in margin also reflected early signs of labor and other cost inflation due to increasingly robust construction markets across the country during the second quarter. In addition, gross profit continued to be negatively impacted due to the previously disclosed customer dispute, both due to unbilled revenue and costs associated with the project, resulting in a negative impact of approximately $8.5 million for the nine months ended September 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 80.0%, or $19.2 million in the first nine months of 2018, compared to the same period in 2017. Selling, general and administrative expenses were 8.6% of revenue in the first nine months of 2018, compared to 7.1% in the same period in 2017. The increase in selling, general and administrative expenses was primarily driven by transaction expenses of $8.5 million related to the Merger and $7.6 million of other acquisition costs.

Interest expense, net. Interest expense, net increased 182.1%, or $2.6 million in the first nine months of 2018, compared to the same period in 2017. This increase was primarily driven by the increased borrowings under our lines of credit and the term loan in 2018.

Other income (expense). Other income decreased 276.7%, or $2.9 million in the first nine months of 2018, compared to the same period in 2017. The decrease in other income compared to the prior year period was primarily the result of a $1.8 million loss on the extinguishment of debt in 2018, coupled with a decrease in the gain on sale of assets period over period.

Benefit (provision) for income taxes. Income tax expense decreased 118.0%, or $9.6 million from an expense of $8.1 million in the first nine months of 2017 compared to a benefit of $1.5 million in the same period in 2018. The effective tax rates for the first nine months of 2018 and 2017 were 17.87% and 36.36%, respectively. The lower effective tax rate is primarily attributable to tax law changes which reduced the federal statutory rate. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent adjustments and current state taxes. There were no changes in uncertain tax positions during the periods ended September 30, 2018 and 2017.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, our cash balances and availability under the new credit facility, as described below under “Acquisition Credit Facility”. Our primary liquidity needs are for working capital, strategic acquisitions, debt service and interest on our preferred stock, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, and cost and equity investee funding requirements and debt service.

We anticipate that our existing cash balances, funds generated from operations and borrowings from the new credit facility will be sufficient to meet our cash requirements for at least the next twelve months.

Capital Expenditures

For the nine months ended September 30, 2018, we incurred $12.1 million in equipment purchases under capital lease and an additional $2.4 million in cash purchases. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2018 and 2019. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

Working Capital

We require working capital to support seasonal variations in our business, primarily due to the effect of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Working capital needs are generally lower during the spring when projects are awarded and we receive down payments from customers. Conversely, working capital needs generally increase during the summer or fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Again, working capital needs are typically lower and working capital is converted to cash during the winter months. These seasonal trends, however, can be offset by changes in the timing of projects, which can be affected by project delays or accelerations and/or other factors that may affect customer spending.

Generally, we receive 5% to 10% cash payments from our customers upon the inception of the projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2018, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $198.3 million as of September 30, 2018 from $61.0 million as of December 31, 2017, due primarily to higher levels of revenue, timing of project activity, and collection of billings to customers.

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

Sources and Uses of Cash

Sources and uses of cash are summarized below:

	Nine Months Ended September 30,
(in thousands)	2018	2017

Net cash provided by operating activities	31,635	2,271
Net cash used in investing activities	(109,140)	(3,524)
Net cash provided by (used in) financing activities	108,239	(855)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2018 was $31.6 million, as compared to $2.3 million over the same period in 2017. The increase in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change is primarily attributable to $131.9 million less cash paid for accounts payable, coupled with $29.9 million less cash paid for billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by $61.0 million less cash collected, $49.7 million less cash collected for costs and excess of estimated earnings on billings and a decrease in net income of $20.9 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2018 was $109.1 million, as compared to $3.5 million over the same period in 2017. The increase in net cash used by investing activities reflects the cash paid for the acquisition of CCS of $106.6 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $108.2 million, as compared to net cash used by financing activities of $0.9 million over the same period in 2017. The change of $109.1 million is primarily attributable to net proceeds from debt of $138.9 million offset by a $25.8 million use of cash in connection with the Merger, coupled with an increase in capital lease payments of $3.4 million.

Old Credit Facility

In connection with the closing of the Merger in March 2018, all outstanding indebtedness under our old credit facility was repaid or refinanced using proceeds from the Merger credit facility described below and the old credit facility was terminated.

Merger Credit Facility - March 2018

In connection with the acquisition of CCS in September 2018, all outstanding indebtedness under our Merger credit facility that was entered into in March 2018, was repaid or refinanced using proceeds from the Acquisition credit facility described below and the Merger credit facility was terminated.

Acquisition Credit Facility - September 2018

At closing of the Acquisition, the Company entered into a Credit Agreement, dated September 25, 2018 (the “Credit Agreement”), by and among the Company, as a guarantor thereunder, IEA Intermediate Holdco, LLC (“Intermediate

Holdings”), as a guarantor thereunder, IEA, as borrower, certain subsidiaries of the Company, as guarantors thereunder, Jefferies Finance LLC, as administrative and collateral agent, KeyBank National Association (“KeyBank”), as revolving agent, and certain other parties party thereto as lenders thereunder (together with Jefferies and KeyBank and any other lenders from time to time party thereto, the “Lenders”) (the “Credit Agreement”). The Credit Agreement provides for a term loan facility of $200.0 million (the “Initial Term Loan Facility”), a revolving credit facility of $50.0 million (the “Revolving Credit Facility”) and a delayed-draw term loan facility of $75.0 million (the “Delayed Draw Facility”) (collectively, the Credit Facilities”). On the closing date, $200.0 million was drawn under the term loan and $20.5 under the revolving credit facility to refinance existing indebtedness, to pay a portion of the Acquisition consideration and to pay transaction expenses.

Obligations under the Credit Facilities are guaranteed by the Company and Intermediate Holdings and each existing and future, direct and indirect wholly-owned material domestic subsidiary of the Company (together with IEA, the “Credit Parties”), and are secured by all of the present and future assets of the Credit Parties, subject to customary carve-outs. Borrowings under the Credit Facilities will bear interest at a fluctuating rate equal to, at IEA’s option, LIBOR or the applicable base rate plus a margin calculated as described in the Credit Agreement. Amounts drawn under the Initial Term Loan Facility that are repaid may not be reborrowed. The Initial Term Loan Facility and the Delayed Draw Facility, if funded, will mature six years following the closing date. Revolving loans under the Revolving Credit Facility will mature five years following the closing date.

The Delayed Draw Facility was available from and after the closing date for a period of three months to finance the acquisition of William Charles, subject to the satisfaction of certain conditions to funding. The acquisition of William Charles closed on November 2, 2018, and the Company borrowed $75.0 million under the Delayed Draw Facility.

IEA may from time to time add one or more tranches of term loans to the credit facility (each an “Incremental Term Facility”) and/or increase the aggregate commitments under the Revolving Credit Facility (an “Incremental Revolving Facility” and collectively with each Incremental Term Facility, an “Incremental Facility”) with consent required only from those Lenders that participate in such Incremental Facility; provided that, among other things, (i) the aggregate principal amount of all Incremental Term Facilities may not exceed the sum of (x) the greater of $122.5 million and 100% of Consolidated EBITDA on a pro forma basis for the most recently completed measurement period, (y) certain voluntary prepayments and (z) an unlimited amount subject to meeting certain first lien net leverage ratios and (ii) the aggregate principal amount of all Incremental Revolving Facilities may not exceed $25.0 million. No existing lender shall be under any obligation to provide any commitment to an Incremental Facility, and any such decision whether to provide a commitment to an Incremental Facility shall be in such Lender’s sole and absolute discretion.

On November 2, 2018, IEA Energy Services, an indirect, wholly owned subsidiary of the Company, completed its previously announced acquisition (the “Acquisition”) of William Charles Construction Group, including Ragnar Benson (“William Charles”), pursuant to the terms of the Equity Purchase Agreement, dated October 12, 2018 (the “Agreement”), by and among IEA, William Charles and the owners thereof.

At closing of the Acquisition, the Company entered into an Amended and Restated Credit Agreement, dated November 2, 2018, (the “A&R Credit Agreement”), which amends and restates the Credit Agreement dated September 25, 2018. The A&R Credit Agreement provides for an incremental term loan facility of $25.0 million. On the closing date, $100.0 million was drawn under the delayed draw term loan facility, which included the incremental term loan facility to refinance existing indebtedness, to pay a portion of the Acquisition consideration, to pay transaction expenses and for working capital and other general corporate purposes.

The A&R Credit Agreement provides that borrowings under the Credit Facilities will bear interest at a fluctuating rate equal to, at IEA’s option, LIBOR or the applicable base rate plus a margin calculated as described in the Credit Agreement, which margin is equal to 625 basis points. The A&R Credit Agreement provides for annual repayments of 10% of the outstanding term loan borrowings and an additional annual payment based equal to 75% of excess cash flow (as defined in the A&R Credit Agreement) beginning with fiscal 2019, with the percentage of excess cash flow subject to reduction based upon the Company’s consolidated leverage ratio.

Under the A&R Credit Agreement, the financial covenant to which the credit parties are subject is amended to provide that the First Lien Net Leverage Ratio (as defined therein) may not exceed (i) prior to the fiscal quarter ending December 31, 2020, 3.50:1.0 and (ii) from and after the fiscal quarter ending December 31, 2020, 2.25:1.0. The A&R Credit Agreement also provided for certain amendments to the Company’s affirmative and negative covenants.

Debt Covenants

As described above, under the A&R Credit Agreement, the Credit Parties are subject to a First Lien Net Leverage Ratio In addition, the Credit Parties are subject to affirmative covenants, including requiring (i) delivery of financial statements, budgets and forecasts; (ii) delivery of certificates and other information; (iii) delivery of notices (of any default, material adverse condition, ERISA event, material litigation or material environmental event); (iv) payment of tax obligations; (v) preservation of existence; (vi) maintenance of properties; (vii) maintenance of insurance; (viii) compliance with laws; (ix) maintenance of books and records; (x) inspection rights; (xi) use of proceeds; (xii) covenants to guarantee obligations and give security; and (xiii) compliance with environmental laws.

The Credit Parties are subject to negative covenants, including restrictions (subject to certain exceptions) on (i) liens; (ii) indebtedness (including guarantees and other contingent obligations); (iii) investments (including loans, advances and acquisitions); (iv) mergers and other fundamental changes; (v) sales and other dispositions of property or assets; (vi) payments of dividends and other distributions and share repurchases (provided, that the Credit Agreement permits (x) distributions to the Company or any of its subsidiaries, (y) tax distributions and (z) certain other distributions by the Company (including distributions for customary public company expenses and for payments on preferred equity of the post-combination company subject to terms and conditions set forth in the loan documentation); (vii) changes in the nature of the business; (viii) transactions with affiliates; (ix) burdensome agreements; (x) payments and modifications of certain debt instruments; (xi) changes in fiscal periods; (xii) amendments of organizational documents; (xiii) division/series transactions and; (xiv) sale and lease-back transactions.

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2018, and December 31, 2017, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $6,179 and $5,934, respectively, related to projects. In addition, as of September 30, 2018 and December 31, 2017, the Company had outstanding surety bonds on projects of $1,085,196 and $535,529, respectively, including the bonding line of the acquired ACC Companies and Saiia.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of September 30, 2018.

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Debt (1)	235,560	4,438	6,357	34,765	190,000
Capital leases (2)	32,786	11,297	19,407	2,082	—
Operating leases (3)	43,069	12,860	15,727	3,969	10,513
Total	$311,415	$28,595	$41,491	$40,816	$200,513

(1)
IEA entered into the new credit facility upon the acquisition of CCS. The acquisition credit facility includes a $200.0 million senior secured first lien term loan facility and $75.0 million delayed draw term loan facility maturing September 25, 2024, and a $50.0 million asset-based revolving line of credit maturing September 25, 2023. Excludes the additional debt assumed as a subsequent event to finance the acquisition of William Charles.

(2)
IEA has obligations, exclusive of associated interest, under various capital leases for equipment totaling $29.6 million at September 30, 2018. The gross property under these capitalized lease agreement at September 30, 2018, amounted to a net total of $32.3 million.

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

Interest Rate Risk

Borrowings under the new credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding debt balance as of September 30, 2018 was $235.6 million and there was $33.7 million outstanding on the old credit facility as of December 31, 2017. As of September 30, 2018, we had no derivative financial instruments to manage interest rate risk. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $2.4 million.

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

As of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2017 and continued through September 30, 2018, we had four material weaknesses:

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

Changes in Internal Control over Financial Reporting

Other than changes described under Remediation Plan above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company.

Part II. Other Information
Item 1A. Risk Factors

At September 30, 2018, there have been no other material changes from the risk factors previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on March 29, 2018, which is accessible on the SEC's website at www.sec.gov.

Item 6. Exhibits

(a)    Exhibits.

Exhibit Number	Description
2.1
Purchase and Sale Agreement dated August 9, 2018, by and among IEA Energy Services LLC, Consolidated Construction Solutions I LLC and Consolidated Construction Investment Holdings LLC (incorporated by reference to the Company's Current Report on Form 8-K/A filed on August 14, 2018).

2.2
Amendment No. 1 to Equity Purchase Agreement, dated October 31, 2018, by and among IEA Energy Services LLC, William Charles Construction Group and the owners thereof (incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 2, 2018).

10.1
Credit Agreement, dated as of September 25, 2018 by and among Infrastructure and Energy Alternatives, Inc., as a Guarantor thereunder, IEA Intermediate Holdco, LLC as Guarantor thereunder, IEA Energy Services LLC, as the Borrower, the subsidiary guarantors party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and KeyBank National Association, as Revolving Agent (incorporated by reference to the Company's Current Report on Form 8-K filed on September 26, 2018).

10.2*
Amendment and Restatement Agreement, dated as of November 2, 2018, by and among Infrastructure and Energy Alternatives, Inc., as a Guarantor thereunder, IEA Intermediate Holdco, LLC as Guarantor thereunder, IEA Energy Services LLC, as the Borrower, the subsidiary guarantors party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and KeyBank National Association, as Revolving Agent.

10.3†	Employment Agreement, dated as of July 17, 2018, between IEA Energy Services, LLC and Bharat Shah.
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
* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: November 8, 2018	By:	/s/ JP Roehm
Name: JP Roehm
Title: Chief Executive Officer

Dated: November 8, 2018	By:	/s/ Andrew D. Layman
Name: Andrew D. Layman
Title: Chief Financial Officer

Dated: November 8, 2018	By:	/s/ Bharat Shah
Name: Bharat Shah
Title: Chief Accounting Officer