Form 10-K
period 2018-12-31
Infrastructure & Energy Alternatives, Inc.
filed 2019-03-14
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER: 001-37796

Infrastructure and Energy Alternatives, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	47-4787177
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

6325 Digital Way, Suite 460 Indianapolis, Indiana	46278
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 828-2580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $200.9 million (based on a closing price of $9.31 per share for the registrant’s common stock on NASDAQ on June 29, 2018).

Number of shares of Common Stock outstanding as of the close of business on March 14, 2019: 22,155,271.
The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2019 annual meeting of shareholders is incoporated by reference in Part III of this Form 10-K to the extent stated herein.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “seek,” “target,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this Annual Report, regarding expectations for future financial performance, business strategies, expectations for our business, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements.
These forward-looking statements are based on information available as of the date of this Annual Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to identify acquisition candidates, integrate acquired businesses and realize upon the expected benefits of the acquisition of CCS and William Charles;

•	consumer demand;

•	our ability to grow and manage growth profitably;

•	availability of commercially reasonable and accessible sources of liquidity;

•	the possibility that we may be adversely affected by economic, business, and/or competitive factors;

•	market conditions, technological developments, regulatory changes or other governmental policy uncertainty that affects us or our customers;

•
our ability to manage projects effectively and in accordance with management estimates, as well as the ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects;

•
the effect on demand for our services and changes in the amount of capital expenditures by customers due to, among other things, economic conditions, commodity price fluctuations, the availability and cost of financing, and customer consolidation;

•	the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate;

•	the ability of customers to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice;

•	customer disputes related to the performance of services;

•	disputes with, or failures of, subcontractors to deliver agreed-upon supplies or services in a timely fashion;

•	our ability to replace non-recurring projects with new projects;

•	the impact of U.S. federal, local, state, foreign or tax legislation and other regulations affecting the renewable energy industry and related projects and expenditures;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements;

•	fluctuations in maintenance, materials, labor and other costs;

•	our beliefs regarding the state of the renewable wind energy market generally; and

•	the “Risk Factors” described in this Annual Report on Form 10-K, and in our quarterly reports, other public filings and press releases.
We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Business Overview

Infrastructure and Energy Alternatives, Inc., a Delaware corporation (‘‘IEA’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’, or ‘‘our’’) is a holding company that, through various subsidiaries, is a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States (“U.S.”). The Company specializes in providing complete engineering, procurement and construction (“EPC”) services throughout the U.S. for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. Although the Company has historically focused on the wind industry, its recent acquisitions have expanded its construction capabilities and geographic footprint in the areas of environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities. We believe we have the ability to continue to expand these services because we are well-positioned to leverage our expertise and relationships in the wind energy business to provide complete infrastructure solutions in all areas.

Our common stock trades on the NASDAQ Capital Market under the symbol ‘‘IEA’’. We were founded in 1947 as White Construction and we became a public company as Infrastructure and Energy Alternatives, Inc. in March 2018 when we merged with a special purpose acquisition company (a non-operating shell company).

2018 Company Highlights

Public Company - On March 26, 2018, we consummated a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated November 3, 2017, by and among M III Acquisition Corporation (“M III”), IEA Energy Services, LLC (“IEA Services”), a Delaware limited liability company, Infrastructure and Energy Alternatives, LLC (the “Seller”), a Delaware limited liability company and the parent of IEA Services immediately prior to such time, and the other parties thereto, which provided for, among other things, the merger of IEA Services with and into a wholly-owned subsidiary of M III. See Note 2. Merger, Acquisitions and Discontinued Operations in the notes to the audited consolidated financial statements for more information on the Merger and the continuing ownership of the Company by M III and Seller.

Acquisition of CCS, including Saiia and the ACC Companies - On September 25, 2018, we acquired Consolidated Construction Solutions I LLC (“CCS”), a leading provider of environmental and industrial engineering services. The wholly-owned subsidiaries of CCS, Saiia LLC (“Saiia”) and the American Civil Constructors LLC (the “ACC Companies”) generally enter into long-term contracts with both government and non-government customers to provide EPC services for environmental, heavy-civil and mining projects. We believe our acquisition of Saiia and the ACC Companies will provide IEA with a strong and established presence in the environmental and industrial engineering markets, enhanced civil construction capabilities and an expanded domestic footprint in less-seasonal Southeast, West and Southwest markets.

Acquisition of William Charles Construction Group, including Ragnar Benson - On November 2, 2018, we acquired William Charles Construction Group, including Ragnar Benson ("William Charles"), a leader in engineering and construction solutions for the rail infrastructure and heavy civil construction industries. We believe our acquisition of William Charles will provide IEA with a market leading position in the attractive rail infrastructure market and continue to bolster our further growth in the heavy civil and construction footprint across the Midwest and Southwest.

Industry Trends

Our industry is composed of national, regional and local companies in a range of industries, including renewable power generation, traditional power generation and the civil infrastructure industries. We believe the following industry trends will help to drive our growth and success over the coming years:

Renewable Power Generation

In recent years, we have maintained a tight focus on construction of renewable power production capacity as renewable energy, particularly from wind and solar, has become widely accepted within the electric utility industry and has become a cost-effective solution for the creation of new generating capacity. We believe that this shift has occurred because renewable energy power generation has reached a level of scale and maturity that permits these technologies to now be cost-effective competitors to more traditional power generation technologies, including on an unsubsidized basis. Under many circumstances, wind and solar power production offer the lowest levelized cost of energy (i.e., the all-in cost of generating power, including construction and operating costs) of any technology. As a result, wind and solar power are among the leading sources of new power generation capacity in the U.S., and wind and utility-scale solar energy generation is projected to become even more cost-effective in coming years as technological improvements make wind turbines and photovoltaic cells (and other solar generating technologies) even more efficient.

Governmental policies focused on a clean environment and the desire to decrease U.S. dependence on foreign oil imports have created incentives historically for the development of renewable energy production capacity and have created demand for more domestic, environmentally sensitive electrical power production facilities, such as wind and solar collection farms. The federal government has offered tax credits for investments in renewable energy infrastructure and production of power from renewable sources. Other tax incentives available to the renewable energy industry include accelerated tax depreciation provisions, including bonus depreciation, for certain renewable energy generation assets, such as equipment using solar or wind energy. These incentives specify a five-year depreciable life for qualifying assets rather than the longer depreciable lives of many non-renewable energy assets. In addition to shorter depreciable lives, those assets qualifying for bonus depreciation benefit from significant allowable first-year depreciation.

In addition to federal policies that historically have favored power production from renewable sources, a number of states also have supported the expansion of renewable energy generating capacity. Currently, nearly 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards or goals. Similarly, we believe that many corporations and retail consumers are increasingly focused on obtaining energy from renewable sources and have become a significant driver of incremental demand for wind and solar energy production capacity.

The market for the development of utility-scale wind and solar power generation is expected to remain robust. The Annual Energy Outlook 2019 published by the U.S. Department of Energy in February 2019 projected the addition of approximately 72 gigawatts of new utility-scale wind and solar capacity from 2018 to 2021, which we estimate will drive more than $17.5 billion of construction. Although this demand is driven, in part, by accelerated, incremental investment in renewable power generation sources during the phase-out period for existing tax incentives, fundamental demand for renewable power construction-and particularly for utility-scale solar farms-is projected to remain strong thereafter. See Regulation and Environmental Matters below for further discussion of phase-out period.

Heavy Civil Construction

During 2018, heavy civil construction was only a small part of our business and accounted for less than 10% of our revenue. We believe that this will become a more significant part of our business in 2019 as a majority of the revenue of the Companies we acquired during 2018 is in this sector and we have maintained a reputation for high quality work. State and federal funding for this industry has been neglected for decades, but the near-term outlook on both state and federal levels has led us to believe that spending for infrastructure may experience significant growth over the next few years. Not only do we believe that state and federal funding is likely to increase, but alternative methods of construction, such as public and private partnerships, have gained significant traction in the United States in recent years.

We have taken steps to enhance our heavy civil construction business through acquisitions to take advantage of these growth opportunities. We believe that our business relationships with customers in this sector are excellent and our strong reputation that we have built will provide us with the foundation to grow our revenue base in this business. Additionally, there is significant overlap in labor, skills and equipment needs between our renewable energy construction business and our heavy civil infrastructure business, which we expect will provide us with operating efficiencies as we continue to expand this sector. Our renewable energy experience provides us with expertise in working in difficult conditions and environments, which we believe will provide us with a competitive advantage when bidding for more complicated and often higher margin civil and infrastructure projects.

Environmental Remediation

Coal-fired power plants have significant and recurring environmental management needs, because they consistently generate various waste byproducts throughout the power generation process. The primary type of these waste byproducts are CCRs, commonly known as coal ash. According to the American Coal Ash Association, more than 107 million tons of coal ash were generated in 2016, and according to the U.S. Environmental Protection Agency (“EPA”), in 2015, coal ash was one of the largest types of waste in the U.S. Coal ash management is mission-critical to the daily operations of power plants, as they generally only have on-site storage capacity for three to four days of CCR waste accumulation.

According to the American Coal Ash Association, as of 2016, approximately 44% of coal ash generated was disposed of. According to the EPA, approximately 80% of coal ash that was disposed of in 2012 was disposed of on-site in ash ponds or landfills. As of 2016, the American Coal Ash Association estimated that more than 1.5 billion tons of coal ash existed in ash ponds and landfills around the country. The EPA also estimates that, as of 2012, there were over 1,100 active and inactive on-site ash ponds and landfills requiring remediation or closure. These sites are typically large and will require significant capital from their owners, as well as specialized environmental expertise, to monitor on an ongoing basis, remediate, relocate the waste or completely close in an environmentally sustainable way.

As a result of our recent acquisition of Saiia and their ability to build strong relationships in the environmental remediation business, the Company intends to continue to increase its growth of this area as a part of our business. We believe that with Saiia's reputation and our cross-selling capabilities we will be able to capture further market share and facilitate more self-performing environmental remediation opportunities in other projects that we undertake.

Rail

For more than 150 years, the U.S. rail network has been a critical component of the U.S. transportation system and economy. Today it carries approximately one-third of U.S. exports and delivers five million tons of freight and approximately 85,000 passengers each day. According to the 2017 Infrastructure Report Card, the private freight rail industry owns the vast majority of the nation’s rail infrastructure, and continues to make significant capital investment — $27.1 billion in 2015 — to ensure the network’s good condition. Despite this investment, U.S. rail still faces clear challenges, most notably in passenger rail, which faces the dual problems of aging infrastructure and insufficient funding.

Federal forecasts predict an approximate 40% increase in U.S. freight shipments, including by rail, by 2040. To prepare for the future, the U.S. Department of Transportation has worked with the transportation industry to draft the first National Freight Strategic Plan, which addresses impediments to the efficient flow of goods in support of the nation’s economy. The Fixing America’s Surface Transportation (FAST) Act requires the strategic plan be completed by 2017 and be updated every five years. Through the FAST Act, Congress created a new federally-funded, freight-focused competitive grant program. Fostering Advancements in Shipping And Transportation For The Long-Term Achievement of National Efficiencies (FASTLANE) grants are expected to provide $4.5 billion through 2020 to freight and highway projects of national or regional significance.

We believe that the acquisition of William Charles including Ragnar Benson, provides the Company with the ability to capitalize on the new rail infrastructure construction that will be required to support the increase in U.S. freight shipments.

Electrical Power and High Voltage Opportunities

The U.S. electrical transmission and distribution infrastructure requires significant ongoing maintenance, upgrade and expansion to manage power line congestion and avoid delivery failures. Regional shifts in population and industry may also create pockets of demand for increased transmission and distribution construction and upgrades. According to the DOE’s Annual Energy Outlook 2019 published in February 2019, significant new electricity generating capacity is expected to be added through 2050, all of which must be connected to the existing electric grid.

Renewable energy generation projects, which are typically located in remote areas, often require investment in new transmission lines to interconnect with the electrical grid. Although we have outsourced our high-voltage electrical needs historically, we implemented a program during 2018 to upgrade our in-house capacity to complete this work and continually strive to increase the portion of our high-voltage electrical work which we self-perform. We believe that this transition will afford us the opportunity to capture incremental margin on our projects and to provide enhanced service to our customers.

We believe that the same capabilities that we are building in order to self-perform high-voltage electrical work will enable us to capture incremental revenue by providing these services to others. With investment by utilities and transmission companies to modernize, secure and visually improve the existing transmission system expected to be strong over the coming years, we expect that our existing customer relationships and reputation will leave us well-positioned for growth in this sector.

Competitive Strengths

Our competitive strengths include:

Scale, Technical Expertise and Reputation in the Wind Industry. We are a national Tier 1 provider of wind energy infrastructure projects due to our established reputation for safe, high quality performance, reliable customer service and technical expertise. Because the construction and development of wind energy projects is very technically demanding, industry participants have increasingly emphasized safety, high quality performance and technical reliability. Our management estimates that construction costs represent only approximately 20% to 25% of total project cost, but construction-related risks pose the most significant threat to completion of the project. We have successfully completed over 200 wind projects over approximately the past 10 years. Our scale, experience and reputation gives us an advantage when competing for new work, both from existing and potential customers.

An Industry Leader in Safety Performance. Our industry-leading safety performance helps us enhance our reputation for high quality and reliability. Our management team strives to instill a corporate culture committed to health and safety. Our experience modification rate, a measure of our history and safety record as compared to other businesses in our industry, was 0.61 and our total recordable incident rate was 1.29 in 2018, both of which were significantly below the construction industry averages of 1.0 and 2.8, respectively, reported by the U.S. Department of Labor and U.S. Bureau of Labor Statistics 2017. In our experience, safety records are an important factor to customers in contracting for services and we believe that our exemplary safety record is a significant differentiator for us.

Strong Relationships With Leading Industry Players. Our business model has enabled us to hold a leading position in the wind, heavy civil, rail infrastructure and environmental remediation sectors of the construction industry by successfully winning key contracts and establishing strong relationships with many established developers and operators, as well as with other market leaders. These relationships have provided us with a recurring base of blue-chip utility and other customers. We also have strong relationships with the leading original equipment manufacturers who produce the equipment for our contracts. In recent years, customers have come to emphasize reliability and excellence in execution, as well as a strong safety record, in selecting their construction partners, and our track record and reputation has made us a provider of choice to those industry participants. We have completed projects with top U.S. developers or owners, who are market leaders in their sectors. Our longstanding relationships have enabled us to develop strong alliances with many of our customers and vendors, providing us with a strong base for expansion initiatives. We continually strive to further improve these relationships and enhance our status as a preferred vendor to our customers.

Ability to Respond Quickly and Effectively. The skills required to serve each of our end-markets are similar, which allows us to utilize qualified personnel across multiple end-markets and projects. We are able to respond quickly and effectively to industry and technological changes, demand fluctuations and major weather events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost effective and timely services for our customers. Additionally, we have a track record of successfully recruiting and retaining skilled labor, despite industry shortages.

Experienced Management Team. Our senior management team has over 175 years of combined experience and proven expertise in wind, heavy civil, rail infrastructure and environmental remediation, and a deep understanding of our customers and their requirements. Our senior management team plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business, integrating acquired businesses and managing the financial aspects of our operations.

Ability to Cross-Sell Our Product and Service Offerings. A majority of our wind customers also have other construction project requests, and a number of them are in active discussions with us for those projects. By leveraging our established relationships with our customers, we have realized additional revenues by selling products and services that our customers historically purchased from various other providers.

Self-Perform Capabilities. We have made substantial investments in our self-perform capabilities and, as a result, are able to self-perform across a large portion of the services that we deliver. We continue to seek opportunities to expand our self-perform capabilities and expect to transition to self-performing a majority of our high-voltage electrical work over the course of 2019. We believe that our technical expertise, project management experience and our highly skilled and stable work force, enables us to provide our customers with a compelling package of technical reliability, consistent execution and safety. In addition, our self-perform capabilities provide us with an opportunity to retain margin while better controlling scheduling of projects, potentially leading to greater operational efficiencies for us and enhanced reliability for our customers.

Strategy

The key elements of our business strategy are as follows:

Retention of strong relationships with our customers for further diversification — We believe that we have strong, long-term relationships with each of our customers and have historically worked together with them to meet their needs. By leveraging our established relationships with these customers, we intend to provide expanded products and services that will continue to diversify our revenue streams and assist our customers with their business strategies.

Ownership of Equipment — Many of our services are equipment intensive and certain key equipment used by us is specialized or customized for our businesses. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership and ability to lease a large and varied construction fleet at a reasonable cost, enables us to compete more effectively by ensuring availability and maximizing returns on investment of the equipment.

Maintain Operational Excellence — We have a continual focus on maintaining operational excellence, which includes the following:

•	Quality - We believe in satisfying our clients, mitigating risk, and driving improvement by performing work right the first time.

•	Technical Expertise - We have an established reputation for safe, high quality performance, reliable customer service and technical expertise in constructing technically demanding projects.

•
Safety - We believe the safety of our employees, the public and the environment is a moral obligation as well as good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.

•	Productivity - We strive to use our resources efficiently to deliver work on time and on budget.

•
Sustainability - Our focus on sustainability encompasses many aspects of how we conduct ourselves and is one of our Core Values. We believe sustainability is important to our clients, employees, shareholders, and communities, and is also a long-term business driver. By focusing on specific initiatives that address social, environmental and economic challenges, we believe that we are able to minimize risk and maintain a competitive advantage.

•	Code of Conduct - We believe in maintaining high ethical standards through an established code of conduct and a company-wide compliance program. Integrity is one of our core values at all times.

Acquisition Integration and Future Strategic Acquisitions and Arrangements — We expect to focus in the short-term on the business integration of our recent acquisitions, including but not limited to the back office functions and other project-related efficiencies. Consistent with our long-term strategy we will continue to pursue selected and opportunistic acquisitions, that fit our strategy of acquiring businesses with complementary cultures, niche market capabilities, excellent relationships with blue chip customers and strong, proven management teams that are retained post acquisition.

Customers

We have longstanding customer relationships with many established companies in the renewable energy, thermal power, petrochemical, environmental remediation, civil and industrial power industries, with a recurring base of blue-chip utility customers, as well as original equipment manufacturers that produce the equipment for our business. We have completed wind projects with top U.S. developers or owners, rail infrastructure projects with top railroads and heavy civil construction projects with top government agencies.

Although we are not dependent upon any one customer in any year, a relatively small number of repeat customers constitute a substantial portion of our total revenues. Accordingly, our management is responsible for developing and maintaining existing relationships with customers to secure additional projects and increase revenue from our current customer base. We believe that our strategic relationships with customers will result in future opportunities. Our management is also focused on pursuing growth opportunities with prospective new customers.

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %			Accounts Receivable %
	Year Ended December 31,			December 31,
	2018	2017	2016	2018	2017
Interstate Power and Light Company	21.0%	*	*	20.0%	*
Union Pacific Railroad	*	*	*	19.0%	*
Trishe Wind Ohio, LLC	*	*	*	*	17.0%
Thunder Ranch Wind Project, LLC	*	21.0%	*	*	15.0%
Twin Forks Wind Farm, LLC	*	11.0%	*	*	*
Bruenning's Breeze Wind Farm, LLC	*	11.0%	*	*	*
EDF Renewable Development, Inc.	*	14.0%	11.0%	*	11.0%
Cimarron Bend Wind Project, LLC	*	*	17.0%	*	*
Osborn Wind Energy, LLC	*	*	11.0%	*	*
———
* Amount was not above 10% threshold.

Our work is generally performed pursuant to contracts for specific projects or jobs that require the construction or installation of an entire complex of specified units within an infrastructure system. Customers are billed monthly throughout the completion of work on a project; however, some contracts provide for additional billing upon the achievement of specific completion milestones, which may increase the billing period to more than one month. Such contracts may include retainage provisions under which, generally, from 5% to 10% of the contract price is withheld until the work has been completed and accepted by the customer. Because we may not be able to maintain our current revenue levels or our current level of capacity and resource utilization if we are not able to replace work from completed projects with new project work, we actively review our backlog of project work and take appropriate action to minimize such exposure.

We believe that our industry experience, technical expertise and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by our customers.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. Estimated backlog represents the amount of revenue we expect to realize beyond 2020 from the uncompleted portions of existing construction contracts, including new contracts under which work has not begun and awarded contracts for which the definitive project documentation is being prepared, as well as revenue from change orders and renewal options. Estimated backlog for work under fixed price contracts and cost-reimbursable contracts is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These contracts are included in backlog based on the estimated total contract price upon completion. We expect to realize approximately 55.4% of our estimated backlog during 2019 and 44.6% during 2020 and beyond.

As of December 31, 2018 our total backlog was approximately $2.1 billion compared to $1.1 billion as of December 31, 2017. The $1.0 billion increase is primarily related to $833.7 million of backlog related to our acquisitions coupled with a $166.3 million increase in backlog related to our legacy IEA business. Based on historical trends in the Company’s backlog, we believe awarded contracts to be firm and that the revenue for such contracts will be recognized over the life of the project. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors, weather and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is not a term recognized under U.S. GAAP, although it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others. See ‘‘Risk Factors’’ for a discussion of the risks associated with our backlog.

Safety and Insurance/Risk Management

We strive to instill and enforce safe work habits in our employees, and we require that our employees participate in training programs relevant to their employment, including all those required by law. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. Our business units have established robust safety programs to encourage, monitor and improve compliance with safety procedures and regulations including, behavioral based safety, jobsite safety analysis, site-specific safety orientation, subcontractor orientation, site safety audits, accident and incident safety investigations, OSHA 30-hour and 10-hour training, drug and alcohol testing and regular trainings in fall protection, confined spaces, crane rigging and flagman, first aid, CPR and AED.

Our business involves the use of heavy equipment and exposure to potentially dangerous workplace conditions. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. We maintain insurance policies for worker’s compensation, employer liability, automobile liability, general liability, inland marine property and equipment, professional and pollution liability, excess liability, and director and officers’ liability. See Note 10. Commitments and Contingencies in the notes to the audited consolidated financial statements.

Our business subjects us to the risk of adverse site conditions and unfavorable weather. While we mitigate these risks contractually to the extent possible, market conditions prevent us from fully passing these risks to our customers, and there is not a robust insurance market to cover these risks. We mitigate these risks by developing reserves we believe to be appropriate for risks that cannot be contractually mitigated, and we are evaluating the feasibility and cost-effectiviness of obtaining additional insurance to protect the Company from significant losses caused by adverse weather.

Suppliers, Materials and Working Capital

Under many of our contracts, our customers provide the necessary materials and supplies for projects and we are responsible for the installation, but not the cost or warranty, of those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We are not dependent upon any one vendor and have not experienced significant difficulty in obtaining project-related materials or supplies as and when required for the projects we manage.

We utilize independent contractors to assist on projects and to help manage our work flow. Our independent contractors typically provide their own vehicles, tools and insurance coverage. We need working capital to support seasonal variations in our business, such as the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

We bear some risk of increases in the price of materials and supplies used in the performance of our work, such as aggregate, reinforcing steel, cable, and fuel. These risks are managed contractually, by entering into contracts with suppliers that fix the price paid by the Company within the budget established for a project, or by passing the risk of commodity cost increases to the customer.
Competition

We compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms, and some of our customers employ their own personnel to perform the type of services we provide.

The primary factors influencing competition in our industry are price, reputation, quality and delivery, relevant expertise, adequate financial resources, geographic presence, high safety ratings and a proven track record of operational success. We believe that our national platform, track record of completion, relationships with vendors, strong safety record and access to skilled labor enables us to compete favorably in all of these factors. We also believe that our ability to provide unionized and non-unionized workforces across a national footprint allows us to compete for a broad range of projects. While we believe our customers consider a number of factors when selecting a service provider, they award most of their work through a bid process. We believe our safety record, experience and price are often principal factors in determining which service provider is selected.

Seasonality

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, permits and rights of way, project timing and schedules and holidays. See ‘‘IEA Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impact of Seasonality and Cyclical Nature of Business.’’

Regulation and Environmental Matters

We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, wages, worker safety and environmental protection.

We are also subject to numerous environmental laws, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment.

We believe we have all material licenses and permits needed to conduct operations and that we are in material compliance with applicable regulatory requirements. However, we could incur significant liabilities if we fail to comply with applicable regulatory requirements. See ‘‘Risk Factors-We could incur substantial costs to comply with environmental, health, and safety laws and regulations and to address violations of liabilities under these requirements.’’

The potential impact of climate change on our operations is highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensity and temperature levels. Our operating results are significantly influenced by weather and major changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity and increases in certain other costs, which could negatively impact revenues and gross margins.

In light of changes in federal government priorities and the cost-competitiveness of wind and solar power production, certain of the tax credits for production of renewable energy are phasing out. The Consolidated Appropriations Act of 2016 (‘‘CAA’’), which contains certain federal tax incentives applicable to the renewable energy industry, provided for the gradual elimination of certain of these incentives. Currently, the tax code provides that the production tax credit for wind projects (the ‘‘PTC’’) applies to qualifying projects for which the construction commencement date was prior to January 1, 2020. The PTC was reduced by 20% for 2017, has been reduced by 40% for 2018, and finally will be reduced by 60% for 2019. Similarly, a phase down rate of the investment tax credit (the ‘‘ITC’’), which is available in lieu of PTC, is available for wind projects: 30% ITC for projects commencing before 2017, 24% for projects commencing in 2017, 18% for projects commencing in 2018 and 12% for projects commencing in 2019. Solar projects, however, will be eligible for an investment tax credit (the ‘‘Solar ITC’’) only. The Solar ITC is 30% for projects commencing prior to 2020 and will be reduced to 26% for projects commencing in 2020 and to 22% for projects commencing in 2021. After 2021, the Solar ITC will remain at 10% for projects that commence prior to 2022, but are placed in service after 2023.

Additionally, although the enactment of the 2017 Tax Act in December 2017 did not modify the existing production tax credit and investment tax credit incentive structures, a base erosion and anti-abuse tax, or ‘‘BEAT’’ provision, contained in the 2017 Tax Act imposes a minimum tax on certain corporations, and only 80% of the value of any such corporation’s production or investment tax credits can be applied as a reduction to such corporation’s BEAT liability. Accordingly, this BEAT provision could reduce the incentive for certain taxable investors to invest in tax equity financing arrangements and could materially reduce the value and availability such tax credits, grants and incentives for certain participants and financing sources in the wind and solar industry. The 2017 Tax Act permits the immediate expensing of certain capital expenditures between

September 27, 2017 and January 1, 2023, but this new rule could be less valuable than a dollar-for-dollar investment tax credit or production tax credit, given the reduced corporate income tax rate of 21%. Any of the foregoing changes arising from the 2017 Tax Act, as well as other changes in law not mentioned herein, could adversely impact the demand for development of wind and solar energy generation facilities. See ‘‘Risk Factors-The U.S. wind and solar industries benefit from tax and other economic incentives and political and governmental policies.’’ for a discussion of the risks associated with these federal and state tax incentives.

Employees

The Company has a workforce of both union and non-union employees that allows us to work anywhere in the U.S. We have a scalable workforce, with approximately 2,600 peak employees. As of December 31, 2018, we had approximately 2,250 employees, approximately 595 of whom were represented by unions or were subject to collective bargaining agreements. See Note 14. Employee Benefit Plans in the notes to the audited consolidated financial statements, which are incorporated herein by reference.

We hire employees from a number of sources, including our industry, trade schools, colleges and universities. We attract and retain employees by offering a competitive salary, benefits package, opportunities for advancement and an exemplary safety record. We strive to offer a caring and stable work environment that enables our employees to improve their performance, and enhance their skills and knowledge. We believe that our corporate culture and core value system helps us to attract and retain employees. We provide opportunities for promotion and mobility within our organization, which we also believe helps us to retain our employees. Our employees participate in ongoing educational programs, some of which are internally developed, to enhance their technical and management skills through classroom and field training. We believe we have good employee relations.

Available Information

Our principal executive offices are located at 6325 Digital Way, Suite 460, Indianapolis, Indiana 46278, and our telephone number is (765) 828-2580. Our website is located at www.iea.net. We make available our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements, and all amendments to those reports, free of charge through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Any materials filed with the SEC may be read and copied at the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with the other information contained in this Annual Report on Form 10-K. If any of the risks below were to occur, our business, financial condition, results of operations, profitability, cash flows and growth prospects could be adversely impacted, and the price of our common stock could decline.

Risks Related to IEA

Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.

Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. Adverse weather conditions, particularly during the fall and winter seasons, can also affect our ability to perform outdoor services in certain regions of North America. As a result, we generally experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather could also have a negative effect on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which could negatively affect our results of operations, cash flows and liquidity.

Our 2018 results reflect the effect of multiple severe weather events on the Company's wind business that began late in the third quarter and continued into the fourth quarter. These weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa, and Michigan, resulting in additional labor, equipment and material costs as well as change orders. IEA is aggressively pursuing the collection of all amounts it is contractually owed due to weather-related delays, including collections on change orders resulting from force majeure provisions of certain customer contracts, which generally compensate for the actual costs of weather-related delays. See Item 7. Management's Discussion and Analysis for further discussion of weather impact.

Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on our financial results.

We occasionally bring claims against project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns or a loss on the project. These types of claims can often occur due to matters such as owner-caused delays, changes from the initial project scope and adverse conditions, which result in additional cost, both direct and indirect, or from project or contract terminations. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse effect on our liquidity and financial results.

Our business may be affected by difficult work sites and environments, which could cause delays and/or increase our costs and reduce profitability.

We perform work under a variety of conditions, including, but not limited to, challenging and hard to reach terrain and difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur additional, unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected. Some of our projects involve challenging engineering, procurement and construction phases, which may occur over extended time periods. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of the project and other factors, some of which are beyond our control, but which affect our ability to complete a project as originally scheduled. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays or cancellations or errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts and our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our failure to properly manage projects, or project delays, may result in additional costs or claims, which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our business, financial condition, results of operations, profitability, cash flows and growth prospects could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from a customer’s failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays, permitting delays, governmental, market, political and other factors, some of which are beyond our control, may result in the cancellation or deferral of project work, which could lead to a decline in revenue from lost project work, or, for project deferrals, could cause us to incur costs which are not reimbursable by the customer, and may lead to personnel shortages on other projects scheduled to commence at a later date.

In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost or delays in the completion of projects, could subject us to penalties, which could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects. Further, any defects or errors, or failures to meet our customers’ expectations could result in damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, damage claims may substantially exceed the amount we can charge for our associated services.

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

We have a significant amount of debt and substantial debt service requirements. This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations;

•
our failure to comply with the financial and other restrictive covenants contained in our debt agreements, which could trigger events of default that could result in all of our debt becoming immediately due and payable;

•
reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to increased interest expense related to our indebtedness with variable interest rates, including borrowings under our credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	preventing us from paying dividends.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities may be on terms that are unfavorable or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.

Our credit facility imposes restrictions on us that may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

The terms of our indebtedness contain customary events of defaults and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The restricted actions include, among other things:

•	making unfinanced capital expenditures;

•	engaging in transactions with affiliates;

•	buying back shares or paying dividends in excess of specified amounts;

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations;

•	failing to satisfy certain financial tests; and

•	engaging in transactions that would result in a ‘‘change of control.’’

Our credit facility requires that we comply with a consolidated first lien leverage ratio. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain consents from our bank group, further modify our credit facility or secure another source of financing to continue to operate our business, none of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations under the credit facility. To the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may materially decrease our profitability, cash flows and liquidity.

We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds may reduce our availability under our replacement credit facility.

Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit or other collateral security in connection with the bonds, which would only be obtainable if we have sufficient availability under our replacement credit facility and, if available, would reduce availability for borrowings under our facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral at any time. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that require bonding.

Our failure to comply with the regulations of OSHA and other state and local agencies that oversee transportation and safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration (‘‘OSHA’’) and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions.

While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries in the past, and may suffer additional injuries in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our business is subject to physical hazards that could result in substantial liabilities and weaken our financial condition.

Construction projects undertaken by us expose our employees to heavy equipment, mechanical failures, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work and obtaining new contracts and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus.

The occurrence of accidents in our business could result in significant liabilities, employee turnover, increase the costs of our projects, or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our experience modification rate, a measure of our history and safety record as compared to other businesses in our industry, was 0.61 and our total recordable incident rate was 1.29 in 2018, both of which were significantly below the industry averages of 1.0 and 2.8, respectively, reported by the U.S. Department of Labor and U.S. Bureau of Labor Statistics 2017. While these standards are still below industry averages, the Company experienced a fatality at one of our work sites in 2018 and there is no guarantee, based on the hazards discussed above, that we can maintain these averages.

We are self-insured against certain potential liabilities.

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles or self-insured retention amounts of up to $500,000 per occurrence. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible/self-insured retention. In addition, for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans. Our primary health insurance plan is subject to a deductible of $100,000 per individual claim per year.

Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

Losses under our insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.

Acquisition activity presents certain risks to our business, operations and financial position, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

We expect that the acquisitions will be an important part of our long-term growth strategy. Successful execution following the closing of an acquisition is essential to achieving the anticipated benefits of the transaction. We have made acquisitions to expand into new markets and our acquisition strategy depends on our ability to complete and integrate the acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. The process of integrating an acquired company’s business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business. The potential difficulties or risks of integrating an acquired company’s business include, among others:

•	the effect of the acquisition on our financial and strategic positions and our reputation;

•	risk that we fail to successfully implement our business plan for the combined business;

•	risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies or economies of scale;

•	risk that we are unable to complete development and/or integration of acquired technologies;

•	risk that the market does not accept the integrated product portfolio;

•	challenges in reconciling business practices or in integrating product development activities, logistics or information technology and other systems;

•	challenges in reconciling accounting issues, especially if an acquired company utilizes accounting principles different from those we use;

•	retention risk with respect to key customers, suppliers and employees and challenges in retaining, assimilating and training new employees;

•	potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company, which could result in unexpected litigation, regulatory exposure, financial contingencies and known and unknown liabilities; and

•	challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses and permits.

Our acquisitions may also result in the expenditure of available cash and amortization of expenses any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose the value of our entire investments or incur additional unexpected liabilities. Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time. All of the foregoing risks may be magnified as the cost, size or complexity of an acquisition or acquired company increases, or where the acquired company’s products, market or business are materially different from ours, or where more than one integration is occurring simultaneously or within a concentrated period of time.

In addition, in the future we may require significant financing to complete an acquisition or investment, whether through bank loans, raising of debt or otherwise. We cannot assure you that such financing options will be available to us on reasonable terms, or at all. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition or investment and execute our growth strategy. Alternatively, we may issue a significant number of shares as consideration for an acquisition, which would have a dilutive effect on our existing shareholders.

If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.

Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. At times of low unemployment rates in the areas we serve, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficiently skilled labor force necessary to support our operating requirements and growth strategy. Our labor and training expenses may increase as a result of a shortage in the supply of skilled personnel. We may not be able to pass these expenses on to our customers, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers and is dependent upon retaining and recruiting qualified management. Labor shortages, increased labor or training costs, or the loss of key personnel could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

The U.S. wind and solar industries benefit from tax and other economic incentives and political and governmental policies. A significant change in these incentives and policies could materially and adversely affect our business, financial condition, results of operations, cash flows and growth prospects.

The Consolidated Appropriations Act of 2016 (‘‘CAA’’) extended certain provisions of the Internal Revenue Code, which contains federal tax incentives applicable to the renewable energy industry. Currently, the tax code provides that the production tax credit for wind projects (the ‘‘PTC’’) applies to qualifying projects for which the construction commencement date was prior to January 1, 2020. The PTC was reduced by 20% for 2017, has been reduced by 40% for 2018, and finally will be reduced by 60% for 2019. Similarly, a phase down rate of the investment tax credit (the ‘‘ITC’’) in lieu of PTC is available for wind projects: 30% ITC for projects commencing before 2017, 24% for projects commencing in 2017, 18% for projects commencing in 2018 and 12% for projects commencing in 2019. Solar projects, however, will be eligible for an investment tax credit (the ‘‘Solar ITC’’) only. The Solar ITC is 30% for projects commencing prior to 2020 and is reduced to 26% for projects commencing in 2020 and to 22% for projects commencing in 2021. After 2021, the Solar ITC will permanently remain at 10% for projects that commence prior to 2022, but are placed in service after 2023.

The PTC, ITC, Solar ITC and cash grant program provide material incentives to develop wind energy generation facilities and thereby impact the demand for our manufactured products and services. The increased demand for our products and services resulting from the credits and incentives may continue until such credits or incentives lapse. The failure of Congress to extend or renew these incentives beyond their current expiration dates could significantly delay the development of wind energy generation facilities and the demand for wind turbines, towers and related components. In addition, we cannot assure you that any subsequent extension or renewal of the PTC, ITC, Solar ITC or cash grant program would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. It is possible that these federal incentives will not be extended beyond their current expiration dates. Any delay or failure to extend or renew the PTC, ITC, Solar ITC or cash grant program in the future could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

State renewable energy portfolio standards generally require state-regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or devote a certain portion of their plant capacity to renewable energy generation. Typically, subject utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our manufactured products. Currently, the majority of states and the District of Columbia have renewable energy portfolio standards in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of renewable energy portfolio standards in additional states or any changes to existing renewable energy portfolio standards, or the enactment of a federal renewable energy portfolio standard or imposition of other greenhouse gas regulations may impact the demand for our products. We cannot assure you that government support for renewable energy will continue. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.

Our backlog consists of the estimated amount of services to be completed from future work on uncompleted contracts or work that has been awarded with contracts still being negotiated. It also includes revenue from change orders and renewal options. Most of our contracts are cancelable on short or no advance notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenues reflected in our backlog.

Backlog amounts are determined based on target price estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and from communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, as well as on construction projects, due to market volatility, regulatory and other factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our business, financial condition, results of operations, profitability, cash flows and growth prospects could be materially and adversely affected.

We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying us for the related services.

We use subcontractors to perform portions of our services. In some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we choose, or are required, to pay our subcontractors for work performed for customers that fail to pay, or delay paying us, for the related work.

Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

We depend on subcontractors to perform work on some of our projects. There is a risk that we may have disputes with subcontractors arising from, among other things, the quality and timeliness of the work they perform, customer concerns about our subcontractors, or our failure to extend existing work orders or issue new work orders under a subcontracting arrangement. If any of our subcontractors fails to deliver the agreed-upon supplies and/or perform the agreed-upon services on a timely basis, then our ability to fulfill our obligations as a prime contractor may be jeopardized. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts or the quality of the services we provide. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.

We also rely on suppliers to obtain the necessary materials for certain projects, and on equipment manufacturers and lessors to provide us with the equipment we require to conduct our operations. Although we are not dependent on any single supplier or equipment manufacturer or lessor, any substantial limitation on the availability of required suppliers or equipment could negatively affect our operations. Market and economic conditions could contribute to a lack of available suppliers or equipment. If we cannot acquire sufficient materials or equipment, it could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Many of our customers are regulated by federal and state government agencies, and the addition of new regulations or changes to existing regulations may adversely impact demand for our services and the profitability of those services.

Many of our energy customers are regulated by the Federal Energy Regulatory Commission, or FERC, and our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret the application of current regulations and/or may impose additional regulations. Interpretative changes or new regulations having an adverse effect on our customers and the profitability of the services they provide could reduce demand for our services, which could adversely affect our results of operations, cash flows and liquidity.

Any future restrictions or regulations which might be adopted could lead to operational delays, increased operating costs for our customers in the wind industry that could result in reduced capital spending and/or delays or cancellations of future wind infrastructure projects, which could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

We could incur substantial costs to comply with environmental, health, and safety laws and regulations and to address violations of or liabilities under these requirements.

Our operations and products are subject to a variety of environmental laws and regulations in the jurisdictions in which we operate and sell products governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, employee health and safety, and product content, performance and packaging. We cannot guarantee that we will at all times be in compliance with such laws and regulations and if we fail to comply with these laws and regulations or our permitting and other requirements, we may be required to pay fines or be subject to other sanctions. Also, certain environmental laws can impose the entire or a portion of the cost of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owner or operator of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites.

Changes in existing environmental laws and regulations, or their application, could cause us to incur additional or unexpected costs to achieve or maintain compliance. The assertion of claims relating to on- or off-site contamination, the discovery of previously unknown environmental liabilities, or the imposition of unanticipated investigation or cleanup obligations, could result in potentially significant expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

We may not accurately estimate the costs associated with services provided under fixed price contracts, which could impair our financial performance.

We derive a significant portion of our revenue from fixed-price contracts. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that certain costs associated with our performance may be greater than what we estimated. In addition, we enter into contracts for specific projects or jobs that may require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, which are priced on a per unit basis. Profitability will be reduced if actual costs to complete each unit exceed our original estimates. If estimated costs to complete the remaining work for the project exceed the expected revenue to be earned, the full amount of any expected loss on the project is recognized in the period the loss is determined. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors affect these costs, such as lower than anticipated productivity, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher costs of materials and labor. These variations, along with other risks inherent in performing fixed price contracts, may cause actual project revenue and profits to differ from original estimates. As a result, if actual costs exceed our estimates, we could have lower margins than anticipated, or losses, which could reduce our business, financial condition, results of operations, profitability, cash flows and growth prospects.

We recognize revenue from installation/construction fixed price contracts using the percentage-of-completion method; therefore, variations of actual results from our assumptions may reduce our profitability.

We recognize revenue from fixed price contracts using the percentage-of-completion method, under which the percentage of revenue to be recognized in a given period is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised on an ongoing basis as the work progresses. Adjustments arising from changes in the estimates of contracts revenue or costs are reflected in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. The full amount of an estimated loss on a contract is recognized in the period that our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our liquidity and results of operations.

We derive a significant portion of our revenue from a concentrated base of customers, and the loss of a small number of our significant customers, or a reduction in their demand for our services, could impair our financial performance.

Our business is concentrated among relatively few customers, and a significant proportion of our services are provided on a project-by-project basis. Although we have not been dependent upon any one customer, our revenue could significantly decline if we were to lose a small number of our significant customers, or if a few of our customers elected to perform the work that we provide with in-house service teams. In addition, our results of operations, cash flows and liquidity could be negatively affected if our customers reduce the amount of business they provide to us, or if we complete the required work on non-recurring projects and cannot replace them with similar projects. Many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity. See Note 1. Business, Basis of Presentation and Significant Accounting Policies and Note 10. Commitments and Contingencies, in the notes to audited consolidated financial statements, included in Item 8.

A drop in the price of energy sources other than solar or wind energy would adversely affect our results of operations.

We believe that a customer’s decision to invest in solar or wind projects, as opposed to other forms of electric power generation, is to a significant degree driven by the levelized cost of energy production. Changes in technology or cost of commodities could lessen the appeal of wind-generated electricity and other renewables relative to other technologies for power generation. Similarly, government support for other forms of renewable or non-renewable power generation could make construction of wind and solar generating projects less attractive to customers economically. The ability of energy conservation technologies, public initiatives and government incentives to reduce electricity consumption could also lead to a reduction in the need for new generating capacity and in turn reduce demand for our services. If prices for electricity generated by wind or solar facilities are not competitive or demand for new production falls, our business, financial condition, results of operations, profitability, cash flows and growth prospects may be materially harmed.

Increases in the costs of fuel could reduce our operating margins.

The price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Any increase in fuel costs could materially reduce our profitability and liquidity because most of our contracts do not allow us to adjust our pricing for such expenses.

We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if we do not receive future contract awards, if these awards are delayed, or if there is a significant reduction in the level of work we provide.

Our estimates of future performance and results of operations depend on, among other factors, whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to manage attrition, our ability to forecast our need for services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our contract needs. If an expected contract award is delayed or not received, we could incur costs resulting from reductions in staff or redundancy of facilities, which could reduce our profitability and cash flows.

In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief. We may also be subject to litigation involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties.

Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments. See Note 10. Commitments and Contingencies in the notes to the audited consolidated financial statements, which are included in Item 8. We could experience a reduction in our profitability and liquidity if our legal reserves are inadequate, our insurance coverage proves to be inadequate or becomes unavailable, or our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits or proceedings, and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business, and cause us to incur significant expenses, any of which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Certain of our businesses have employees who are represented by unions or are subject to collective bargaining agreements. The use of a unionized workforce and any related obligations could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Certain of our employees are represented by labor unions and collective bargaining agreements. Although all such collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur despite the terms of these agreements. Strikes or work stoppages could adversely affect our relationships with our customers and cause us to lose business. Additionally, as current agreements expire, the labor unions may not be able to negotiate extensions or replacements on terms favorable to their members, or at all, or avoid strikes, lockouts or other labor actions from time to time that may affect their members. Therefore, it cannot be assured that new agreements will be reached with employee labor unions as existing contracts expire, or on desirable terms. Any action against us relating to the union workforce we employ could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our participation in multiemployer pension plans may subject us to liabilities that could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Substantially all of our union and collective bargaining agreements require us to participate with other companies in multiemployer pension plans. To the extent that U.S.-registered plans are underfunded defined benefit plans, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, ‘‘ERISA’’), which governs U.S.-registered multiemployer pension plans, subjects employers to substantial liabilities upon the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law pertaining to employers that are contributors to U.S.-registered multiemployer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multiemployer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multiemployer plan’s unfunded vested liabilities. These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. We currently contribute, and in the past have contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. We currently do not have plans to withdraw from, and are not aware of related liabilities associated with these plans. However, there can be no assurance that we will not be assessed liabilities in the future. The Pension Protection Act of 2006 (the ‘‘PPA’’) requires that underfunded pension plans improve their funding ratios within prescribed intervals based on their level of underfunding, under which benefit reductions may apply and/or participating employers could be required to make additional contributions. In addition, if a multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service (the ‘‘IRS’’) may impose on the employers contributing to such a plan a non-deductible excise tax of 5% of the amount of the accumulated funding deficiency.

Based upon the information available to us from plan administrators as of December 31, 2018, several of the multiemployer pension plans in which we participate are underfunded and, as a result, we could be required to increase our contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the level of underfunding of such plans.

Withdrawal liabilities, requirements to pay increased contributions, and/or excise taxes in connection with any of the multiemployer pension plans in which we participate could negatively impact our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with U.S. GAAP, management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Key estimates include: the recognition of revenue and project profit or loss, which we define as project revenue less project costs of revenue, including project-related depreciation, in particular, on long-term construction contracts or other projects accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in equity investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity. See Note 1. Business, Basis of Presentation and Significant Accounting Policies in the notes to IEA’s audited consolidated financial statements, which is included in Item 8.

We may have additional tax liabilities associated with our domestic operations and discontinued Canadian operations.

We are currently subject to federal and state income taxes in the United States. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws may be changed or clarified and such changes may adversely affect our tax provisions. We are audited by various U.S. tax authorities and in the ordinary course of our business there are many transactions and calculations for which the ultimate tax determination may be uncertain. In addition, we have certain ongoing audits and tax disputes with tax authorities in Canada. Although we believe that our tax estimates are reasonable and that we maintain appropriate reserves for our potential liability, the final outcome of tax audits and related litigation could be materially different from that which is reflected in our financial statements.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; and

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Warranty claims resulting from our services could have a material adverse effect on our business.

We generally warrant the work we perform for a two year period following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. Historically, warranty claims have not been material, but such claims could potentially increase. If warranty claims occur, we could be required to repair or replace warrantied items at our cost, or, if our customers elect to repair or replace the warrantied item using the services of another provider, we could be required to pay for the cost of the repair or replacement. Additionally, while we generally require that the materials provided to us by suppliers have warranties consistent with those we provide to our customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.

We rely on information, communications and data systems in our operations.

Systems and information technology interruptions and/or breaches in our data security could adversely affect our ability to operate and our operating results or could result in harm to our reputation. We are heavily reliant on computer, information and communications technology and related systems in order to operate. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to add software and hardware, effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve the efficiency of and protect our systems. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, computer viruses, acts of war or terrorism, physical or electronic break-ins and similar events or disruptions, including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause system interruptions, delays and/or loss of critical data including private data, could delay or prevent operations, including the processing of transactions and reporting of financial results, processing inefficiency, downtime, or could result in the unintentional disclosure of customer or our information, which could adversely affect our operating results, harm our reputation and result in significant costs, fines or litigation. Similar risks could affect our customers and vendors, indirectly affecting us. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our financial condition and operating results.

Risks Related to IEA’s Industry and its Customers’ Industries

Economic downturns could reduce capital expenditures in the industries we serve, which could result in decreased demand for our services.

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. During economic downturns, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets may reduce the availability of debt or equity financing for our customers, causing them to reduce capital spending. This has resulted, and in the future could result, in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could materially and adversely affect our results of operations, cash flows and liquidity. These conditions could also make it difficult to estimate our customers’ demand for our services and add uncertainty to the determination of our backlog.

In addition, our customers are negatively affected by economic downturns that decrease the need for their services or the profitability of their services. During an economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure or may outsource less work. A decrease in related project work could negatively impact demand for the services we provide and could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our customers may be adversely affected by market conditions and economic downturns, which could impair their ability to pay for our services.

Slowing conditions in the industries we serve, as well as economic downturns or bankruptcies within these industries, may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively impact our cash flows and liquidity. If a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources, it could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our industry is highly competitive, which may reduce our market share and harm our financial performance.

We compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide. Additionally, organizations that have adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Most of our customers’ work is awarded through a bid process. Consequently, although management believes reliability is often more important to customers than price, price is often the principal factor that determines which service provider is selected, especially on smaller, less complex projects. Smaller competitors sometimes win bids for these projects based on price alone due to their lower costs and financial return requirements. Additionally, our bids for certain projects may not be successful because of a customer’s perception of our relative ability to perform the work as compared to our competitors or a customer’s perception of technological advantages held by our competitors as well as other factors. Our business, financial condition, results of operations, profitability, cash flows and growth prospects could be materially and adversely affected if we are unsuccessful in bidding for projects or renewing our contracts, or if our ability to win such projects or agreements requires that we accept lower margins.

Many of the industries we serve are subject to customer consolidation, rapid technological and regulatory changes, and our inability or failure to adjust to our customers’ changing needs could result in decreased demand for our services.

We derive a substantial portion of our revenue from customers in the heavy civil and power generation industries, which are subject to consolidation, rapid changes in technology and governmental regulation. Consolidation of any of our customers, or groups of our customers, could result in the loss of one or more of these customers, or could affect customer demand for the services we provide. Additionally, changes in technology may reduce demand for the services we provide.

New technologies or upgrades to existing technologies by customers could reduce demand for our services. Technological advances may result in lower costs for sources of energy, which could render existing renewable energy projects and technologies uncompetitive or obsolete. Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve could have a material adverse effect on our results of operations, cash flows and liquidity. Furthermore, certain of our customers face stringent regulatory and environmental requirements and permitting processes as they implement plans for their projects, any of which could result in delays, reductions and cancellations of projects, which could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Risks Related to Our Company and Our Common Stock

There may be future sales of our common stock or other dilution of our equity that could adversely affect the market price of our common stock. In connection with certain completed acquisitions, we have issued shares of our common stock, and we additionally have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations.

We may agree to issue additional shares in connection with other future acquisition or financing transactions, which, if issued, would dilute your share ownership and could lead to volatility in our common stock price. We grow our business organically as well as through acquisition. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of equity securities. In connection with certain acquisitions, we have the option to issue shares of our common stock instead of paying cash for the related earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price.

We are not restricted from issuing additional common stock. The issuance of additional shares of our common stock in connection with future acquisitions, convertible securities or other issuances of our common stock, including restricted stock awards, restricted stock units and/or options, or otherwise, will dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

The market price of our common stock has been, and may continue to be, highly volatile.

The market price of our common stock on the NASDAQ has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	market conditions in our customers' industries;

•	capital spending plans of our significant customers;

•	global and domestic energy prices;

•	announcements by us or one of our competitors of new or terminated customers or new, amended or terminated contracts;

•	announcements of acquisitions by us or one of our competitors;

•	changes in recommendations or earnings estimates by securities analysts; and

•	future sales of our common stock.

In addition, the stock market has experienced significant price and volume fluctuations in recent years, which have sometimes been unrelated or disproportionate to operating performance. Volatility in the market price of our common stock could cause shareholders to lose some or all of their investment in our common stock.

We are an “emerging growth company” and the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. Among other things, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies, or (6) hold a nonbinding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

Accordingly, the information that we provide shareholders in this annual report and in our other filings with the SEC may be different than what is available with respect to other public companies. In particular, as we have elected to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected. In addition, as we are not required to have our auditors formally attest to and report on the effectiveness of our internal control over financial reporting, we cannot predict the outcome of testing in future periods. If, once we are no longer an “emerging growth company,” our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

We will remain an “emerging growth company” until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (2) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, and (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, or July 6, 2021.

M III and Oaktree have significant ability to influence corporate decisions.

Oaktree and M III beneficially own approximately 48.0% and 9.5%, respectively, of our common stock as of December 31, 2018. These ownership percentages take into account both the vested founder shares and unvested founder shares.

As long as M III or Oaktree own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

In addition, pursuant to the terms of the Investor Rights Agreement, each of Oaktree, on the one hand, and M III, on the other hand, will have consent rights over certain matters for so long as Oaktree or M III, respectively, directly or indirectly, beneficially own at least fifty percent (50%) of the Common Stock (including unvested founder shares, in the case of the M III) beneficially owned by the Selling Stockholders or the Sponsors, respectively, as of the closing of our business combination, including:

•
entering into, waiving, amending or otherwise modifying the terms of any transaction or agreement between the Company or any of its subsidiaries, on the one hand, and (a) the M III or their affiliates or any affiliate of the Company, on the other hand (in the case of Oaktree), other than the exercise of any rights under certain existing agreements (without giving effect to any subsequent amendments) or (b) certain Selling Stockholders, Oaktree or their affiliates (in the case of the M III), subject to certain exceptions, and other than the exercise of any rights under certain existing agreements (without giving effect to any subsequent amendments);

•	hiring or removing the Chief Executive Officer or any other executive officer of the Company or its subsidiaries; or

•	except as contemplated by the Investor Rights Agreement, increasing or decreasing the size of the Board.

M III and Oaktree will also have ongoing rights to nominate one or two directors, depending on the ownership interests of Oaktree or the M III, respectively, and, in the case of an increase in the size of the Board or an increase in their respective ownership percentages, additional directors proportional to their respective ownership percentages.

In addition, Oaktree’s consent will be required under the terms of the Certificate of Designation for the Company and its subsidiaries to take certain actions, including:

•	Creating, authorizing or issuing any stock that ranks senior to or on parity with the Series A Preferred Stock with respect to payment of dividends or upon liquidation, any capital stock that votes as a single class with the holders of Series A Preferred Stock with respect to the consent rights granted pursuant to the Certificate of Designation, or any stock of any subsidiary of the Company (with certain exceptions);

•	Reclassifying or amending any capital stock if it would render such capital stock senior to or on parity with the Series A Preferred Stock;

•
Entering into any agreement with respect to or consummating any merger, consolidation or similar event pursuant to which the Company or its subsidiary would not be the surviving entity if as a result of which any capital stock of such surviving entity would rank senior to or on parity with the Series A Preferred Stock;

•
Incurring or guaranteeing debt if as a result the Company and its subsidiaries would have aggregate debt in excess of $5,000,000 other than pursuant to the replacement credit facility or any refinancing thereof;

•	Authorizing or consummating any change of control event or liquidation (as described in the Certificate of Designation); or

•
Modifying the Certificate of Designation or other organizational document of the Company in a manner that would reasonably be expected to be materially adverse to the holders of Series A Preferred Stock.

The interests of M III or Oaktree may not align with the interests of our other stockholders. M III and Oaktree are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. M III or Oaktree may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our current certificate and our proposed certificate of incorporation also provides that M III and Oaktree and their respective partners, principals, directors, officers, members, managers and/or employees, including any of the foregoing who serve as officers or directors of the post-combination company, do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as the post-combination company or any of its subsidiaries.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

▪	labor availability and costs for hourly and management personnel;

▪	profitability of our products and services, especially in new markets and due to seasonal fluctuations;

▪	changes in interest rates;

▪	impairment of long-lived assets;

▪	macroeconomic conditions, both nationally and locally;

▪	negative publicity relating to products and services we offer;

▪	changes in consumer preferences and competitive conditions;

▪	expansion to new markets; and

▪	fluctuations in commodity prices.

Our articles of incorporation and certain provision of Delaware law contain anti-takeover provisions that could impair a takeover attempt.

As a Delaware corporation, anti-takeover provisions may impose an impediment to the ability of others to acquire control of us, even if a change of control would be of benefit to our stockholders. In addition, certain provisions of our

Articles of Incorporation and Bylaws also may impose an impediment or discourage others from a takeover.

These provisions include:

•	a staggered Board providing for three classes of directors, which limits the ability of a stockholder or group to gain control of our Board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
a prohibition on stockholders calling a special meeting and the requirement that a special meeting of stockholders may only be called by (i) the chairman of our Board, (ii) our Chief Executive Officer, (iii) a majority of our Board, or (iv) directors designated by the Sponsors or Oaktree subject to certain conditions set forth in the Investor Rights Agreement; and

•
the requirement that changes or amendments to certain provisions of our certificate of incorporation or bylaws must be approved by holders of at least two-thirds of the Common Stock of the post-combination company and, in the case of our Bylaws, in some cases 80% of the Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate headquarters, located in Indianapolis, Indiana, is a leased facility approximating 27,000 square feet. We also lease from an affiliate a 56,000 square foot office and 26,000 square foot maintenance facility in Clinton, Indiana. As of December 31, 2018, our operations were conducted from approximately 15 locations within the U.S. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business. We also own property and equipment that had a net book value of approximately $176.2 million as of December 31, 2018. This property and equipment includes trucks, tractors, trailers, forklifts, backhoes, sidebooms, bulldozers, excavators, trenchers, graders, loaders, scrapers, drilling machines, cranes, computers, computer software, office and building equipment, including furniture and fixtures and other equipment. Substantially all of our equipment is acquired from third-party vendors, upon none of which we depend, and we did not experience any difficulties in obtaining desired equipment in 2018.

ITEM 3. LEGAL PROCEEDINGS

IEA is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. IEA cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against IEA. While the lawsuits and claims are asserted for amounts that may be material, should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on our financial position, results of operations or cash flows. However, an unfavorable resolution of one or more of such matters could have a material adverse effect on IEA’s business, financial condition, results of operations and cash flows.

Carlitos Lopez v. Chicago Transit Authority, Parsons Brinkerhoff, Inc. and, Ragnar Benson, LLC is a lawsuit filed on January 11, 2019 in the Circuit Court of Cook County, Illinois, alleging claims for personal injury and premises liability arising out of an accident the plaintiff sustained during a construction project. The case was originally filed on March 10, 2014 in the Circuit Court of Cook County, Illinois, subsequently voluntarily dismissed by the plaintiff, and refiled. The plaintiff seeks an unspecified amount of damages in the refiled case. This case is currently in the filing stage. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. The Company believes it is covered by insurance for this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the NASDAQ stock market under the symbol IEA. As of February 8, 2019, there were 996 holders of record of our common shares. Our warrants are listed on the NASDAQ Capital Market under the symbol IEAW. As of February 8, 2019, there were 304 holders of record of our warrants.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Stock Performance

The performance graph below compares the cumulative nine month total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Russell Broadbased Index Total Return (“Russell 3000”), and with that of our peer group, which is composed of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., Construction Partners, Inc., Emcor Corporation, Granite Construction, Inc., Tetra Tech, Inc., Willdan Group, Inc., Dycom Industries, Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our common stock, as well as that of the Russell 3000 and our peer group, was $100 on March 26, 2018 and tracks it through December 31, 2018. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6. SELECTED FINANCIAL DATA

The information below is only a summary and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the accompanying notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014(1)
Statement of Operations Data:
Revenue	$779,343	$454,949	$602,665	$204,640	$286,254
Cost of revenue	747,817	388,928	517,419	184,850	268,559
Gross profit	$31,526	$66,021	$85,246	$19,790	$17,695

Selling, general and administrative expenses	$72,262	$33,543	$30,705	$27,169	$31,377
(Loss) income from operations	(40,736)	32,478	54,541	(8,907)	(15,343)
Other (expense) income, net:	32,038	(2,090)	(303)	317	(728)

Net income (loss) from continuing operations	$4,244	$16,525	$64,451	$(8,696)	$(10,205)
Net income (loss) from discontinued operations	—	—	1,087	(19,487)	(76,636)
Net income (loss)	$4,244	$16,525	$65,538	$(28,183)	$(86,841)

Earnings Per Share Data:(2)
Net (loss) income from continuing operations per common share - basic(3)	$(2.01)	$0.77	$2.99	$(0.40)	$(0.47)
Net income (loss) from discontinued operations per common share - basic	—	—	0.05	(0.90)	(3.55)
Net (loss) income per common share - basic	$(2.01)	$0.77	$3.04	$(1.30)	$(4.02)

Cash Flow Data:
Net cash provided by (used in) operating activities	$47,018	$(9,109)	$53,591	$(5,617)	$(55,928)
Net cash (used in) provided by investing activities	(169,834)	(3,508)	(3,000)	352	(1,000)
Net cash provided by (used in) financing activities	189,250	(4,113)	(29,617)	8,541	39,405

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$71,311	$4,877	$21,607	$—	$—
Accounts receivable, net	225,366	60,981	69,977	37,594	124,800
Costs and estimated earnings in excess of billings on uncompleted contracts	47,121	18,613	14,143	16,016	32,787
Property, plant and equipment, net	176,178	30,905	20,540	14,152	18,603
Total assets	639,228	126,703	147,716	74,363	194,637
Accounts payable and accrued liabilities	252,134	70,030	97,244	79,043	159,027
Billings in excess of costs and estimated earnings on uncompleted contracts	62,234	7,398	28,181	15,902	33,752
Total debt	328,307	33,674	—	27,946	39,405
Total liabilities	735,441	136,722	134,841	150,207	242,944
Preferred stock	34,965	—	—	—	—
Total stockholders' (deficit) equity	(131,178)	(10,019)	12,875	(75,844)	(48,307)
———
(1) Such information as of and for the year ended December 31, 2014 has been derived from unaudited consolidated financial statements.

(2) The calculation of weighted average common shares outstanding during the periods preceding a reverse recapitalization generally requires the Company to use the capital structure of the entity deemed to be the acquirer for accounting purposes to calculate EPS. However, as a limited liability company, IEA Services had no outstanding common shares prior to the Merger. Therefore, the weighted average common shares outstanding for all comparable prior periods preceding the Merger is based on the capital structure of the acquired company, as management believes that is the most useful measure. See Note 11. Earnings (Loss) Per Share in the notes to the audited consolidated financial statements included in Item 8.

(3) Net income used in calculation of earnings per share reflects payment of $1.6 million of preferred dividends and an adjustment of $46.3 million for the contingent consideration fair value adjustment in 2018. See Note 11. Earnings (Loss) Per Share in the notes to the audited consolidated financial statements included in Item 8.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements included as Item 8 in this Annual Report on Form 10-K. This discussion and analysis includes forward-looking statements that are based on current expectations and are subject to uncertainties and unknown or changed circumstances. For further discussion, please see “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risks inherent with our business as discussed in “Item 1A. Risk Factors.”

Throughout this section, unless otherwise noted, “IEA,” the “Company,” “we,” “us” and “our” refer to Infrastructure and Energy Alternatives, Inc. and its consolidated subsidiaries. Certain amounts in this section may not foot due to rounding.

Overview

We are a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States. The Company specializes in providing complete engineering, procurement and construction services throughout the United States for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. We are one of three Tier 1 providers in the wind energy industry and have completed more than 200 wind and solar projects in 35 states. Although the Company has historically focused on the wind industry, its recent acquisitions have expanded its construction capabilities and geographic footprint in the areas of environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities. We believe we have the ability to continue to expand these services because we are well-positioned to leverage our expertise and relationships in the wind energy business to provide complete infrastructure solutions in all areas.

2018 Company Highlights

Our long-term diversification and growth strategy has been to broaden our solar, power generation, and civil infrastructure capabilities and geographic presence and to expand the services we provide within our existing business areas. We took important steps in late 2018 by deepening our capabilities and entering new sectors that are synergistic with our existing capabilities and product offerings.

On March 26, 2018, we consummated the Merger pursuant to an Agreement and Plan of Merger, dated November 3, 2017, by and among M III, IEA Services, a Delaware limited liability company, Infrastructure and Energy Alternatives, LLC (the “Seller”), a Delaware limited liability company and the parent of IEA Services immediately prior to such time, and the other parties thereto, which provided for, among other things, the Merger of IEA Services with and into a wholly-owned subsidiary of M III. See Note 2. Merger, Acquisitions and Discontinued Operations in the notes to the audited consolidated financial statements for more information on the Merger.

On September 25, 2018, we acquired CCS, a leading provider of environmental and industrial engineering services. The wholly-owned subsidiaries of CCS, Saiia and the ACC Companies, generally enter into long-term contracts with both government and non-government customers to provide EPC services for environmental, heavy-civil and mining projects. We believe our acquisition of Saiia and the ACC Companies will provide IEA with a strong and established presence in the environmental and industrial engineering markets, enhanced civil construction capabilities and an expanded domestic footprint in less-seasonal Southeast, West and Southwest markets.

On November 2, 2018, we acquired William Charles, a leader in engineering and construction solutions for the rail infrastructure and heavy civil construction industries. We believe our acquisition of William Charles will provide IEA with a market leading position in the attractive rail civil infrastructure market and continue to bolster our further growth in the heavy civil and construction footprint across the Midwest and Southwest.

    We believe that through the Merger and the acquisitions above that the Company has transformed its business into a diverse national platform of specialty construction capabilities with market leadership in niche markets, including renewables, environmental remediation and industrial maintenance services, heavy civil and rail.

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

Impact of Seasonality and Cyclical Nature of Business

Our revenue and results of operations are subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, fiscal year-ends, project schedules and timing, in particular, for large non-recurring projects and holidays. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions experienced in the northern climates are not conducive to efficient or safe construction practices. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather and effects from thawing ground conditions can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. Nevertheless, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including from excessive rainfall, warm winter weather or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.

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

Our 2018 results reflect the effect of multiple severe weather events on the Company's wind business that began late in the third quarter and continued into the fourth quarter. These weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa, and Michigan, resulting in additional labor, equipment and material costs as well as change orders. IEA is aggressively pursuing the collection of all amounts it is contractually owed due to weather-related delays, including collections on change orders resulting from force majeure provisions of certain customer contracts, which generally compensate for the actual costs of weather-related delays. See Results of Operations for further discussion of weather impact.

Understanding our Operating Results

“Emerging Growth Company” Status

IEA qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that have adopted such new or revised accounting standards. See Note 1. Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements for more information on “emerging growth company” reduced reporting requirements and when we would cease to be an “emerging growth company.” We continue to monitor our status as an “emerging growth company” and are currently preparing, and expect to be ready to comply with, the additional reporting and regulatory requirements that will be applicable to us when we cease to qualify as an “emerging growth company.”

Revenue

We provide engineering, building, installation, maintenance and upgrade services to our customers. We derive revenue from projects performed under fixed price contracts and other service agreements for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. We recognize a significant portion of our revenue based on the percentage-of-completion method. See Revenue Recognition for Percentage-of-Completion Projects within Critical Accounting Policies and Estimates below.

Cost of Revenue

Cost of revenue consists principally of: salaries, wages and employee benefits; subcontracted services; equipment rentals and repairs; fuel and other equipment expenses, including allocated depreciation and amortization expense; material costs, parts and supplies; insurance; and facilities expenses. Project profit is calculated by subtracting a project’s cost of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will be reduced if actual costs to complete a project exceed our estimates on fixed price and installation/construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract. Various factors, some controllable and some not, can impact our margins on a quarterly or annual basis, including:

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

Interest Expense, Net

Interest expense, net consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements, with all such expenses net of interest income.

Discontinued Operations

Discontinued operations consist of revenue and expenses associated with our Canadian operations that were completely abandoned. We effectively completed all significant projects in Canada and reduced or redeployed substantially all of our Canadian resources, facilities and equipment as of July 2016.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon IEA’s consolidated financial statements included in Item 8, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. For discussion of all of our significant accounting policies, see Note 1. Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements.

We believe that the accounting policies described below are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.

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

For an approved change order which can be reliably estimated as to price, the anticipated revenues and costs associated with the change order are added to the total contract value and total estimated costs of the project, respectively. When costs are incurred for a) an unapproved change order which is probable to be approved or b) an approved change order which cannot be reliably estimated as to price, the total anticipated costs of the change order are added to both the total contract value and total estimated costs for the project. Once a change order becomes approved and reliably estimable, any margin related to the change order is added to the total contract value of the project.

Business Combinations

We account for our business combinations by recognizing and measuring in the financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interests (if applicable) in the acquiree at the acquisition date. The purchase is accounted for using the acquisition method, and the fair value of purchase consideration is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess, if any, of the fair value of the purchase consideration over the fair value of the identifiable net assets is recorded as goodwill. Conversely, the excess, if any, of the net fair values of the identifiable net assets over the fair value of the purchase consideration is recorded as a gain. The fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques and these valuations require management to make significant estimates and assumptions. These estimates and assumptions are inherently uncertain and, as a result, actual results may materially differ from estimates. Significant estimates include, but are not limited to, future expected cash flows, useful lives and discount rates.

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. For the year ended December 31, 2018, measurement period adjustments related to an increase to goodwill of $10.2 million and further adjustments discussed in Note 2. Merger, Acquisitions and Discontinued Operations included in Item 8.

Goodwill

We have goodwill that has been recorded in connection with our acquisitions of businesses. Goodwill is tested for impairment at least annually and tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Under applicable guidance, any impairment charges are required to be recorded as operating expenses. For the years ended December 31, 2018, 2017 and 2016, we performed a qualitative assessment for our goodwill by examining relevant events and circumstances that could have an effect on its fair value, such as macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. Based on evaluation of these qualitative assessments, it was determined that there was no goodwill impairment for these years; however, goodwill may be impaired in future periods. Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in non-cash goodwill impairment charges and materially affect our operating results.

Impairment of Property, Plant and Equipment and Intangibles

We review long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. There were no impairments of property, plant and equipment or intangible assets recognized during the years ended December 31, 2018, 2017 and 2016.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Year Ended December 31,				2018 vs. 2017
(in thousands, except percentages)	2018		2017		$ Change	% Change
Revenue	$779,343	100.0%	$454,949	100.0%	324,394	71.3
Cost of revenue	747,817	96.0%	388,928	85.5%	358,889	92.3
Gross profit	31,526	4.0%	66,021	14.5%	(34,495)	(52.2)
Selling, general and administrative expenses	72,262	9.3%	33,543	7.4%	38,719	115.4
(Loss) income from operations	(40,736)	(5.2)%	32,478	7.1%	(73,214)	(225.4)
Other (expense) income, net:
Interest expense, net	(12,080)	(1.6)%	(2,201)	(0.5)%	(9,879)	448.8
Contingent consideration fair value adjustment	46,291	5.9%	—	—%	46,291	—
Other (expense) income	(2,173)	(0.3)%	111	—%	(2,284)	(2,057.7)
(Loss) income before benefit (provision) for income taxes	(8,698)	(1.1)%	30,388	6.7%	(39,086)	(128.6)
Benefit (provision) for income taxes	12,942	1.7%	(13,863)	(3.0)%	26,805	(193.4)
Net income	$4,244	0.5%	$16,525	3.6%	(12,281)	(74.3)

Revenue. Revenue increased by 71.3%, or $324.4 million, during the year ended December 31, 2018 as compared to the same period in 2017. The increase in revenue is primarily due to the increased project volume, coupled with larger revenue projects in 2018. The Company generated approximately $156.3 million more in revenue related to our top ten projects under construction this year compared to the prior year and, to a lesser extent, the fourth quarter revenue of $125.6 million from our acquired businesses.

Cost of revenue. Cost of revenue increased by 92.3%, or $358.9 million, during the year ended December 31, 2018 as compared to the same period in 2017, primarily due to the larger volume of business in 2018, including cost of revenue of $115.4 million from our acquired businesses. As discussed under "Impact of Seasonality and Cyclical Nature of Our Business," cost of revenue for the year was negatively impacted by multiple severe weather events that began in the late third quarter and continued into the fourth quarter of 2018. The weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa and Michigan resulting in additional labor, equipment and material costs. Although the Company is aggressively pursuing the collection of all amounts it is contractually owed due to weather-related delays, including collections on change orders resulting from force majeure provisions of certain customer contracts, at this time, the Company anticipates that these costs will not be recovered.

Gross profit. Gross profit decreased by 52.2%, or $34.5 million, during the year ended December 31, 2018 as compared to the same period in 2017. As a percentage of revenue, gross profit declined and totaled 4.0% for the year ended December 31, 2018 as compared to 14.5% in the prior-year period. The decrease in margin was primarily due to work stoppages related to extreme weather on six projects of $35.8 million coupled with a negative impact due to the previously disclosed customer dispute, both due to unbilled revenue and costs associated with the project, of approximately $8.5 million. To a lesser extent, the remaining decrease in margin also reflected early signs of labor and other cost inflation due to increasingly robust construction markets across the country.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 115.4%, or $38.7 million, during the year ended December 31, 2018 as compared to the same period in 2017. Selling, general and administrative expenses were 9.3% of revenue for the year ended December 31, 2018, compared to 7.4% for the same period in 2017. The increase in selling, general and administrative expenses was primarily driven by $14.2 million of acquisition-related expenses incurred for our 2018 acquisitions, $8.5 million of Merger-related transaction costs and $6.9 million of staffing related expenses due to higher project volume and, to a lesser extent, the fourth quarter selling, general and administrative expenses of $8.6 million from our acquired businesses.

Interest expense, net. Interest expense, net increased by 448.8%, or $9.9 million, during the year ended December 31, 2018 as compared to the same period in 2017. This increase was driven by the increased borrowings under our lines of credit to support the increased revenue base from our wind business and our new term loan to finance the acquisition of our acquired businesses.

Contingent consideration fair value adjustment. In the fourth quarter of 2018, the Company recognized a $46.3 million adjustment to the fair value of its contingent consideration incurred in connection with the Merger. The merger agreement requires the Company to issue additional shares of our common stock to the Seller if certain financial targets for 2018 and 2019 are achieved. The Company may be required to issue such shares if the 2019 financial target is achieved. The fair value calculation derived an adjustment to the liability based on 2018 actual financial results and the expected probability of reaching the full amount of contingent consideration in 2019. See Note 8. Fair Value of Financial Instruments in Item 8 for further discussion related to inputs into the fair value adjustment.

Other income (expense). Other income decreased by 2,057.7%, or $2.3 million, to an expense of $2.2 million during the year ended December 31, 2018 as compared to the same period in 2017. The decrease in other income compared to the prior year period was primarily the result of a $1.8 million loss on the extinguishment of debt recognized in 2018.

Provision for income taxes. Income tax expense decreased by 193.4%, or $26.8 million, to a benefit of $12.9 million for the year ended December 31, 2018, compared to an expense of $13.9 million for the same period in 2017. The effective tax rates for the years ended December 31, 2018 and 2017 were 148.8% and 45.6%, respectively. The higher effective tax rate is primarily attributable to the permanent item pertaining to contingent consideration and state taxes, partially offset by tax law changes which reduced the federal statutory rate. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent adjustments and current state taxes. There were no changes in uncertain tax positions during the years ended December 31, 2018 and 2017.

Comparison of Years Ended December 31, 2017 and 2016

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Year Ended December 31,				2017 vs. 2016
(in thousands, except percentages)	2017		2016		$ Change	% Change
Revenue	$454,949	100.0%	$602,665	100.0%	(147,716)	(24.5)
Cost of revenue	388,928	85.5%	517,419	85.9%	(128,491)	(24.8)
Gross profit	66,021	14.5%	85,246	14.1%	(19,225)	(22.6)
Selling, general and administrative expenses	33,543	7.4%	30,705	5.1%	2,838	9.2
Income from operations	32,478	7.1%	54,541	9.0%	(22,063)	(40.5)
Other (expense) income, net:
Interest expense, net	(2,201)	(0.5)%	(516)	(0.1)%	(1,685)	326.6
Other income	111	—%	213	—%	(102)	(47.9)
Income before (provision) benefit for income taxes	30,388	6.7%	54,238	9.0%	(23,850)	(44.0)
(Provision) benefit for income taxes	(13,863)	(3.0)%	10,213	1.7%	(24,076)	(235.7)
Net income from continuing operations	16,525	3.6%	64,451	10.7%	(47,926)	(74.4)
Net income from discontinued operations	—	—%	1,087	0.2%	(1,087)	(100.0)
Net income	$16,525	3.6%	$65,538	10.9%	(49,013)	(74.8)

Revenue. For the year ended December 31, 2017, consolidated revenue decreased to $454.9 million from $602.7 million, a decrease of approximately $147.7 million, or 24.5%, as compared with the prior year. In 2016, a refocus on U.S. wind energy construction, as well as a pull forward of volume in anticipation of a decline in tax credits in 2017, resulted in higher revenue in 2016 and caused a slow-down in projects in 2017. Ultimately, the tax credits were extended in 2017, but revenue in the fourth quarter of 2017 was negatively impacted by uncertainty caused by the legislative process for enacting the 2017 Tax Act, which caused some participants in the renewable energy industry to delay new development projects until the ultimate terms of the 2017 Tax Act could be evaluated.

Cost of revenue. Cost of revenue was $388.9 million, or 85.5% of revenue, for the year ended December 31, 2017, as compared to $517.4 million, or 85.9% of revenue, for the same period in 2016, for a decrease of approximately $128.5 million, or 24.8%. The decrease in the dollar amount cost of revenue was primarily driven by decreased project activity. We were able to achieve a slight reduction in our cost of revenue percentage primarily through our continued focus on operating efficiency.

Gross profit. Gross profit decreased by $19.2 million, or 22.6%, to $66.0 million for the year ended December 31, 2017, as compared to $85.2 million for the same period in 2016. The decrease in 2017 gross profit was due to decreased project activity relative to the prior year. A refocus on core U.S. operations and strengthened project controls in 2016 carried over to 2017 allowing us to maintain gross profit as a percentage of revenue of 14.5%, as compared to 14.1% in 2016.

Selling, general and administrative expenses. Selling, general and administrative expenses were $33.5 million, or 7.4% of revenue for the year ended December 31, 2017, as compared to $30.7 million, or 5.1% of revenue for the same period in 2016, an increase of $2.8 million, or 9.2%. The increase in selling, general and administrative expenses was primarily driven by an increase to diversification selling, general and administrative expenses related to our recent initiatives to grow our solar and transmission businesses of $3.8 million, as well as $3.8 million consulting fees and professional expenses, offset by a decrease in payments of employee incentives.

Interest expense, net. Interest expense, net of interest income, was $2.2 million for the year ended December 31, 2017 as compared to $0.5 million for the same period in 2016. This increase was primarily driven by a significant increase in equipment financed under capital leases.

Other income. Other income was $0.1 million for the year ended December 31, 2017 as compared to $0.2 million for the same period in 2016. The decrease in other income was primarily driven by lower gains on the sale of assets in 2017.

(Provision) benefit for income taxes. Income tax provision was $13.9 million for the year ended December 31, 2017 as compared with a tax benefit of $10.2 million for the year ended December 31, 2016, an increase of approximately $24.1 million. The increase in provision for income taxes was primarily driven by the release of the valuation allowance during 2016.

Net income from discontinued operations. Net income from discontinued operations was $1.1 million for the year ended December 31, 2016 and related to the wind down of our Canadian operations that concluded in 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, our cash balances and availability under our revolving credit facility. Our primary liquidity needs are for working capital, debt service, interest on our preferred stock, income taxes, capital expenditures, insurance collateral, and strategic acquisitions in the form of cash and letters of credit.

We anticipate that our existing cash balances, funds generated from operations and borrowings will be sufficient to meet our cash requirements for the next twelve months. As of December 31, 2018, we had approximately $71 million in cash and no availability under our credit facility. To the extent that cash from operations and borrowings under our revolving credit facility are not sufficient to meet our liquidity needs in the next twelve months, we expect to access other sources of liquidity through alternative sources such as issuance of debt and equity securities, expansions of our credit facility or other sources. There can be no assurance that any such sources will be available or if they are available that we can obtain capital from such sources on commercially reasonable terms.

Capital Expenditures

For the year ended December 31, 2018, we incurred $49.0 million in equipment purchases under capital lease and an additional $4.2 million in cash purchases. We estimate that we will spend approximately two percent of revenue for capital expenditures in 2019. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

Generally, we receive 5% to 10% cash payments from our customers upon the inception of the projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2018, substantially all of our costs and estimated earnings in excess of billings on uncompleted contracts will be billed to customers in the normal course of business. Net accounts receivable balances, which consist of contract billings as well as costs and estimated earnings in excess of billings on uncompleted contracts and retainage, increased to $272.5 million as of December 31, 2018 from $79.6 million as of December 31, 2017, due primarily to higher levels of revenue, timing of project activity and collection of billings to customers.

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

Sources and Uses of Cash

Sources and uses of cash are summarized below for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in) operating activities	$47,018	$(9,109)	$53,591
Net cash used in investing activities	(169,834)	(3,508)	(3,000)
Net cash provided by (used in) financing activities	189,250	(4,113)	(29,617)

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2018 was $47.0 million as compared to net cash used in operating activities of $9.1 million for the same period in 2017. The increase in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The increase is primarily attributable to $122.6 million less cash paid for accounts payable and accrued liabilities, coupled with a $46.6 million increase from billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by $45.3 million less cash collected from accounts receivable, a decrease in operating income (excluding non-cash items) of $61.5 million and additional cash paid for interest of $8.6 million.

The $62.7 million decrease in operating cash flow for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to $45.1 million more cash paid for accounts payable and accrued liabilities, coupled with a $33.0 million decrease from billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by $30.0 million more cash collected from accounts receivable.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2018 was $169.8 million as compared to $3.5 million for the same period in 2017. The increase in net cash used in investing activities in 2018 primarily reflects the net cash paid for two acquisitions of $166.7 million. The $0.5 million decrease in investing cash flow for the year ended December 31, 2017 as compared to the same period in 2016 was due to a $1.5 million increase in use of cash for company-owned life insurance, offset by a $0.6 million decrease in property, plant and equipment purchases and a $0.4 million increase in proceeds received from the sale of property, plant and equipment.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2018 was $189.3 million as compared to net cash used in financing activities of $4.1 million for the same period in 2017. The $193.4 million increase in cash in 2018 is primarily attributable to an increase in net proceeds from debt of $189.6 million, coupled with reduced distributions of $34.7 million, which was partially offset by a $25.8 million use of cash in connection with the Merger and a $4.1 million increase in capital lease payments. The $25.5 million increase in financing cash flow for the year ended December 31, 2017 as compared to the same period in 2016 was primarily driven by $33.7 million of proceeds received from our old line of credit in 2017 compared to $27.9 million of payments in 2016, partially offset by $34.7 million of distributions in 2017.

Debt

For further discussion of our term loan facility, our revolving line of credit and corresponding debt covenants, see Note 9. Debt in the notes to our audited consolidated financial statements included in Item 8.

Letters of Credit and Surety Bonds

In the ordinary course of business, we are required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, we would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2018 and 2017, we were contingently liable under letters of credit issued under our respective revolving lines of credit in the amount of $3.0 million and $5.9 million, respectively, related to projects. In addition, as of December 31, 2018 and 2017, we had outstanding surety bonds on projects of $1.68 billion and $535.5 million, respectively, which includes the bonding lines of the acquired companies as of December 31, 2018.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of December 31, 2018:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt (principal)(1)	$351,841	$32,580	$62,279	$106,944	$150,038
Debt (interest)(2)	130,937	30,084	51,648	39,556	9,649
Capital leases(3)	71,197	21,240	37,254	12,703	—
Operating leases(4)	34,167	6,674	8,461	4,329	14,703
Total	$588,142	$90,578	$159,642	$163,532	$174,390
———

(1)	Represents the contractual principal payment due dates on our outstanding debt.

(2)	Includes variable rate interest using December 31, 2018 rates.

(3)
We have obligations, exclusive of associated interest, recognized under various capital leases for equipment totaling $63.5 million at December 31, 2018. Net amounts recognized within property, plant and equipment, net in the consolidated balance sheet under these capitalized lease agreements at December 31, 2018 totaled $66.8 million.

(4)
We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, liabilities associated with deferred compensation plans and liabilities associated with certain indemnification and guarantee arrangements. See Note 9. Debt and Note 10. Commitments and Contingencies to our consolidated financial statements for further discussion pertaining to certain of our off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1. Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in this Annual Report on 10-K for disclosures concerning recently issued accounting standards. These disclosures are incorporated herein by reference.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. Estimated backlog represents the amount of revenue we expect to realize beyond 2020 from the uncompleted portions of existing construction contracts, including new contracts under which work has not begun and awarded contracts for which the definitive project documentation is being prepared, as well as revenue from change orders and renewal options. Estimated backlog for work under fixed price contracts and cost-reimbursable contracts is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Cost-reimbursable contracts are included in backlog based on the estimated total contract price upon completion.

As of December 31, 2018, our total backlog was approximately $2.1 billion compared to $1.1 billion as of December 31, 2017. The $1.0 billion increase is primarily related to $833.7 million of backlog related to our acquisitions coupled with $166.3 million of an increase in backlog related to our legacy IEA business. Based on historical trends in the Company’s backlog, we believe awarded contracts to be firm and that the revenue for such contracts will be recognized over the life of the project. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Backlog is not a term recognized under GAAP, although it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others. See ‘‘Item 1A. Risk Factors’’ for a discussion of the risks associated with our backlog.

Quarterly Financial Information (Unaudited)

Summarized quarterly results of operations for the year ended December 31, 2018 were as follows:

($ in thousands, except per share data)	Q1	Q2	Q3	Q4
Revenue	$50,135	$174,073	$279,279	$275,856
Gross profit	(3,085)	16,799	27,008	(9,196)
(Loss) income from operations	(20,045)	7,601	10,044	(38,336)
Net (loss) income	(17,392)	4,915	5,736	10,985

Net (loss) income per common share - basic	$(0.81)	$0.20	$0.24	$(1.63)
Net (loss) income per common share - diluted	$(0.81)	$0.14	$0.17	$(1.63)

Weighted average common shares outstanding - basic	21,577,650	21,577,650	21,577,650	21,928,029
Weighted average common shares outstanding - diluted	21,577,650	34,392,159	34,100,088	21,928,029

Summarized quarterly results of operations for the year ended December 31, 2017 were as follows:

($ in thousands, except per share data)	Q1	Q2	Q3	Q4
Revenue	$52,256	$106,042	$177,830	$118,821
Gross profit	8,064	14,204	24,304	19,449
Income from operations	1,997	5,809	14,813	9,859
Net income	1,390	3,588	9,155	2,392

Net income per common share - basic and diluted	$0.06	$0.17	$0.42	$0.11

Weighted average common shares outstanding - basic and diluted	21,577,650	21,577,650	21,577,650	21,577,650

Certain transactions affecting comparisons of the Company's quarterly results, which may not represent the amounts recognized for the full year for such transactions, include the following:

•	The Company completed a merger with a special purpose acquisition corporation in the first quarter of 2018 and therefore had significant transaction costs of $8.5 million.

•	There were two acquisitions completed in the second half of 2018, which contributed to Revenue and Cost of Revenue of $125.6 million and $115.4 million, respectively.

•	Certain projects incurred significant weather related costs in the fourth quarter of 2018, that increased costs required to complete those projects and decreased gross margin significantly.

•
Net income used in calculation of earnings per share reflects payment of $1.6 million of preferred dividends and an adjustment of $46.3 million for the contingent consideration fair value adjustment in 2018. See Note 11. Earnings (Loss) Per Share in the notes to the audited consolidated financial statements included in Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are subject to concentrations of credit risk related to our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. We grant credit under normal payment terms, generally without collateral, and as a result, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened if there is depressed economic and financial market conditions. However, we believe the concentration of credit risk related to billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the high creditworthiness and diversity of our customers.

Interest Rate Risk

Borrowings under our new credit facility are at variable rates of interest and expose us to interest rate risk. As of December 31, 2018, we had not entered into any derivative financial instruments to manage this interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Our outstanding principal on debt as of December 31, 2018 was $351.8 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $3.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Infrastructure and Energy Alternatives, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Infrastructure and Energy Alternatives, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of operations, stockholders' equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 14, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Infrastructure and Energy Alternatives, Inc. and Subsidiaries
Indianapolis, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Infrastructure and Energy Alternatives, Inc. and Subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company's auditor since 2016.

/s/ Crowe LLP

Crowe LLP
Indianapolis, Indiana
February 19, 2018

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Balance Sheets
($ in thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$71,311	$4,877
Accounts receivable, net	225,366	60,981
Costs and estimated earnings in excess of billings on uncompleted contracts	47,121	18,613
Prepaid expenses and other current assets	12,864	862
Total current assets	356,662	85,333

Property, plant and equipment, net	176,178	30,905
Intangible assets, net	50,874	69
Goodwill	40,257	3,020
Company-owned life insurance	3,854	4,250
Deferred income taxes	11,215	3,080
Other assets	188	46
Total assets	$639,228	$126,703

Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$158,075	$23,880
Accrued liabilities	94,059	46,150
Billings in excess of costs and estimated earnings on uncompleted contracts	62,234	7,398
Current portion of capital lease obligations	17,615	4,691
Line of credit - short-term	—	33,674
Current portion of long-term debt	32,580	—
Total current liabilities	364,563	115,793

Capital lease obligations, less current portion	45,912	15,899
Long-term debt, less current portion	295,727	—
Deferred compensation	6,157	5,030
Contingent consideration	23,082	—
Total liabilities	735,441	136,722

Commitments and contingencies:

Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; 34,965 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	34,965	—

Stockholders' equity (deficit):
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 22,155,271 and 21,577,650 shares issued and outstanding at December 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	4,751	—
Accumulated deficit	(135,931)	(10,021)
Total stockholders' deficit	(131,178)	(10,019)
Total liabilities, preferred stock and stockholders' deficit	$639,228	$126,703

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Operations
($ in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$779,343	$454,949	$602,665
Cost of revenue	747,817	388,928	517,419
Gross profit	31,526	66,021	85,246

Selling, general and administrative expenses	72,262	33,543	30,705
(Loss) income from operations	(40,736)	32,478	54,541

Other (expense) income, net:
Interest expense, net	(12,080)	(2,201)	(516)
Contingent consideration fair value adjustment	46,291	—	—
Other (expense) income	(2,173)	111	213
(Loss) income before benefit (provision) for income taxes	(8,698)	30,388	54,238

Benefit (provision) for income taxes	12,942	(13,863)	10,213

Net income from continuing operations	4,244	16,525	64,451

Net income from discontinued operations	—	—	1,087

Net income	$4,244	$16,525	$65,538

Net (loss) income from continuing operations per common share - basic and diluted	$(2.01)	$0.77	$2.99
Net income from discontinued operations per common share - basic and diluted	—	—	0.05
Net (loss) income per common share - basic and diluted	$(2.01)	$0.77	$3.04

Weighted average common shares outstanding - basic and diluted	21,665,965	21,577,650	21,577,650

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity (Deficit)
	Shares	Par Value
Balance, January 1, 2016	—	$—	$12,563	$(88,674)	$267	$(75,844)
Retroactive effect of shares issued in 2018 Merger	21,578	2	(2)	—	—	—
Net income	—	—	—	65,538	—	65,538
Change in foreign currency translation	—	—	—	—	(780)	(780)
Cumulative translation adjustment on discontinued operations	—	—	—	—	513	513
Share-based compensation	—	—	161	—	—	161
Conversion of subordinated debt into equity	—	—	23,287	—	—	23,287
Balance, December 31, 2016	21,578	2	36,009	(23,136)	—	12,875
Net income	—	—	—	16,525	—	16,525
Share-based compensation	—	—	53	—	—	53
Distributions	—	—	(31,328)	(3,410)	—	(34,738)
Distribution of land and building	—	—	(4,734)	—	—	(4,734)
Balance, December 31, 2017	21,578	2	—	(10,021)	—	(10,019)
Net income	—	—	—	4,244	—	4,244
Share-based compensation	—	—	1,072	—	—	1,072
Issuance of common stock	577	—	5,276	—	—	5,276
Issuance of preferred stock	—	—	—	(34,965)	—	(34,965)
Contingent consideration	—	—	—	(69,373)	—	(69,373)
Merger recapitalization transaction	—	—	—	(25,816)	—	(25,816)
Preferred dividends	—	—	(1,597)	—	—	(1,597)
Balance, December 31, 2018	22,155	$2	$4,751	$(135,931)	$—	$(131,178)

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$4,244	$16,525	$65,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,699	5,044	3,443
Contingent consideration fair value adjustment	(46,291)	—	—
Amortization of debt discounts and issuance costs	1,321	—	—
Loss on extinguishment of debt	1,836	—	—
Interest accrual on subordinated debt	—	—	1,862
Share-based compensation expense	1,072	53	161
Deferred compensation	(482)	944	(446)
Allowance for doubtful accounts	(174)	81	(11,942)
Deferred income taxes	(12,017)	11,451	(14,687)
Other, net	1,034	(244)	(847)
Changes in operating assets and liabilities:
Accounts receivable	(36,430)	8,915	(21,089)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,901)	(4,470)	2,093
Prepaid expenses and other assets	(2,123)	587	(539)
Accounts payable and accrued liabilities	95,398	(27,212)	17,862
Billings in excess of costs and estimated earnings on uncompleted contracts	25,832	(20,783)	12,182
Net cash provided by (used in) operating activities	47,018	(9,109)	53,591
Cash flows from investing activities:
Company-owned life insurance	396	(2,036)	(514)
Purchases of property, plant and equipment	(4,230)	(2,248)	(2,821)
Proceeds from sale of property, plant and equipment	690	776	335
Acquisition of businesses, net of cash acquired	(166,690)	—	—
Net cash used in investing activities	(169,834)	(3,508)	(3,000)
Cash flows from financing activities:
Proceeds from long-term debt and line of credit - short-term	497,272	33,674	—
Payments on long-term debt	(155,359)	—	—
Payments on line of credit - short-term	(38,447)	—	(27,946)
Extinguishment of debt	(53,549)	—	—
Debt financing fees	(26,641)	—	—
Payments on capital lease obligations	(7,138)	(3,049)	(1,671)
Distributions	—	(34,738)	—
Preferred dividends	(1,072)	—	—
Merger recapitalization transaction	(25,816)	—	—
Net cash provided by (used in) financing activities	189,250	(4,113)	(29,617)
Effect of currency translation on cash	—	—	633
Net change in cash and cash equivalents	66,434	(16,730)	21,607
Cash and cash equivalents, beginning of the period	4,877	21,607	—
Cash and cash equivalents, end of the period	$71,311	$4,877	$21,607

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Cash Flows
($ in thousands)
(Continued)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures:
Cash paid for interest	$10,817	$2,221	$1,189
Cash paid (refund) for income taxes	(962)	3,686	2,673
Schedule of non-cash activities:
Acquisition of assets/liabilities through capital lease	$48,951	$18,309	$7,501
Merger-related contingent consideration	69,373	—	—
Issuance of common stock	95,558	—	—
Issuance of preferred stock	34,965	—	—
Preferred dividends declared	525	—	—
Conversion of subordinated debt into equity	—	—	23,287
Distribution of land and building	—	4,734	—

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Notes to Consolidated Financial Statements

Note 1. Business, Basis of Presentation and Significant Accounting Policies

Infrastructure and Energy Alternatives, Inc. (f/k/a M III Acquisition Corporation (“M III”)), a Delaware corporation, is a holding company organized on August 4, 2015 (together with its wholly-owned subsidiaries, “IEA” or the “Company”).

On March 26, 2018 (the “Closing Date”), the Company consummated a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated November 3, 2017 (as amended, the “Merger Agreement”), by and among M III, IEA Energy Services, LLC (“IEA Services”), a Delaware limited liability company, Infrastructure and Energy Alternatives, LLC (the “Seller”), a Delaware limited liability company and the parent of IEA Services immediately prior to such time, and the other parties thereto, which provided for, among other things, the merger of IEA Services with and into a wholly-owned subsidiary of M III. Following the Merger, M III Acquisition Corporation changed its name to Infrastructure and Energy Alternatives, Inc. See Note 2. Merger, Acquisitions and Discontinued Operations for more information about the Merger.
On September 25, 2018, IEA Services completed its acquisition of Consolidated Construction Solutions I LLC (“CCS”), a provider of environmental and industrial engineering services through its wholly-owned subsidiaries, Saiia LLC (“Saiia”) and American Civil Constructors LLC (the “ACC Companies”). On November 2, 2018, IEA Services completed its acquisition of William Charles Construction Group, including its wholly-owned subsidiary Ragnar Benson (“William Charles”), a provider of engineering and construction solutions for the rail infrastructure and heavy civil construction industries. See Note 2. Merger, Acquisitions and Discontinued Operations for further discussion of these acquisitions.
The Company specializes in providing complete engineering, procurement and construction (“EPC”) services throughout the United States (“U.S.”) for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. Although the Company has historically focused on the wind industry, its recent acquisitions have expanded its construction capabilities and geographic footprint in the areas of renewables, environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Infrastructure and Energy Alternatives, Inc. and its wholly-owned direct and indirect domestic and foreign subsidiaries: IEA Intermediate Holdco, LLC (“Holdings”), IEA Services, IEA Management Services, Inc., IEA Constructors, Inc. (f/k/a IEA Renewable, Inc.), White Construction, Inc. (“White”), White Electrical Constructors, Inc., IEA Equipment Management, Inc., White’s wholly-owned subsidiary H.B. White Canada Corp. (“H.B. White”), and from their date of acquisition, CCS and William Charles. All intercompany accounts and transactions are eliminated in consolidation.

The Company operates in one reportable segment, providing EPC services. Operations prior to the Merger are the historical operations of IEA Services as discussed in Note 2. Merger, Acquisitions and Discontinued Operations.

Basis of Accounting and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue less project cost of revenue), in particular, on construction contracts accounted for under the percentage-of completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; fair value estimates, including those related to acquisitions and contingent consideration; valuations of goodwill and intangible assets; asset lives used in computing depreciation and amortization; accrued self-insured claims; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations, actual results could differ materially from those estimates.

“Emerging Growth Company” Reporting Requirements

The Company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. Among other things, the Company is not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Section 107 of the JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. The Company's financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

The Company would cease to be an “emerging growth company” upon the earliest of:

•	the last day of the fiscal year following July 6, 2021, the five-year anniversary of the completion of M III's initial public offering;

•	the last day of the fiscal year in which the Company's total annual gross revenues exceed $1.07 billion;

•	the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or

•
the date on which the Company becomes a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of the Company's common stock held by nonaffiliates exceeds $700 million as of the last day of its most recently completed second fiscal quarter.

The Company continues to monitor its status as an “emerging growth company” and is currently preparing, and expects to be ready to comply with, the additional reporting and regulatory requirements that will be applicable when it ceases to qualify as an “emerging growth company.”

Cash and Cash Equivalents

The Company considers all unrestricted, highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

The Company does not accrue interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Accounts receivable include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Accounts receivable include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a small portion of progress billings on the contract price, typically 10%, to be withheld by the customer until after the Company has completed work on the project. Based on the Company’s experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not collected within one year.

The Company grants trade credit, on a non-collateralized basis, to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company analyzes specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible, the account balance is written off against the allowance for doubtful accounts.

Revenue Recognition

Revenue under construction contracts is accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on costs incurred. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation and the operational costs of capital equipment. The Company also has unit-price contracts that were not significant as of December 31, 2018.

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

Revenue derived from projects billed on a fixed-price basis totaled 96.2%, 97.8% and 90.4% of consolidated revenue from continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 3.8%, 2.2% and 9.6% of consolidated revenue from continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

For an approved change order which can be reliably estimated as to price, the anticipated revenues and costs associated with the change order are added to the total contract value and total estimated costs of the project, respectively. When costs are incurred for a) an unapproved change order which is probable to be approved or b) an approved change order which cannot be reliably estimated as to price, the total anticipated costs of the change order are added to both the total contract value and total estimated costs for the project. Once a change order becomes approved and reliably estimable, any margin related to the change order is added to the total contract value of the project. The Company actively engages in substantive meetings with its customers to complete the final approval process and generally expects these processes to be completed within a year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.

Provisions for losses on uncompleted contracts are made in the period in which such losses become evident. The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer and specific discussions, correspondence and/or preliminary negotiations with the customer.

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %			Accounts Receivable %
	Year Ended December 31,			December 31,
	2018	2017	2016	2018	2017
Interstate Power and Light Company	21.0%	*	*	20.0%	*
Union Pacific Railroad	*	*	*	19.0%	*
Trishe Wind Ohio, LLC	*	*	*	*	17.0%
Thunder Ranch Wind Project, LLC	*	21.0%	*	*	15.0%
Twin Forks Wind Farm, LLC	*	11.0%	*	*	*
Bruenning's Breeze Wind Farm, LLC	*	11.0%	*	*	*
EDF Renewable Development, Inc.	*	14.0%	11.0%	*	11.0%
Cimarron Bend Wind Project, LLC	*	*	17.0%	*	*
Osborn Wind Energy, LLC	*	*	11.0%	*	*
———
* Amount was not above 10% threshold.

Classification of Construction Contract-Related Assets and Liabilities

Contract costs include all direct subcontract, material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, insurance, repairs, maintenance, communications and use of Company-owned equipment. Contract revenues are earned and matched with related costs as incurred.

Costs and estimated earnings in excess of billings on uncompleted contracts are presented as a current asset in the accompanying consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a current liability in the accompanying consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practice, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities. These balances are generally settled within one year.

Self-Insurance

The Company is self-insured up to the amount of its deductible for its medical and workers’ compensation insurance policies. For the years ended December 31, 2018, 2017 and 2016, the Company maintained insurance policies subject to per claim deductibles of $0.5 million, for its workers' compensation policy. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported with assistance from third-party actuaries. The Company’s liability for employee group medical claims is based on analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is also required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states.

The Company’s self-insurance liability is reflected in the consolidated balance sheets within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly, however, these insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends. Although management believes its accruals are adequate, a change in experience or actuarial assumptions could materially affect the Company’s results of operations in a particular period. As of December 31, 2018 and 2017, the gross amount accrued for medical insurance claims totaled $0.6 million and $0.4 million, respectively, and the gross amount accrued for workers’ compensation claims totaled $2.1 million and $1.7 million, respectively. For the years ended December 31, 2018, 2017 and 2016, health care expense totaled $2.4 million, $1.1 million and $5.0 million, respectively, and workers' compensation expense totaled $5.8 million, $3.4 million and $3.2 million, respectively.

Company-Owned Life Insurance

The Company has life insurance policies on certain key executives. Company-owned life insurance is recorded at its cash surrender value or the amount that can be realized.

As of December 31, 2018 and 2017, the Company had a long-term asset of $3.9 million and $4.3 million, respectively, related to these policies. For the years ended December 31, 2018, 2017 and 2016, the Company recognized a decrease of $0.4 million and increases of $2.0 million and $0.5 million, respectively, in the cash surrender value of these policies.

Leases

The Company leases certain real estate, construction equipment and office equipment. The terms and conditions of leases (such as renewal or purchase options and escalation clauses), if material, are reviewed at inception to determine the classification (operating or capital) of the lease. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification.

Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost, or if acquired in a business combination, at the acquisition-date fair value. Depreciation of property, plant and equipment, including property and equipment under capital leases, is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in other income or expense.

The assets’ estimated lives used in computing depreciation for property, plant and equipment are as follows:

Buildings and leasehold improvements	2 to 39 years
Construction equipment	3 to 15 years
Office equipment, furniture and fixtures	3 to 7 years
Vehicles	3 to 5 years

Intangible Assets, Net

The Company's intangible assets represent finite-lived assets that were acquired in a business combination, consisting of customer relationships, trade names and backlog, and are recorded at acquisition-date fair value. These assets are amortized over their estimated lives, which are generally based on contractual or legal rights. Amortization of customer relationship and trade name intangibles is recorded within selling, general and administrative expenses in the consolidated statements of operations, and amortization of backlog intangibles is recorded within cost of revenue. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or otherwise used up. The amounts and useful lives assigned to intangible assets acquired impact the amount and timing of future amortization.

Impairment of Property, Plant and Equipment and Intangibles

Management reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. There were no impairments of property, plant and equipment or intangible assets recognized during the years ended December 31, 2018, 2017 and 2016.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of acquired intangible and tangible assets. The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. Accordingly, goodwill is not amortized but rather is assessed at least annually for impairment on July 1st and tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment.

The Company may also elect to initially perform a quantitative analysis instead of starting with a qualitative approach. The quantitative assessment for goodwill was historically a two-step process. As discussed below, as of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other, Simplifying the Accounting for Goodwill Impairment, which removed the second step of the quantitative goodwill impairment test. The first (and now final) step requires comparing the carrying value of a reporting unit, including goodwill, to its fair value using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate and selection of a terminal year multiple. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the Company would record an impairment charge equal to the difference, not to exceed the carrying amount of goodwill.

For the years ended December 31, 2018, 2017 and 2016, management performed a qualitative assessment for its goodwill by examining relevant events and circumstances that could have an affect on its fair value, such as macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. Based on evaluation of these qualitative assessments, it was determined that there was no goodwill impairment for these years.

Business Combinations

The Company accounts for its business combinations in accordance with ASC 805, Business Combinations, which requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interests (if applicable) in the acquiree at the acquisition date. The purchase is accounted for using the acquisition method, and the fair value of purchase consideration is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess, if any, of the fair value of the purchase consideration over the fair value of the identifiable net assets is recorded as goodwill. Conversely, the excess, if any, of the net fair values of the identifiable net assets over the fair value of the purchase consideration is recorded as a gain. The fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques, and these valuations require management to make significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and as a result, actual results may materially differ from estimates. Significant estimates include, but are not limited to, future expected cash flows, useful lives and discount rates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to either goodwill or gain, depending on whether the fair value of purchase consideration is in excess of or less than net assets acquired. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition costs related to business combinations are expensed as incurred.

Contingent Consideration

As part of the Merger, the Company agreed to issue additional common shares to the Seller upon satisfaction of financial targets for 2018 and 2019. This contingent liability, which is presented as contingent consideration in the consolidated balance sheet, was measured at its estimated fair value as of the Closing Date using a Monte Carlo simulation and subsequent changes in fair value are recorded within other (expense) income, net in the consolidated statement of operations. See Note 8. Fair Value of Financial Instruments for further discussion.

Debt Issuance Costs

Financing costs incurred with securing a term loan are deferred and amortized to interest expense, net over the maturity of the respective loan using the effective interest method and are presented as a direct deduction from the carrying amount of the related debt. Financing costs incurred with securing a revolving line of credit are deferred and amortized to interest expense, net over the contractual term of the arrangement on a straight-line basis and are presented as a direct deduction from the carrying amount of the related debt.

Stock-Based Compensation

IEA has an equity plan which grants stock options (“Options”) and restricted stock units (“RSUs”) to certain key employees and members of the Board of Directors of the Company (the “Board”) for their services on the Board. The Company recognizes compensation expense for these awards in accordance with the provisions of ASC 718, Stock Compensation, which requires the recognition of expense related to the fair value of the awards in the Company’s consolidated statement of operations.

The Company estimates the grant-date fair value of each award at issuance. For awards subject to service-based vesting conditions, the Company recognizes compensation expense equal to the grant-date fair value on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are accounted for when incurred. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), which enacted major changes to the U.S. tax code, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company’s U.S. deferred income tax balances were required to be remeasured in 2017. Management considered the implications of the 2017 Tax Act, including the rate change, 100% immediate expensing, toll charge, Alternative Minimum Tax (“AMT”) credit change and state impacts on the calculation of the provision for income taxes for the year ended December 31, 2017. The effect of these changes in tax law was $0.3 million, which the Company recognized within the provision for income taxes in the consolidated statement of operations for the year ended December 31, 2017.

The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Litigation and Contingencies

Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:
Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions and valuation techniques when little or no market data exists for the assets or liabilities.

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision makers are the chief executive officer and chief financial officer. The Company operates as a single segment and therefore reports its operations as one reportable segment.

Discontinued Operations

The Company accounts for business dispositions, businesses held for sale and abandonments in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. See Note 2. Merger, Acquisitions and Discontinued Operations for further information.

Recently Adopted Accounting Standards - Guidance Adopted in 2018

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. This ASU, which the Company adopted early (based on its “emerging growth company” status) as of January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities, and is required to be applied retrospectively. This ASU, which the Company adopted early (based on its “emerging growth company” status) as of January 1, 2018, did not have a material effect on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes the second step of the two-step goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard must be applied on a prospective basis. This ASU, which the Company adopted early as of January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The amendments should be applied prospectively on or after the effective dates. Accordingly, the Company’s early adoption of this ASU (based on its “emerging growth company” status) as of January 1, 2018 did not have an impact on the Company’s historical financial statements. Based on the Company’s evaluation of the new guidance, the Company determined that its acquisition of CCS and its acquisition of William Charles both qualify to be accounted for as business combinations. See Note 2. Merger, Acquisitions and Discontinued Operations for further discussion of these acquisitions.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU was effective upon issuance and added seven paragraphs to ASC 740, Income Taxes, that contain Securities and Exchange Commission (“SEC”) guidance related to the application of GAAP when preparing an initial accounting of the income tax effects of the 2017 Tax Act which, among other things, allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. Accordingly, the Company finalized its initial accounting of the income tax effects of the 2017 Tax Act during the year ended December 31, 2018, with no adjustments to the provisional amounts initially recognized as of December 31, 2017.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued additional guidance deferring the effective date for one year while allowing entities the option to adopt one year early. For public companies, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that annual reporting period. For as long as the Company remains an “emerging growth company,” the guidance will be effective for its fiscal year 2019 annual financial statements and for interim periods beginning in fiscal year 2020. Under the guidance, there are two acceptable adoption methods: (i) full retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) modified retrospective adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. The Company continues to evaluate the impact the adoption of this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is effective for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 requires entities to adopt the new lease standard using a modified retrospective method and initially apply the related guidance at the beginning of the earliest period presented in the financial statements. During July 2018, the FASB issued ASU 2018-11, which allows for an additional and optional transition method under which an entity would record a cumulative-effect adjustment at the beginning of the period of adoption. See Note 10. Commitments and Contingencies for additional information about the Company's leases. For as long as the Company remains an “emerging growth company,” the new guidance will be effective for its fiscal year 2020 annual financial statements and for the interim statements beginning in fiscal year 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for recurring and non-recurring fair value measurements, such as the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. Certain disclosures per this ASU are required to be applied on a retrospective basis and others on a prospective basis. The Company is currently assessing the impact these changes will have on its disclosure requirements for fair value measurement.

Management has evaluated other recently issued accounting pronouncements and does not believe that they will have a significant impact on the Company's consolidated financial statements and related disclosures.

Note 2. Merger, Acquisitions and Discontinued Operations

Merger and Recapitalization

The Merger, as described in Note 1. Business, Basis of Presentation and Significant Accounting Policies, has been accounted for as a reverse recapitalization in accordance with GAAP. As such, IEA Services is treated as the continuing company and M III is treated as the ‘‘acquired’’ company for financial reporting purposes. This determination was primarily based on IEA Services’ operations comprising substantially all of the ongoing operations of the post-combination company, M III directors not constituting a majority of the Board of the post-combination company, IEA Services’ senior management comprising substantially all of the senior management of the post-combination company and the Seller holding a 48.3% voting interest in the Company, while no single M III shareholder holds more than a 20% voting interest. Accordingly, for accounting purposes, the Merger is treated as the equivalent of IEA Services issuing stock for the net assets of M III, accompanied by a recapitalization. The net assets of M III are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are the historical operations of IEA Services.

The amount of merger consideration paid at the Closing Date to IEA (the “Merger Consideration”) was $81.4 million in cash, and 10,428,500 shares of common stock and 34,965 shares of Series A convertible preferred stock with an aggregate stated value of $126.3 million at the Closing Date. Immediately following the closing, the Seller owned approximately 48.3% of the Company’s common stock and other stockholders owned approximately 51.7% of the Company’s outstanding common stock. The Merger Consideration was subject to adjustment based on final determinations of IEA Services’ closing date working capital and indebtedness, which determination was finalized approximately 45 days after the Closing Date with minimal impact to the Merger Consideration as calculated on the Closing Date of the Merger.

Pursuant to the Merger Agreement, the Company is required to issue to the Seller up to an additional 9,000,000 common shares in the aggregate based upon satisfaction of financial targets for 2018 and 2019. See Note 8. Fair Value of Financial Instruments for further discussion.

Acquisitions

CCS

On September 25, 2018, IEA Services acquired CCS for $106.6 million in cash. The Company financed this acquisition through borrowings on its new credit facility as discussed in Note 9. Debt.

The wholly-owned subsidiaries of CCS, Saiia and the ACC Companies, generally enter into long-term contracts with both government and non-government customers to provide EPC services for environmental, heavy civil and mining projects. As discussed in Note 1. Business, Basis of Presentation and Significant Accounting Policies, this acquisition is being accounted for as a business combination under the acquisition method of accounting.

William Charles

On November 2, 2018, IEA Services acquired William Charles for $77.7 million, consisting of $73.2 million in cash and $4.5 million of the Company's common stock (477,621 common shares at $9.45 share price). The Company financed the cash portion of this acquisition through borrowings on its new credit facility as discussed in Note 9. Debt.

William Charles generally enters into long-term contracts with both government and non-government customers to provide EPC services for rail civil infrastructure, environmental and heavy civil projects. As discussed in Note 1. Business, Basis of Presentation and Significant Accounting Policies, this acquisition is being accounted for as a business combination under the acquisition method of accounting.

Acquisition Accounting

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the respective acquisition date at fair value for the business combinations described above. The estimated values are not yet finalized and are subject to potentially significant changes. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analyses. The Company expects to finalize these amounts as soon as possible but no later than one year from the respective acquisition dates.

Preliminary acquisition-date fair value (in thousands)	CCS(1)	William Charles
Cash and cash equivalents	$6,413	$6,641
Accounts receivable	58,041	69,740
Costs and estimated earnings in excess of billings on uncompleted contracts	9,512	16,095
Other current assets	1,813	7,999
Property, plant and equipment	57,449	49,078
Intangible assets:
Customer relationships(2)	19,500	7,500
Trade names(2)	8,900	4,500
Backlog(2)	8,400	5,000
Deferred income taxes(3)	(3,920)	—
Other non-current assets	134	75
Accounts payable and accrued liabilities	(25,219)	(60,962)
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,194)	(14,810)
Debt, including current portion	(52,257)	(15,672)
Capital lease obligations, including current portion	(1,124)	—
Other non-current liabilities	(704)	(907)
Total identifiable net assets	72,744	74,277
Goodwill	33,835	3,402
Total purchase consideration	$106,579	$77,679
———
(1) The estimated acquisition-date fair values pertaining to CCS reflect the following significant changes from the third quarter of 2018: a decrease to property, plant and equipment of $7.6 million, an increase to backlog intangibles of $3.2 million, an increase to debt of $6.4 million, a decrease to other non-current liabilities of $6.2 million and an increase to goodwill of $10.2 million. Additionally, $6.4 million of cash and cash equivalents that was previously presented within debt, net of cash acquired in the third quarter of 2018 was reclassified to a separate line in the table above.

(2)	See Note 6. Goodwill and Intangible Assets, Net for disclosure of the weighted average amortization period for each major class of acquired intangible asset.
(3) The Company's consolidated deferred income taxes are presented as a net deferred tax asset (long-term) in the consolidated balance sheet as of December 31, 2018.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisitions of CCS and William Charles is related to the expected, specific synergies and other benefits that the Company believes will result from combining the operations of CCS and William Charles with the operations of IEA. This goodwill is related to the Company's single reportable segment and is deductible for income tax purposes, with the exception of $4.5 million for CCS that is not deductible.

Impact of Acquisitions

The following table summarizes the results of operations included in the Company's consolidated statement of operations for CCS and William Charles from their respective date of acquisition to December 31, 2018.

	Year Ended December 31, 2018
(in thousands)	CCS	William Charles
Revenue	$76,029	$49,607
Net (loss) income	(613)	2,256

Acquisition-related costs incurred by the Company for the acquisitions of CCS and William Charles were $6.6 million and $7.6 million, respectively, for the year ended December 31, 2018, and are included within selling, general and administrative expenses in the consolidated statement of operations. Such costs primarily consisted of professional services and adviser fees. There were no acquisition-related costs incurred for the years ended December 31, 2017 and 2016.

The following table provides the supplemental unaudited pro forma total revenue and net (loss) income of the Company had the acquisition date of CCS and William Charles been the first day of IEA's fiscal 2017.

	Year Ended December 31,
Unaudited pro forma data (in thousands, except per share data)	2018	2017
Revenue	$1,257,616	$997,018
Net (loss) income	(840)	5,792
Net (loss) income per common share - basic and diluted	(2.25)	0.27

The amounts in the supplemental unaudited pro forma results apply the Company's accounting policies and reflect certain adjustments to, among other things, (i) exclude the impact of transaction costs incurred in connection with the acquisitions, (ii) include additional depreciation and amortization that would have been charged assuming the same fair value adjustments to property, plant and equipment and acquired intangibles had been applied on January 1, 2017 and (iii) include additional interest expense that would have been charged assuming the incremental borrowings the Company incurred to finance the acquisitions had been outstanding on January 1, 2017. Accordingly, these supplemental unaudited pro forma results have been prepared for comparative purposes only and are not intended to be indicative of the results of operations that would have occurred had the acquisitions actually occurred in the prior year period or indicative of the results of operations for any future period.

Discontinued Operations
As a result of significant, historical operating losses incurred for the Company's Canadian solar operations, management made the decision to abandon its operations in Canada and to refocus the business on the U.S. wind energy market. The Company completely abandoned the Canadian solar operations of H.B. White, effectively completed all significant projects in Canada and reduced or redeployed substantially all of its Canadian resources, facilities and equipment as of July 2016. Accordingly, the operating results of its operations in Canada for the year ended December 31, 2016 have been classified as discontinued operations in the consolidated statement of operations, and the carrying amounts of major classes of assets and liabilities were $0 for H.B. White as of the end of 2016. Interest expense that was specifically identifiable to debt related to supporting the Canadian solar operations of H.B. White qualified as discontinued operations and was allocated to the interest expense component within net income from discontinued operations in the Company’s consolidated statement of operations.
Major classes of line items constituting net income from discontinued operations for the year ended December 31, 2016 were as follows:

(in thousands)	Year Ended December 31, 2016
Revenue	$1,911
Cost of earned revenue, excluding depreciation	1,626
Operating expenses	1,610
Interest and other expenses, net	3,060
Gain on abandonment	(4,253)
Income tax benefit	(1,219)
Net income from discontinued operations	$1,087

The following table presents the amounts related to the discontinued operations of H.B. White that were included within the significant categories of cash flows in the consolidated statement of cash flows for the year ended December 31, 2016:

(in thousands)	Year Ended December 31, 2016
Net cash used in operating activities	$(15,539)
Net cash provided by investing activities	82
Net cash provided by financing activities	15,664

Note 3. Accounts Receivable, Net

The following table provides details of accounts receivable, net of the allowance for doubtful accounts, as of the dates indicated:

	December 31,
(in thousands)	2018	2017
Contract receivables	$161,408	$44,696
Contract retainage	64,000	16,501
Accounts receivable, gross	225,408	61,197
Less: allowance for doubtful accounts	(42)	(216)
Accounts receivable, net	$225,366	$60,981

The contract receivables amount as of December 31, 2018 includes an unapproved change order of approximately $9.2 million for which the Company is pursuing settlement through dispute resolution. There were no similar amounts included within the December 31, 2017 amount.

Gross profit for the year ended December 31, 2018 includes a charge of approximately $5.6 million related to a dispute with a specific customer concerning change orders with respect to one specific project completed in the second quarter of 2018. The Company believes that the charge reflected in the disputed change orders are properly the obligation of the customer. Nonetheless, the Company elected to settle the dispute and absorb these costs in order to maintain a valuable customer relationship. There were no similar charges included within gross profit for the years ended December 31, 2017 and 2016.

Activity in the allowance for doubtful accounts for the periods indicated was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Allowance for doubtful accounts at beginning of period	$216	$135	$12,077
Plus: provision for (reduction in) allowance	(174)	81	(10,534)
Less: write-offs, net of recoveries	—	—	(1,408)
Allowance for doubtful accounts at period-end	$42	$216	$135

Note 4. Contracts in Progress

Contracts in progress were as follows as of the dates indicated:

	December 31,
(in thousands)	2018	2017
Costs on contracts in progress	$935,820	$861,050
Estimated earnings on contracts in progress	76,883	131,997
Revenue on contracts in progress	1,012,703	993,047
Less: billings on contracts in progress	(1,027,816)	(981,832)
Net (over) under billings	$(15,113)	$11,215

The above amounts have been included in the consolidated balance sheets under the following captions:

	December 31,
(in thousands)	2018	2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$47,121	$18,613
Billings in excess of costs and estimated earnings on uncompleted contracts	(62,234)	(7,398)
Net (over) under billings	$(15,113)	$11,215

Billings in excess of costs and estimated earnings on uncompleted contracts includes a provision for loss contracts of $1.4 million and $0.0 million as of December 31, 2018 and 2017, respectively.

The Company recognizes a contract asset within costs and estimated earnings in excess of billings on uncompleted contracts in the consolidated balance sheet for revenue earned related to unapproved change orders that are probable of recovery. For the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue related to unapproved change orders of $45.0 million, $33.5 million and $17.8 million, respectively.

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of the dates indicated:

	December 31,
(in thousands)	2018	2017
Buildings and leasehold improvements	$4,614	$416
Land	19,394	—
Construction equipment	175,298	46,404
Office equipment, furniture and fixtures	2,994	1,451
Vehicles	4,991	404
Total property, plant and equipment	207,291	48,675
Accumulated depreciation	(31,113)	(17,770)
Property, plant and equipment, net	$176,178	$30,905

Depreciation expense for property, plant and equipment was $13.7 million, $5.0 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In October 2017, IEA Services made an equity distribution to the Seller in the form of land and a building with a total net book value at the date of distribution of $4.7 million.

Note 6. Goodwill and Intangible Assets, Net

The following table provides the changes in the carrying amount of goodwill for 2018 and 2017:

(in thousands)	Goodwill
January 1, 2017	$3,020
Other adjustments	—
December 31, 2017	3,020
Acquisitions	37,237
December 31, 2018	$40,257

Intangible assets, net consisted of the following as of the dates indicated:

	December 31, 2018				December 31, 2017
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life
Customer relationships	$27,000	$(814)	$26,186	7 years	$—	$—	$—	—
Trade names	13,400	(575)	12,825	5 years	820	(751)	69	1 year
Backlog	13,400	(1,537)	11,863	2 years	—	—	—	—
	$53,800	$(2,926)	$50,874		$820	$(751)	$69

Amortization expense associated with intangible assets for the years ended December 31, 2018, 2017 and 2016 totaled $3.0 million, $0.1 million and $0.1 million, respectively.

The following table provides the annual intangible amortization expense expected to be recognized for the years 2019 through 2023:

(in thousands)	2019	2020	2021	2022	2023
Amortization expense	$13,394	$11,700	$6,537	$6,537	$5,912

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	December 31,
(in thousands)	2018	2017
Accrued project costs	$61,689	$27,097
Accrued compensation and related expenses	15,939	8,855
Other accrued expenses	16,431	10,198
	$94,059	$46,150

Note 8. Fair Value of Financial Instruments

The following table presents the Company's financial instruments measured at fair value on a recurring basis, classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the consolidated balance sheets:

	December 31, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$23,082	$23,082	$—	$—	$—	$—

The following table reconciles the beginning and ending balances of recurring fair value measurements using Level 3 inputs for the year ended December 31, 2018. There were no changes in such balances for the year ended December 31, 2017.

(in thousands)	Level 3
Beginning Balance, December 31, 2017	$—
Contingent consideration issued during Merger	69,373
Fair value adjustment - (gain) recognized in other income	(46,291)
Ending Balance, December 31, 2018	$23,082

Other financial instruments of the Company not listed in the table above primarily consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values, based on the nature and short maturity of these instruments, and they are presented in the Company's consolidated balance sheets at carrying cost. Additionally, management believes that the carrying value of the Company's outstanding debt balances, further discussed in Note 9. Debt, approximate fair value due to their floating interest rates.

Contingent Consideration

Pursuant to the Merger Agreement, the Company shall issue to the Seller up to an additional 9,000,000 common shares in the aggregate, which shall be fully earned if the final 2018 and 2019 financial targets are achieved. The Company may be required to issue such shares if the 2019 financial target is achieved. As of December 31, 2018, the Company recorded the contingent consideration liability at fair value, which was estimated using a Monte Carlo simulation based on certain significant unobservable inputs, such as a risk rate premium, peer group EBITDA volatility, stock price volatility and projected Adjusted EBITDA for the Company for 2019. The calculation derived a fair value adjustment of $46.3 million to the liability based on 2018 actual financial results and the expected probability of reaching the full amount of contingent consideration in 2019.

Significant unobservable inputs used in the fair value calculation as of the periods indicated were as follows:

	December 31, 2018	March 26, 2018
Risk premium adjustment	8.0%	5.0%
Risk-free rate	2.6%	2.0%
EBITDA volatility	14.0%	24.5%
Stock price volatility	37.1%	27.9%
Correlation of EBITDA and stock price	75.0%	75.0%

Note 9. Debt

Debt consists of the following obligations as of:

	December 31,
(in thousands)	2018	2017
Line of credit - short-term	$—	$33,674

Term loan	$300,000	$—
Line of credit	46,500	—
Commercial equipment notes	5,341	—
Total principal due for long-term debt	351,841	—
Unamortized debt discount and issuance costs	(23,534)	—
Less: Current portion of long-term debt	(32,580)	—
Long-term debt, less current portion	$295,727	$—

Old Credit Facility

In connection with the closing of the Merger in March 2018, the outstanding borrowings under IEA Services' then-existing line of credit of $38.4 million were repaid using proceeds from the Merger credit facility described below, and the old credit facility was terminated. The amount outstanding as of December 31, 2017 of 33.7 million is presented as line of credit - short-term in the consolidated balance sheet as these borrowings contractually matured on December 31, 2018. The weighted average interest rate on revolving loans outstanding under this facility as of December 31, 2017 was 4.50%.

Merger Credit Facility

In conjunction with the completion of the Merger, IEA Services refinanced its prior credit facility with a new facility that provided for aggregate revolving borrowings of up to $50.0 million and a $50.0 million delayed draw term loan facility. Upon closing of the acquisition of CCS in September 2018, the outstanding borrowings under this Merger credit facility of $53.5 million were repaid, plus accrued and unpaid interest, using proceeds from the new credit facility described below, and the Merger credit facility was terminated. The Company recognized a $1.8 million loss on extinguishment of debt upon this termination, primarily due to the write-off of the unamortized debt issuance costs and discount for this facility as of such date, which is reflected within other expense in the consolidated statement of operations for the year ended December 31, 2018.

Acquisition Credit Facility

At closing of the CCS acquisition, IEA Services entered into a credit agreement for a new credit facility, which was amended and restated in connection with the closing of the William Charles acquisition, and was further amended and restated on November 16, 2018 (as amended and restated, the “A&R Credit Agreement”). The A&R Credit Agreement provides for a term loan facility of $300.0 million and a revolving line of credit of $50.0 million, which is available for revolving loans and letters of credit. Availability on the line of credit is subject to customary borrowing base calculations.

On September 25, 2018, $200.0 million was drawn on the term loan facility and $20.5 million was drawn on the line of credit to pay the CCS acquisition consideration, repay borrowings under the Merger credit facility and repay certain assumed indebtedness of Saiia and the ACC Companies. The remaining $100.0 million was drawn on the term loan facility on

November 2, 2018 to pay the cash portion of the William Charles acquisition consideration and to repay certain assumed indebtedness of William Charles, and an additional $26.0 million of revolving loans were drawn in the third and fourth quarter of 2018, to be used for working capital and other general corporate purposes, for total outstanding revolving loans of $46.5 million as of December 31, 2018. The Company capitalized $24.5 million of financing fees that were incurred to obtain this new credit facility.

Term loan borrowings mature on September 25, 2024 and are subject to quarterly amortization of principal, commencing on the last day of the first quarter of 2019, in an amount equal to 2.50% of the aggregate principal amount of such loans. Beginning with 2020, an additional annual payment is required equal to 75% of Excess Cash Flow (as defined in the A&R Credit Agreement) for the preceding fiscal year if such Excess Cash Flow is greater than $2.5 million, with the percentage of Excess Cash Flow subject to reduction based upon the Company’s consolidated leverage ratio. Borrowings under the revolving line of credit mature on September 25, 2023.

Interest on term loan borrowings accrues at an interest rate of, at the Company's option, (x) LIBOR plus a margin of 6.25% or (y) the applicable base rate plus a margin of 5.25%. Interest on revolving loans accrues at an interest rate of, at the Company's option, (x) LIBOR plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. The weighted average interest rate on borrowings under this credit facility as of December 31, 2018 was 8.82%.

Obligations under this credit facility are guaranteed by Infrastructure and Energy Alternatives, Inc., Holdings and each existing and future, direct and indirect, wholly-owned, material domestic subsidiary of Infrastructure and Energy Alternatives, Inc. other than IEA Services (together with IEA Services, the “Credit Parties”), and are secured by all of the present and future assets of the Credit Parties, subject to customary carve-outs.

Debt Covenants

The terms of the A&R Credit Agreement include customary affirmative and negative covenants and provide for customary events of default, which include, among others, nonpayment of principal or interest and failure to timely deliver financial statements. Under the A&R Credit Agreement, the financial covenant to which the Credit Parties are subject provides that the First Lien Net Leverage Ratio (as defined therein) may not exceed (i) prior to the fiscal quarter ending December 31, 2020, 3.50:1.0 and (ii) from and after the fiscal quarter ending December 31, 2020, 2.25:1.0. The A&R Credit Agreement also includes certain limitations on the payment of cash dividends on the Company's common shares and provides for other restrictions on (subject to certain exceptions) liens, indebtedness (including guarantees and other contingent obligations), investments (including loans, advances and acquisitions), mergers and other fundamental changes and sales and other dispositions of property or assets, among others.

Assumed Debt from Acquisitions

In connection with the acquisitions of CCS and William Charles, the Company assumed certain indebtedness of these companies. The Company repaid a majority of this indebtedness upon closing of the acquisitions using proceeds from the A&R Credit Agreement as discussed above but $5.3 million of commercial equipment notes remained outstanding as of December 31, 2018. The weighted average interest rate on this debt as of December 31, 2018 was 4.95%.

Subordinated Debt Second Lien Term Loan Agreement

On December 31, 2016, the outstanding principal and accrued interest for a second lien term loan of $23.3 million was converted into 23,268,846 non-voting, interest-bearing preferred units of the Seller, and the Seller contributed the debt interests to IEA Services as a contribution to capital. Accordingly, no amounts are currently outstanding for this loan, and the agreement was terminated as of December 31, 2016.

Contractual Maturities

Contractual maturities of the Company's outstanding principal on debt obligations as of December 31, 2018 are as follows:

(in thousands)	Maturities
2019	$32,580
2020	31,518
2021	30,761
2022	30,369
2023	76,575
Thereafter	150,038
Total	$351,841

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2018 and 2017, the Company was contingently liable under letters of credit issued under its respective revolving lines of credit in the amount of $3.0 million and $5.9 million, respectively, related to projects. In addition, as of December 31, 2018 and 2017, the Company had outstanding surety bonds on projects of $1.68 billion and $535.5 million, respectively, which includes the bonding line of the acquired ACC Companies, Saiia and William Charles as of the 2018 date.

Note 10. Commitments and Contingencies

Capital Leases

The Company has obligations, exclusive of associated interest, recognized under various capital leases for equipment totaling $63.5 million and $20.6 million at December 31, 2018 and 2017, respectively. Gross amounts recognized within property, plant and equipment, net in the consolidated balance sheets under these capital lease agreements at December 31, 2018 and 2017 totaled $76.9 million and $27.0 million, less accumulated depreciation of $10.1 million and $2.8 million, respectively, for net balances of $66.8 million and $24.2 million. Depreciation of assets held under the capital leases is included within cost of revenue in the consolidated statements of operations.

The future minimum payments of capital lease obligations are as follows:

(in thousands)	Capital Leases
2019	$21,240
2020	21,367
2021	15,887
2022	10,920
2023	1,783
Thereafter	—
Future minimum lease payments	71,197
Less: Amount representing interest	7,670
Present value of minimum lease payments	63,527
Less: Current portion of capital lease obligations	17,615
Capital lease obligations, less current portion	$45,912

Operating Leases

In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including a related party lease (see Note 15. Related Parties). Rent and related expense for operating leases that have non-cancelable terms totaled approximately $6.1 million, $1.6 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)	Operating Leases
2019	$6,674
2020	5,153
2021	3,308
2022	2,390
2023	1,939
Thereafter	14,703
Future minimum lease payments	$34,167

Deferred Compensation

The Company has two deferred compensation plans. The first plan is a supplemental executive retirement plan established in 1993 that covers four specific employees or former employees, whose deferred compensation is determined by the number of service years. Payment of the benefits is to be made for 20 years after employment ends. Two former employees are currently receiving benefits, and two participants are still employees of the Company. The two current employees have both reached the full benefit level, and as a result, the present value of the liability is estimated using the normal retirement method. Payments under this plan for 2018 were $0.1 million. Maximum aggregate payments per year if all participants were retired would be $0.3 million. As of December 31, 2018 and 2017, the Company had a long-term liability of $3.2 million and $3.3 million, respectively, for the supplemental executive retirement plan.

The Company offers a non-qualified deferred compensation plan which is made up of an executive excess plan and an incentive bonus plan. This plan was designed and implemented to enhance employee savings and retirement accumulation on a tax-advantaged basis, beyond the limits of traditional qualified retirement plans. This plan allows employees to: (i) defer annual compensation from multiple sources; (ii) create wealth through tax-deferred investments; (iii) save and invest on a pretax basis to meet accumulation and retirement planning needs; and (iv) utilize a diverse choice of investment options to maximize returns. Executive awards are expensed when vested. Project Management Incentive Payments are expensed when awarded as they are earned through the course of the performance of the project to which they are related. Other incentive payments are expensed when vested as they are considered to be earned by retention. Unrecognized compensation expense for the non-qualified deferred compensation plan at December 31, 2018, 2017 and 2016 was $2.2 million, $1.3 million and $0.2 million, respectively. As of December 31, 2018 and 2017, the Company had a long-term liability of $3.0 million and $1.7 million, respectively, for deferred compensation to certain current and former employees.

Legal Proceedings

Sterret Crane v. White Construction and Zurich Insurance v. White Construction. In this matter, Sterret Crane brought a liability claim against White which resulted in a jury verdict on October 23, 2017 finding White liable for $0.6 million in direct damages. Sterett subsequently filed a motion for attorney fees, interest and costs totaling $0.7 million. While White’s appeal of the jury verdict was pending, the parties settled both the liability lawsuit and the declaratory judgment action in an agreement under which White paid $0.6 million in the first quarter of 2018 and Zurich paid $0.3 million for a full release by all parties. Both of the actions have been dismissed with prejudice.

NPI Litigation/CCAA Resolution. Pursuant to a settlement agreement entered into with Northland Power, Inc. (“NPI”) on November 22, 2016 by H.B. White in connection with the Companies' Creditors Arrangement Act (the “CCAA”) proceeding of H.B. White, IEA agreed that it or White would pay to NPI or its designee cash in the aggregate amount of 1.0 million Canadian Dollars (“CAD”) if the closing date of a material transaction occurred on or before December 31, 2018. A material transaction was defined as a change in control or a public offering of equity securities. The Merger constituted a change in control on March 26, 2018, and as a result, the Company paid NPI CAD $1.0 million to satisfy such obligation.

Carlitos Lopez v. Chicago Transit Authority, Parsons Brinkerhoff, Inc. and, Ragnar Benson, LLC. A lawsuit was filed on January 11, 2019 in the Circuit Court of Cook County, Illinois, alleging claims for personal injury and premises liability arising out of an accident the plaintiff sustained during a construction project. The case was originally filed on March 10, 2014 in the Circuit Court of Cook County, Illinois, subsequently voluntarily dismissed by the plaintiff, and refiled. The plaintiff seeks an unspecified amount of damages in the refiled case. This case is currently in the filing stage. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. The Company believes it is covered by insurance for this matter.

In addition to the foregoing, the Company is involved in a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. The Company cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. While the lawsuits and claims are asserted for amounts that may be material, should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Note 11. Earnings (Loss) Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

Income (loss) available to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred stock from net income. If there is a net loss, the amount of the loss is increased by those preferred dividends.

Diluted EPS assumes the dilutive effect of (i) contingently issuable earn-out shares, (ii) Series A cumulative convertible preferred stock, using the if-converted method, and (iii) the assumed exercise of in-the-money stock options and warrants and the assumed vesting of outstanding RSUs, using the treasury stock method.

Whether the Company has net income or a net loss determines whether potential issuances of common stock are included in the diluted EPS computation or whether they would be anti-dilutive. As a result, if there is a net loss, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed in the same manner as basic EPS.

The calculations of basic and diluted EPS, are as follows:

	Year Ended December 31,
($ in thousands, except per share data)	2018	2017	2016
Numerator:
Net income from continuing operations	$4,244	$16,525	$64,451
Less: Convertible preferred share dividends	(1,597)	—	—
Less: Contingent consideration fair value adjustment	(46,291)	—	—
Net (loss) income from continuing operations available to common stockholders	(43,644)	16,525	64,451
Net income from discontinued operations available to common stockholders	—	—	1,087
Net (loss) income available to common stockholders	$(43,644)	$16,525	$65,538

Denominator:
Weighted average common shares outstanding - basic and diluted(1)	21,665,965	21,577,650	21,577,650

Anti-dilutive:(2)
Convertible preferred shares	3,100,085	—	—
RSUs	59,445	—	—

Net (loss) income from continuing operations per common share - basic and diluted	$(2.01)	$0.77	$2.99
Net income from discontinued operations per common share - basic and diluted	—	—	0.05
Net (loss) income per common share - basic and diluted	$(2.01)	$0.77	$3.04
———

(1)
The contingent earn-out shares were not included at December 31, 2018. See Note 8. Fair Value of Financial of Financial Instruments for discussion regarding the Company's contingently issuable earn-out shares that were not potentially dilutive as of December 31, 2018.

(2)
Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were outstanding at December 31, 2018 but were not potentially dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period. 713,260 of unvested Options and 187,026 of unvested RSUs were also not potentially dilutive as of December 31, 2018 as the respective exercise price or average stock price required for vesting of such award was greater than the average market price of the common stock during the period.

The calculation of weighted average common shares outstanding during the periods preceding a reverse recapitalization generally requires the Company to use the capital structure of the entity deemed to be the acquirer for accounting purposes to calculate EPS. However, as a limited liability company, IEA Services had no outstanding common shares prior to the Merger. Therefore, the weighted average common shares outstanding for all comparable prior periods preceding the Merger is based on the capital structure of the acquired company, as management believes that is the most useful measure.

Shares Outstanding
Company (f/k/a M III Acquisition Corp.) shares outstanding as of December 31, 2017	19,210,000
Redemption of shares by M III stockholders prior to the Merger	(7,967,165)
Common shares issued pursuant to Advisor Commitment Agreements, net of forfeited sponsor founder shares	(93,685)
Shares issued to Infrastructure and Energy Alternatives, LLC/Seller	10,428,500
IEA shares outstanding as of March 26, 2018	21,577,650

At the closing of the Merger, 34,965 shares of Series A convertible preferred stock were issued to the Seller with an initial stated value of $1,000 per share, for total consideration of $35.0 million. Dividends on each share of Series A preferred stock accrue at a rate of 6% per annum during the period from the Closing Date until the 18-month anniversary of the Closing Date and 10% per annum thereafter, with such dividends payable quarterly in cash. These shares are convertible to common shares under certain circumstances. For the year ended December 31, 2018, the Board declared $1.6 million in dividends to holders of Series A preferred stock.

Note 12. Stock-Based Compensation

The 2011 Profits Interest Unit Incentive Plan (the “2011 Equity Plan”) was terminated upon the closing of the Merger in March 2018 and all equity-based awards, which were granted in the form of profit units of the Seller, were canceled with no such amounts available for future issuance under the 2011 Equity Plan.

In March 2018, the Company adopted the 2018 IEA Equity Incentive Plan (the “2018 Equity Plan”), which provided for 2,157,765 shares to be available for granting to certain officers, directors and employees under the plan. The plan allows for the granting of both RSUs and Options.

On September 14, 2018, the Company's Board granted 374,052 RSUs and 713,260 Options to executives and management under the 2018 Equity Plan. The grants were documented in RSU and Option Award Agreements, which provided for a vesting schedule and require continuing employment. The RSUs and Options vest 50% after four years of continuous service from the Merger Closing Date, in equal installments of one-fourth on each of the first four anniversaries of the Closing Date, 25% on the later of one year from the Closing Date or the first date upon which the closing sale price of the Company's common stock for any 20 trading days in a consecutive 30-day trading period equals or exceeds $12.00 per share and 25% on the later of one year from the Closing Date or the first date upon which the closing sale price of the Company's common stock for any 20 trading days in a consecutive 30-day trading period equals or exceeds $14.00 per share.

Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the stock-based award and is recognized as expense using the straight-line method over the employee’s requisite service period (generally the vesting period of the award) within selling, general and administrative expenses. The following table provides the components of stock-based compensation expense and the associated tax benefit recognized for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, the Company recognized $0.1 million and $0.2 million, respectively, of expense under the 2011 Equity Plan.

(in thousands)	2018
Options	$487
RSUs	585
Stock-based compensation expense	1,072
Tax benefit for stock-based compensation expense	—
Stock-based compensation expense, net of tax	$1,072

Employee Options

Options are granted with exercise prices equal to market prices on the date of grant and expire 10 years from the date of grant. Options are typically granted to officers and key employees selected by the Compensation Committee of the Board.

The following table summarizes all Option activity during 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	—	$—
Granted	713,260	10.37
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2018	713,260	$10.37

Vested or expected to vest at December 31, 2018	713,260	10.37

Exercisable at December 31, 2018	—	—	—	0

The Company has a policy of issuing new common shares to satisfy the exercise of Options. As of December 31, 2018, there was $3.1 million of unrecognized stock-based compensation expense for unvested Options, and the expected remaining expense period was 3.25 years.

The weighted average grant-date fair value per share of Options granted in 2018 was $10.37. The Company estimated the fair value of Options issued using the Black-Scholes option pricing model. Expected volatilities were based on the historical volatility of the Company’s stock, peer group and other factors. The Company used historical data to estimate Option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free interest rates used for the periods within the contractual life of the Options were based on the U.S. Treasury rates in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives.

The following assumptions were used to value Option grants during 2018:

2018
Expected dividend yield	—%
Expected volatility	35.00%
Risk-free interest rate	2.63%
Expected life (in years)	4.0

Employee RSUs

RSUs are awarded to select employees and, when vested, entitle the holder to receive a specified number of shares of the Company's common stock, including shares resulting from dividend equivalents paid on such RSUs. The value of RSU grants was measured as of the grant date using the closing price of IEA's common stock.

The following table summarizes all activity for RSUs awarded to employees during 2018:

	Number of RSUs	Weighted Average Grant-Date Fair Value Per Share
Unvested at January 1, 2018	—	$—
Granted	449,050	10.37
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2018	449,050	$10.37

As of December 31, 2018, there was $3.7 million of unrecognized stock-based compensation expense for unvested RSUs awarded to employees, and the expected remaining expense period was 3 years.

Non-employee Director RSUs

For service in 2018, the non-employee directors of the Board were granted 68,562 RSUs on December 31, 2018, valued at $0.6 million. These RSUs will vest on March 31, 2019. The value of RSU grants was measured as of the grant date using the closing price of IEA's common stock. As of December 31, 2018, there was $0.6 million of unrecognized stock-based compensation expense for unvested non-employee director RSUs, and the expected remaining expense period was 3 months.

Note 13. Income Taxes

The Company is a corporation that is subject to U.S. federal income tax, various state income taxes, Canadian federal taxes and provincial taxes.

(Loss) income before income taxes and the related tax (benefit) provision are as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
(Loss) income before income taxes:
U.S operations	$(7,955)	$29,313	$54,238
Non-U.S. operations	(743)	1,075	—
Total (loss) income before taxes	$(8,698)	$30,388	$54,238

Current (benefit) provision:
Federal	$(23)	$313	$1,168
State	(902)	2,099	3,306
Total current (benefit) provision	(925)	2,412	4,474

Deferred (benefit) provision:
Federal	(10,399)	11,637	(12,775)
State	(1,618)	(186)	(1,912)
Total deferred (benefit) provision	(12,017)	11,451	(14,687)

Total (benefit) provision for income taxes	$(12,942)	$13,863	$(10,213)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate from continuing operations is as follows:

	Year ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
State and local income taxes, net of federal benefits	26.5	3.9	3.4
Permanent items	101.1	3.8	(0.1)
Change in valuation allowance	—	(0.1)	(57.5)
Rate change	(1.0)	1.0	—
Other	1.2	3.0	1.4
Effective tax rate	148.8%	45.6%	(18.8)%

Significant differences in the effective tax rate between the years ended December 31, 2018 and 2017 related to the change in the U.S. federal corporate income tax rate as a result of the 2017 Tax Act, the permanent items pertaining to contingent consideration, the Merger and the acquisitions made in 2018, and state taxes. The difference in the effective tax rate between the years ended December 31, 2017 and 2016 (and the negative tax rate in 2016) was driven by the release of a valuation allowance on loss carryforwards in 2016.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial statement purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) as of December 31, 2018 and 2017, respectively, are as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$15	$31
Accrued liabilities and deferred compensation	1,999	1,600
Alternative minimum tax credit carryforwards	1,069	1,043
Net operating loss carryforwards	10,701	2,532
Transaction costs	1,695	—
Goodwill	—	1,239
Section 163(j) interest limitation	2,810	—
Other reserves and accruals	436	—
Less: valuation allowance	—	(4)
Total deferred tax assets	18,725	6,441
Deferred tax liabilities:
Property, plant and equipment	(5,795)	(2,977)
Equipment under capital lease	(426)	(346)
Intangibles	(949)	(17)
Goodwill	(340)	—
Other	—	(21)
Total deferred tax liabilities	(7,510)	(3,361)
Net deferred tax asset	$11,215	$3,080

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. It is management’s belief that it is more likely than not that the net deferred tax assets related to the Company will be utilized prior to expiration.

As of December 31, 2018, the Company had a federal net operating loss carryover of $40.1 million and net operating loss carryovers in certain state tax jurisdictions of approximately $45.6 million, which may be applied against future taxable income. $10.5 million of the federal net operating loss carryover was incurred prior to 2018 and will begin to expire in 2035. The state net operating loss carryovers will begin to expire in 2025. As of December 31, 2018, the Company had total alternative minimum tax credit carryovers of approximately $1.1 million.

The Company files income tax returns in U.S. federal, state and certain international jurisdictions. For federal and certain state income tax purposes, the Company’s 2015 through 2017 tax years remain open for examination by the tax authorities under the normal statute of limitations. For certain international income tax purposes, the Company’s 2014 through 2017 tax years remain open for examination by the tax authorities under the normal statute of limitations.

The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the income tax provision. There were no such interest or penalties recognized in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, and there were no corresponding accruals as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company had not identified any uncertain tax positions for which recognition was required.

Note 14. Employee Benefit Plans

The Company participates in numerous multi-employer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2018, 2017 and 2016, 26%, 25% and 25%, respectively, of the Company’s employees were members of collective bargaining units. As one of many participating employers in these MEPPs, the Company is responsible, with the other participating employers, for any plan underfunding. Contributions to a particular MEPP are established by the applicable collective bargaining agreements; however, required contributions may increase based on the funded status of a MEPP and legal requirements of the Pension Protection Act of 2006, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.

An FIP or RP requires a particular MEPP to adopt measures to correct its underfunding status. These measures may include, but are not limited to: (a) an increase in the contribution rate as a signatory to the applicable collective bargaining agreement, (b) a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP and/or (c) a reduction in the benefits to be paid to future and/or current retirees. In addition, the Pension Protection Act of 2006 requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status and a 10% surcharge on each succeeding year until a collective bargaining agreement is in place with terms and conditions consistent with the RP. The zone status included in the table below is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are greater than 65% and less than 80% funded, and plans in the green zone are at least 80% funded.

The Company could also be obligated to make payments to MEPPs if the Company either ceases to have an obligation to contribute to the MEPP or significantly reduces its contributions to the MEPP because of a reduction in the number of employees who are covered by the relevant MEPP for various reasons. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether participation in these MEPPs could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The nature and diversity of the Company’s business may result in volatility of the amount of contributions to a particular MEPP for any given period. That is because, in any given market, the Company could be working on a significant project and/or projects, which could result in an increase in its direct labor force and a corresponding increase in its contributions to the MEPP(s) dictated by the applicable collective bargaining agreement. When the particular project(s) finishes and is not replaced, the level of direct labor of contributions to a particular MEPP could also be affected by the terms of the collective bargaining agreement, which could require at a particular time, an increase in the contribution rate and/or surcharges.

The following tables list the MEPPs the Company considered individually significant in 2018, 2017 and 2016. The Company considers individually significant to be any plan over 5% of its total contributions to all MEPPs for that year. For the years ended December 31, 2018, 2017 and 2016, these plans represented 63%, 54% and 65% of total dollars contributed by the Company, respectively, and six of 55, four of 52 and seven of 22 total plans contributed to by the Company. All of the Company's contributions were less than 5% of the total plan contributions contributed by all participating employers. This information was obtained from the respective plans’ Form 5500 for the most current available filing, which among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. These dates may not correspond with the Company’s calendar year contributions.

For the year ended December 31, 2018:

MEPP	Federal ID#	PPA Zone Status	FIP/RP Status	2018 Contributions	Surcharge	Plan Year	Expiration of CBA
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	No	$2,906	No	January 2018	April 2019, March 2023, March 2020, May 2020
Upstate New York Engineers Pension Fund	15-0614642	Red	Implemented	1,100	No	March 2017	June 2019
Central Laborers' Pension Fund	37-6052379	Yellow	Implemented	1,330	No	January 2018	April 2021
Iron Workers Local Union No. 25 Pension Plan	38-6056780	Red	Implemented	998	No	April 2018	May 2019
Operating Engineers' Local 324 Pension Fund	38-1900637	Red	Implemented	840	No	April 2018	April 2018
Laborers National Pension Fund	75-1280827	Red	Implemented	744	No	2018	March 2019
Other funds				4,748
Total MEPP contributions				$12,666

For the year ended December 31, 2017:

MEPP	Federal ID#	PPA Zone Status	FIP/RP Status	2017 Contributions	Surcharge	Plan Year	Expiration of CBA
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	No	$1,646	No	January 2017	April 2019, March 2018, May 2018
Central Laborers' Pension Fund	37-6052379	Yellow	Implemented	839	No	December 2016	April 2018
Upstate New York Engineers Pension Fund	15-0614642	Red	Implemented	597	No	March 2017	June 2018
Iron Workers St. Louis District Council Pension Trust	43-6052659	Green	No	384	No	October 2016	April 2017
Other funds				2,946
Total MEPP contributions				$6,412

For the year ended December 31, 2016:

MEPP	Federal ID#	PPA Zone Status	FIP/RP Status	2016 Contributions	Surcharge	Plan Year	Expiration of CBA
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	No	$1,268	No	January 2016	March 2018
Central Laborers' Pension Fund	37-6052379	Red	Implemented	408	No	December 2015	April 2017, April 2018
Iron Workers Local Union No. 25 Pension Plan	38-6056780	Red	Implemented	989	No	April 2016	May 2019
Operating Engineers' Local 324 Pension Fund	38-1900637	Yellow	Implemented	675	No	April 2016	May 2018
Mo-Kan Iron Workers Pension Fund	43-6130595	Green	No	619	No	January 2016	March 2017
Iron Workers Mid-America Pension Plan	36-6488227	Green	No	560	No	December 2015	May 2018
Midwest Operating Engineers Pension Trust Fund	36-6140097	Yellow	Implemented	482	No	March 2016	May 2018
Other funds				2,427
Total MEPP contributions				$7,428

The zone status above represents the most recent available information for the respective MEPP, which is 2017 for the plan year ended in 2018, 2016 for the plan year ended in 2017 and 2015 for the plan year ended in 2016.

Note 15. Related Parties

Credit Support Fees

The Company had debt facilities and other obligations under surety bonds and stand-by letters of credit under the old credit facility that were guaranteed by the two funds that had majority ownership in the Seller. The Company paid a fee for those guarantees based on the total amount outstanding. The Company expensed $0.2 million, $1.5 million and $3.0 million related to these fees during the years ended December 31, 2018, 2017 and 2016, respectively. $0.6 million of the 2016 amount was included within net income from discontinued operations in the consolidated statement of operations.

Clinton Lease Agreement

On October 20, 2017, the ownership of a building and land was transferred from White to Clinton RE Holdings, LLC (Cayman) (“Cayman Holdings”), a directly owned subsidiary of the Seller. White then entered into a lease with Cayman Holdings for use of the building and land. This lease has been classified as an operating lease with monthly payments through 2038. The Company's rent expense related to the lease was $0.7 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

Note 16. Subsequent Event

On March 13, 2019, the Company completed a sale-leaseback transaction related to certain assets that were acquired as part of our recent acquisitions of approximately $25.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded the Company’s internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because Section 103 of the JOBS Act provides that an emerging growth company is not required to provide an auditor's report on internal control over financial reporting for as long as we qualify as an emerging growth company.

Remediation of Prior Material Weakness
As of December 31, 2018, management has concluded that the previously disclosed material weaknesses as of December 31, 2017, are remediated based on the following actions taken during the year:

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

•	enhanced the information technology control framework to support all business applications and infrastructure.

•
enhanced the management review controls over the application of GAAP and accounting measurements for significant accounts and transactions by adding resources with the required skills and assigned responsibility and accountability for performing an effective review; and

•
management review controls have been reassessed to provide the appropriate level of precision required to mitigate the potential for a material misstatement. In addition, we have enhanced the design and implementation of and supporting documentation over management review controls to make clear: (i) management’s expectations related to transactions that are subject to such controls; (ii) the level of precision and criteria used for investigation; and (iii) evidence that all outliers or exceptions that should have been identified are investigated and resolved.

These actions resulted in improved control environment which enhanced review procedures and improved documentation standards which were in place for a period of time in 2018 that was sufficiently long enough for our management to conclude, through testing that the controls are operating effectively.

Internal Control over Financial Reporting for Acquisitions

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of internal controls over financial reporting of CCS and William Charles which were acquired on September 25, 2018 and November 2, 2018, respectively, which is included in the consolidated financial statements of the Company for the year ended December 31, 2018. CCS accounts for 29.3% of total assets and 9.8% of total revenue, while William Charles accounts for 27.4% of total assets and 6.4% of total revenue. See Note. 2 Merger, Acquisition and Divestiture for further discussion.

Changes in Internal Control over Financial Reporting

Other than changes described under Remediation of Prior Material Weaknesses, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, expect as described below.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's annual meeting of shareholders (the “2019 Proxy Statement”) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is incorporated by reference to our 2019 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 is incorporated by reference to our 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required under this Item 12 is incorporated by reference to our 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is incorporated by reference to our 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item 14 is incorporated by reference to our 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)    The Company has filed the following documents as part of this Annual Report on Form 10-K:

1.
Financial Statements - the Company's consolidated financial statements, notes to those consolidated financial statements and the report of the Company's independent registered public accounting firm related to the consolidated financial statements are set forth under Item 8. Financial Statements and Supplementary Data.

2.	Financial Statement Schedules - All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

3.	Exhibits - see below.

The following is a complete list of exhibits filed as part of this Annual Report on Form 10-K, some of which are incorporated herein by reference from certain other of the Company's reports, registration statements and other filings with the SEC, as referenced below:

Exhibit Number	Description
2.1#
Agreement and Plan of Merger, dated as of November 3, 2017, by and among the Company, IEA Energy Services LLC, Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and, solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 1 to its Current Report on Form 8-K (File No. 001-37796) filed November 8, 2017).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of November 15, 2017, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed November 21, 2017).

2.3
Amendment No. 2 to the Agreement and Plan of Merger, dated as of December 27, 2017, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed January 2, 2018).

2.4
Amendment No. 3 to the Agreement and Plan of Merger, dated as of January 9, 2018, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed January 10, 2018).

2.5
Amendment No. 4 to the Agreement and Plan of Merger, dated as of February 7, 2018, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed February 9, 2018).

2.6
Amendment No. 5 to the Agreement and Plan of Merger, dated as of March 8, 2018, by and among IEA Energy Services LLC, M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., solely in its capacity as the representative of the seller, and solely for purposes of Section 10.3 thereof, and, to the extent related thereto, Article 12 thereof, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 8, 2018).

2.7
Purchase and Sale Agreement, dated August 9, 2018, by and among IEA Energy Services LLC, Consolidated Construction Solutions I LLC and Consolidated Construction Investment Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Amendment to the Current Report on Form 8-K/A (File No. 001-37796) filed August 14, 2018).

2.8#
Equity Purchase Agreement, dated October 12, 2018, by and among IEA Energy Services LLC, William Charles Construction Group and the owners thereof (incorporated by reference to Exhibit 2.1 to the Company’s Amendment to the Current Report on Form 8-K/A (File No. 001-37796) filed October 15, 2018).

2.9
Amendment No. 1 to Equity Purchase Agreement, dated October 31, 2018, by and among IEA Energy Services LLC, William Charles Construction Group and the owners thereof (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed November 2, 2018).

3.1
Second Amended and Restated Certificate of Incorporation of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3/A (File No. 333-224337) filed with the Securities Exchange Commission on June 7, 2018).

3.2
Amended and Restated Bylaws of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

3.3
Certificate of Designations of Series A Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed March 29, 2018).

4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

4.2
Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

4.3
Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

4.4
Warrant Agreement, dated July 7, 2016, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on July 13, 2016).

4.5
Amended and Restated Warrant Agreement, dated as of March 26, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.1
Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on July 13, 2016).

10.2
Subscription and Backstop Agreement, dated March 7, 2018, by and among the Company, the Sponsors and certain subscribers identified therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 8, 2018).

10.3
Forfeiture Agreement, dated March 7, 2018, between the Sponsors and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 8, 2018).

10.4
Waiver, Consent and Agreement to Forfeit Founder Shares, dated as of March 20, 2018, by and among IEA Energy Services LLC, Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., M III Acquisition Corp., Wind Merger Sub I, Inc., Wind Merger Sub II, LLC, M III Sponsor I LLC and M III Sponsor I LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 20, 2018).

10.5
Registration Rights Agreement dated as of March 26, 2018 by and among Infrastructure and Energy Alternatives, Inc., IEA Parent, M III Sponsor I LLC and M III Sponsor I LP, Cantor Fitzgerald & Co., Mr. Osbert Hood and Mr. Philip Marber (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.6
First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 6, 2018, by and between the Company and IEA LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on June 7, 2018).

10.7
Investor Rights Agreement, dated as of March 26, 2018, (i) by and among Infrastructure and Energy Alternatives, Inc., M III Sponsor I LLC and any other Sponsor Affiliated Transferees who become a party to the agreement; and (ii) Infrastructure and Energy Alternatives, LLC, any other Seller Affiliated Transferees who become a party to the agreement and Oaktree Power Opportunities Fund III Delaware, L.P., in its capacity as the representatives of the Selling Stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.8
Founder Shares Amendment Agreement, dated as of March 26, 2018, by and among M III Sponsor I LLC, M III Sponsor I LP, M III Acquisition Corp. and Infrastructure and Energy Alternatives, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.9
Amended and Restated Founder Shares Amendment Agreement, dated as of June 6, 2018, by and among the Company, Sponsor I LLC, Sponsor I LP, IEA LLC and Messrs. Hood and Marber (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on June 7, 2018).

10.10
Lease Agreement between White Construction, Inc. and Clinton RE Holdings (Delaware) LLC, dated as of October 20, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.11
Credit Agreement, dated as of March 26, 2018 among Wind Merger Sub I, Inc., as the Initial Borrower, IEA Energy Services LLC, as the Borrower, the Guarantors party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.12
Credit Agreement, dated as of September 25, 2018 among Infrastructure and Energy Alternatives, Inc., as a Guarantor thereunder, IEA Intermediate Holdco, LLC as Guarantor thereunder, IEA Energy Services LLC, as the Borrower, the subsidiary guarantors party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and KeyBank National Association, as Revolving Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on September 26, 2018).

10.13#
Amendment and Restatement Agreement, dated as of November 2, 2018, by and among Infrastructure and Energy Alternatives, Inc., as a Guarantor thereunder, IEA Intermediate Holdco, LLC as Guarantor thereunder, IEA Energy Services LLC, as the Borrower, the subsidiary guarantors party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and KeyBank National Association, as Revolving Agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on November 8, 2018).

10.14#
Second Amendment and Restatement Agreement, dated as of November 16, 2018, by and among Infrastructure and Energy Alternatives, Inc., as a Guarantor thereunder, IEA Intermediate Holdco, LLC as a Guarantor thereunder, IEA Energy Services LLC, as the Borrower, the subsidiary guarantors party thereto and Jefferies Finance LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 23, 2018).

10.15†
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.16†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.17†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on September 19, 2018).

10.18†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan Form of Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on September 19, 2018).

10.19†
Employment Agreement dated as of January 25, 2018, between IEA Energy Services LLC, a Delaware limited liability company, and John Paul Roehm (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.20†
Employment Agreement dated as of January 25, 2018, between IEA Energy Services LLC, a Delaware limited liability company, and Andrew D. Layman (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.21†
Employment Agreement, dated as of July 17, 2018, between IEA Energy Services, LLC and Bharat Shah (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on November 8, 2018).

10.22*†	Employment Agreement, dated as of January 7, 2019, between IEA Energy Services, LLC and Gil Melman.
16.1
Letter from Marcum LLP to the Securities and Exchange Commission dated March 29, 2018 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

16.2
Letter of Crowe Horwath LLP, dated as of April 23, 2018 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on April 25, 2018).

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Crowe Horwath LLP
31.1*
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith.
**Furnished herewith
# Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.
† Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC. (Registrant)

Dated: March 14, 2019	By:	/s/ JP Roehm
Name: JP Roehm
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JP Roehm	Chief Executive Officer and Director	March 14, 2019
Name: JP Roehm		(Principal executive officer)

By:	/s/ Andrew D. Layman	Chief Financial Officer	March 14, 2019
Name: Andrew D. Layman		(Principal financial officer)

By:	/s/ Bharat Shah	Chief Accounting Officer	March 14, 2019
Name: Bharat Shah		(Principal accounting officer)

By:	/s/ Mohsin Y. Meghji	Director and Chairman	March 14, 2019
Name: Mohsin Y. Meghji

By:	/s/ Derek Glanvill	Director	March 14, 2019
Name: Derek Glanvill

By:	/s/ Peter Jonna	Director	March 14, 2019
Name: Peter Jonna

By:	/s/ Charles Garner	Director	March 14, 2019
Name: Charles Garner

By:	/s/ Terence Montgomery	Director	March 14, 2019
Name: Terence Montgomery

By:	/s/ Ian Schapiro	Director	March 14, 2019
Name: Ian Schapiro

By:	/s/ John Eber	Director	March 14, 2019
Name: John Eber