Form 10-Q
period 2019-03-31
Infrastructure & Energy Alternatives, Inc.
filed 2019-05-15
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37796

Infrastructure and Energy Alternatives, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	47-4787177
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

6325 Digital Way Suite 460 Indianapolis, Indiana	46278
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 828-2580

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of exchange on which registered
Common Stock, $0.0001 par value	IEA	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☑ Emerging growth Company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Number of shares of Common Stock outstanding as of the close of business on May 15, 2019: 22,252,489.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	47,917	71,311
Accounts receivable, net	143,982	225,366
Costs and estimated earnings in excess of billings on uncompleted contracts	59,526	47,121
Prepaid expenses and other current assets	16,323	12,864
Total current assets	267,748	356,662

Property, plant and equipment, net	170,893	176,178
Goodwill	37,373	40,257
Intangibles	47,334	50,874
Company-owned life insurance	4,056	3,854
Other assets	179	188
Deferred income taxes - long term	21,403	11,215
Total assets	$548,986	$639,228

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	77,578	158,075
Accrued liabilities	65,021	94,059
Billings in excess of costs and estimated earnings on uncompleted contracts	85,269	62,234
Current portion of capital lease obligations	23,424	17,615
Term loan - short-term	32,435	32,580
Total current liabilities	283,727	364,563

Capital lease obligations, net of current maturities	60,156	45,912
Long-term debt	290,803	295,727
Deferred compensation	6,892	6,157
Contingent consideration	23,082	23,082
Total liabilities	$664,660	$735,441

Commitments and contingencies:

Preferred stock, par value, $0.0001 per share; 1,000,000 shares authorized; 34,965 shares and 34,965 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	34,965	34,965

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 100,000,000 shares authorized; 22,266,211 and 22,155,271 shares issued and 22,252,489 and 22,155,271 outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Treasury stock, 13,722 shares at cost	(76)	—
Additional paid in capital	5,501	4,751
Retained earnings (deficit)	(156,066)	(135,931)
Total stockholders' equity (deficit)	(150,639)	(131,178)
Total liabilities and stockholders' equity (deficit)	$548,986	$639,228
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statement of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$190,810	$50,135
Cost of revenue	184,037	53,220
Gross profit	6,773	(3,085)

Selling, general and administrative expenses	27,754	16,960
Loss from operations	(20,981)	(20,045)

Other expense, net:
Interest expense, net	(10,367)	(851)
Other expense	(170)	(11)
Loss before benefit for income taxes	(31,518)	(20,907)

Benefit for income taxes	8,629	3,515

Net loss	$(22,889)	$(17,392)

Net loss per common share - basic and diluted	(1.06)	(0.81)
Weighted average shares - basic and diluted	22,188,757	21,577,650

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Equity (Deficit)
	Shares	Par Value		Shares	Cost
Balance at December 31, 2017	21,578	2	—	—	—	(10,021)	(10,019)
Net loss						(17,392)	(17,392)
Issuance of preferred stock						(34,965)	(34,965)
Contingent consideration						(69,373)	(69,373)
Merger recapitalization transaction						(22,973)	(22,973)
Balance at March 31, 2018	21,578	$2	$—	—	$—	$(154,724)	$(154,722)

Balance at December 31, 2018	22,155	2	4,751	—	—	(135,931)	(131,178)
Net loss						(22,889)	(22,889)
Share-based compensation			1,040				1,040
Share-based payment transaction	111	—	235	(14)	(76)		159
Merger transaction						2,754	2,754
Preferred dividends			(525)				(525)
Balance at March 31, 2019	22,266	$2	$5,501	(14)	$(76)	$(156,066)	$(150,639)

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,889)	$(17,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,017	1,972
Amortization of deferred financing charges	1,239	—
Share-based compensation expense	1,040	—
Loss on sale of equipment	133	—
Deferred compensation	735	155
Provision for losses on uncompleted contracts	—	872
Deferred income taxes	(8,629)	(2,567)
Other	35	—
Change in operating assets and liabilities:
Accounts receivable	81,354	20,938
Costs and estimated earnings in excess of billings on uncompleted contracts	(12,405)	3,685
Prepaid expenses and other assets	(3,149)	(601)
Accounts payable and accrued liabilities	(110,060)	(16,943)
Billings in excess of costs and estimated earnings on uncompleted contracts	23,032	24,726
Net cash provided by (used in) operating activities	(37,547)	14,845

Cash flow from investing activities:
Company-owned life insurance	(202)	(25)
Purchases of property, plant and equipment	(1,908)	(108)
Proceeds from sale of property, plant and equipment	47	—
Net cash used in investing activities	(2,063)	(133)

Cash flows from financing activities:
Proceeds from debt and line of credit	9,400	64,927
Payments on debt and line of credit	(16,151)	(38,447)
Debt issuance costs	—	(2,144)
Payments on capital lease obligations	(4,289)	(1,304)
Sale-leaseback transaction	24,343	—
Proceeds from stock-based awards, net	159	—
Recapitalization transaction	2,754	(22,973)
Net cash provided by financing activities	16,216	59

Net change in cash and cash equivalents	(23,394)	14,771

Cash and cash equivalents, beginning of the period	71,311	4,877

Cash and cash equivalents, end of the period	$47,917	$19,648

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$9,168	$853
Cash paid for income taxes	$190	$—
Merger-related contingent consideration	$—	$69,373
Issuance of common shares	$—	$90,282
Issuance of preferred shares	$—	$34,965
Preferred dividends declared	$525	$—
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business, Basis of Presentation and Significant Accounting Policies

Infrastructure and Energy Alternatives, Inc. (f/k/a M III Acquisition Corporation (“M III”)), a Delaware corporation, is a holding company organized on August 4, 2015 (together with its wholly-owned subsidiaries, “IEA” or the “Company”).

On March 26, 2018 (the “Closing Date”), the Company consummated a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated November 3, 2017 (as amended, the “Merger Agreement”), by and among M III, IEA Energy Services, LLC (“IEA Services”), a Delaware limited liability company, Infrastructure and Energy Alternatives, LLC (the “Seller”), a Delaware limited liability company and the parent of IEA Services immediately prior to such time, and the other parties thereto, which provided for, among other things, the merger of IEA Services with and into a wholly-owned subsidiary of M III. Following the Merger, M III Acquisition Corporation changed its name to Infrastructure and Energy Alternatives, Inc. See Note 2. Merger and Acquisition for more information about the Merger.
On September 25, 2018, IEA Services completed its acquisition of Consolidated Construction Solutions I LLC (“CCS”), a provider of environmental and industrial engineering services through its wholly-owned subsidiaries, Saiia LLC (“Saiia”) and American Civil Constructors LLC (the “ACC Companies”). On November 2, 2018, IEA Services completed its acquisition of William Charles Construction Group, including its wholly-owned subsidiary Ragnar Benson (“William Charles”), a provider of engineering and construction solutions for the rail infrastructure and heavy civil construction industries. See Note 2. Merger and Acquisition for further discussion of these acquisitions.
The Company specializes in providing complete engineering, procurement and construction (“EPC”) services throughout the United States (“U.S.”) for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. Although the Company has historically focused on the wind industry, its recent acquisitions have expanded its construction capabilities and geographic footprint in the areas of renewables, environmental remediation, industrial maintenance, specialty paving and heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities.
Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.
The condensed unaudited consolidated financial statements include the accounts of IEA and its wholly-owned direct and indirect domestic and foreign subsidiaries and in the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

Reportable Segments

We segregate our business into two reportable segments: the Renewables segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See Note 13. Segments for a description of the reportable segments and their operations.

Basis of Accounting and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue less project costs of revenue), in particular, on construction contracts accounted for under the percentage-of completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; allowances for doubtful accounts; accrued self-insured claims; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations, actual results could differ materially from those estimates.

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

We continue to monitor our status as an “emerging growth company” and are currently preparing for, and expect to be ready to comply with, the additional reporting and regulatory requirements that will be applicable to us when we cease to qualify as an “emerging growth company.”

Revenue Recognition

Revenue under construction contracts is accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on costs incurred. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation and the operational costs of capital equipment. The Company also has unit-price contracts that were not significant as of March 31, 2019.

The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews regularly, estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized.

Revenue derived from projects billed on a fixed-price basis totaled 90.2% and 81.0% of consolidated revenue from operations for the three months ended March 31, 2019 and 2018, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis also accounted for under the percentage of completion method totaled 9.8% and 19.0% of consolidated revenue from operations for the three months ended March 31, 2019 and 2018, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 required entities to adopt the new leases standard using a modified retrospective method and initially apply the related guidance at the beginning of the earliest period presented in the financial statements.  During July 2018, the FASB issued ASU 2018-11, which allows for an additional and optional transition method under which an entity would record a cumulative-effect adjustment at the beginning of the period of adoption. See Note 10. Commitments and Contingencies for additional information about our leases. The new guidance will be effective for our fiscal year 2020 annual financial statements and for the interim statements beginning in fiscal year 2020.

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

Note 2. Merger and Acquisition

Merger and Recapitalization

The Merger, as described in Note 1. Business, Basis of Presentation and Significant Accounting Policies, has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. As such, IEA Services is treated as the continuing company and M III is treated as the ‘‘acquired’’ company for financial reporting purposes. This determination was primarily based on IEA Services’ operations comprising substantially all of the ongoing operations of the post-combination company, M III directors not constituting a majority of the Board of Directors of the post-combination company, IEA Services’ senior management comprising substantially all of the senior management of the post-combination company and the Seller holding a 48.3% voting interest in the Company, while no single M III shareholder held more than a 20% voting interest. Accordingly, for accounting purposes, the Merger is treated as the equivalent of IEA Services issuing stock for the net assets of M III, accompanied by a recapitalization. The net assets of M III are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are the historical operations of IEA Services.

The amount of merger consideration paid at the Closing Date to IEA (the “Merger Consideration”) was $81.4 million in cash, and 10,428,500 shares of common stock and 34,965 shares of Series A Preferred Stock with an aggregate stated value of $126.3 million at the Closing Date. Immediately following the Closing, Seller owned approximately 48.3% of the Company’s common stock and other stockholders owned approximately 51.7% of the Company’s outstanding common stock. The Merger Consideration was subject to adjustment based on final determinations of IEA Services’ closing date working capital and indebtedness, which determination was finalized approximately 45 days after the Closing Date with minimal impact to the Merger Consideration as calculated on the Closing Date of the Merger. As of March 31, 2019, the Company received $2.8 million from the Seller escrow account related to lower transaction costs incurred in the Merger.

Pursuant to the Merger Agreement, the Company is required to issue to the Seller up to an additional 9,000,000 common shares in the aggregate based upon satisfaction of EBITDA targets for 2018 and 2019. See Note 8. Fair Value of Financial Instruments for further discussion.

Acquisitions

CCS

On September 25, 2018, IEA Services acquired CCS for $106.6 million in cash. The Company financed this acquisition through borrowing on its new credit facility as discussed in Note 9. Debt.

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

William Charles

On November 2, 2018, IEA Services acquired William Charles for $77.7 million, consisting of $73.2 million in cash and $4.5 million of the Company's common stock (477,621 shares of common stock at $9.45 share price). The Company financed this acquisition through borrowing on its new credit facility as discussed in Note 9. Debt.

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

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date at fair value. The estimated values are not yet finalized (see below) and are subject to potentially significant changes. We will finalize the amounts recognized for both acquisitions as we obtain the information necessary to complete the analyses, such as appraisal information for property, plant and equipment and the accounting for income taxes. We expect to finalize these amounts as soon as possible, but no later than one year from the acquisition date.

Preliminary identifiable assets acquired and liabilities assumed (in thousands)	CCS(1)	William Charles(2)
Cash	$6,413	$6,641
Accounts Receivable	58,041	69,740
Costs and estimated earnings in excess of billings on uncompleted contracts	9,512	16,095
Other current assets	1,813	7,999
Property, plant and equipment	59,952	47,899
Intangible assets:
Customer relationships	19,500	7,000
Backlog	8,400	5,500
Tradename	8,900	4,500
Deferred income taxes	(2,361)	—
Other non-current assets	134	75
Accounts payable and accrued liabilities	(25,219)	(60,962)
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,194)	(14,810)
Debt, net of cash acquired	(52,257)	(15,672)
Capital lease obligations	(1,124)	—
Other liabilities	(704)	(907)
Total identifiable assets	76,806	73,098
Goodwill	29,773	4,581
Total purchase consideration	$106,579	$77,679

(1)
The estimated acquisition-date fair values pertaining to CCS reflect the following significant changes from year ended December 31, 2018: an increase to property, plant and equipment of $2.5 million, an increase to deferred income taxes of $1.6 million, and a decrease to goodwill of $4.1 million.

(2)
The estimated acquisition-date fair values pertaining to William Charles reflect the following significant changes from year ended December 31, 2018: a decrease to property, plant and equipment of $1.2 million and an increase of goodwill of $1.2 million.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisitions of CCS and William Charles is related to the expected, specific synergies and other benefits that the Company believes will result from combining the operations of CCS and William Charles with the operations of IEA. This goodwill is deductible for income tax purposes, with the exception of $2.9 million for CCS that is not deductible.

Impact of Acquisitions

The following table summarizes the results of operations included in the Company's condensed consolidated statement of operations for CCS and William Charles from their respective date of acquisition to March 31, 2019.

(in thousands)	Three months ended March 31, 2019
	CCS	William Charles
Revenue	55,509	54,401
Net (loss) income	(2,458)	(2,369)

The following table provides the supplemental unaudited pro forma total revenue and net income of the combined entity had the acquisition date of CCS and William Charles been the first day of our fiscal 2018:

	Three months ended March 31,
(in thousands)	2019	2018
Revenue	190,810	169,868
Net loss	(22,889)	(27,713)
Net loss per common share - basic and diluted	(1.06)	(1.28)

The amounts in the supplemental unaudited pro forma results apply the Company's accounting policies and reflect certain adjustments to, among other things, (i) exclude the impact of transaction costs incurred in connection with the acquisitions, (ii) include additional depreciation and amortization that would have been charged assuming the same fair value adjustments to property, plant and equipment and acquired intangibles had been applied on January 1, 2018 and (iii) include additional interest expense that would have been charged assuming the incremental borrowings the Company incurred to finance the acquisitions had been outstanding on January 1, 2018. Accordingly, these supplemental unaudited pro forma results have been prepared for comparative purposes only and are not intended to be indicative of the results of operations that would have occurred had the acquisitions actually occurred in the prior year period or indicative of the results of operations for any future period. In addition, these results do not include any potential operating efficiencies and cost savings.

Note 3. Earnings Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares of common stock outstanding during the period.

Income (loss) available to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred stock from net income. If there is a net loss, the amount of the loss is increased by those preferred dividends.

Diluted EPS assumes the dilutive effect of (i) contingently issuable earn-out shares, (ii) Series A cumulative convertible preferred stock, using the if-converted method, and (iii) the assumed exercise of in-the-money stock options and warrants and the assumed vesting of outstanding restricted stock units (“RSUs”), using the treasury stock method.

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

The calculations of basic and diluted EPS, are as follows ($ in thousands):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	(22,889)	(17,392)
Less: Convertible Preferred Share dividends	(525)	—
Net loss available to common stockholders	(23,414)	(17,392)

Denominator:
Weighted average common shares outstanding - basic and diluted (1)	22,188,757	21,577,650

Anti-dilutive: (2)
Convertible preferred shares	5,045,149	3,959,797
RSUs	354,106	—

Basic EPS	(1.06)	(0.81)
Diluted EPS	(1.06)	(0.81)

(1)
The contingent earn-out shares were not included at March 31, 2019 and 2018, respectively. See Note 8. Fair Value of Financial Instruments for discussion regarding the Company's contingently issuable earn-out shares that were not potentially dilutive as of March 31, 2019.

(2)
Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were outstanding at March 31, 2019 but were not potentially dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period. 646,405 of vested and unvested Options and 169,494 of unvested RSUs were also not potentially dilutive as of March 31, 2019 as the respective exercise price or average stock price required for vesting of such award was greater than the average market price of the common stock during the period.

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

At the closing of the Merger, 34,965 shares of Series A Preferred Stock were issued to Seller with an initial stated value of $1,000 per share, for total consideration of $35.0 million. Dividends on each share of Series A Preferred Stock shall accrue at a rate of 6% per annum during the period from the closing date until the 18-month anniversary of the closing date and 10% per annum thereafter, with such dividends payable quarterly in cash. These shares are convertible to common shares under certain circumstances and have been included above in the dilutive calculation. As of March 31, 2019, the Board has declared a cumulative $1,050 in dividends to Holders of Series A Preferred Stock.

Stock Compensation

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the RSUs was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the three months ended March 31, 2019 and 2018, we recognized $1.0 million and $0.0 million in compensation expense, respectively.

Note 4. Accounts Receivable, Net of Allowance

The following table provides details of accounts receivable, net of allowance as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Contract receivables	$90,969	$161,408
Contract retainage	53,085	64,000
Accounts receivable, gross	144,054	225,408
Less: allowance for doubtful accounts	(72)	(42)
Accounts receivable, net	$143,982	$225,366

Included in contract receivables as of March 31, 2019, is an unapproved change orders of approximately $18.0 million for which the Company is pursuing settlement through dispute resolution.

Activity in the allowance for doubtful accounts for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Allowance for doubtful accounts at beginning of period	$42	$216
Plus: (reduction in) provision for allowances	30	—
Less: write-offs, net of recoveries	—	—
Allowance for doubtful accounts at period end	$72	$216

Note 5. Contracts in Progress

Contracts in progress were as follows as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Costs on contracts in progress	$910,077	$935,820
Estimated earnings on contracts in progress	62,478	76,883
Revenue on contracts in progress	972,555	1,012,703
Less: billings on contracts in progress	(998,298)	(1,027,816)
Net underbillings	$(25,743)	$(15,113)

The above amounts have been included in the accompanying Consolidated Balance Sheets under the following captions (in thousands):

	March 31, 2019	December 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$59,526	$47,121
Billings in excess of costs and earnings on uncompleted contracts	(85,269)	(62,234)
Net underbillings	$(25,743)	$(15,113)

Billings in excess of costs and earnings on uncompleted contracts includes a provision for loss of $0.3 million and $1.4 million as of March 31, 2019 and December 31, 2018, respectively.

The Company recognizes a contract asset within costs and estimated earnings in excess of billings on uncompleted contracts in the consolidated balance sheet for revenue earned related to unapproved change orders that are probable of recovery. For the quarter ended March 31, 2019 and the year ended December 31, 2018, the Company had unapproved change orders of $29.7 million and $45.0 million, respectively.

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Buildings and leasehold improvements	$6,778	$4,614
Land	18,460	19,394
Construction equipment	177,891	175,298
Office equipment, furniture and fixtures	2,805	2,994
Vehicles	4,455	4,991
	210,389	207,291
Accumulated depreciation	(39,496)	(31,113)
Property, plant and equipment, net	$170,893	$176,178

Depreciation expense of property, plant and equipment was $8,476 and $1,942 for the period ended March 31, 2019 and 2018, respectively.

Note 7. Goodwill and Intangible Assets, Net

The following table provides the changes in the carrying amount of goodwill for 2019 and 2018:

(in thousands)	Goodwill
January 1, 2018	$3,020
Acquisitions	37,237
December 31, 2018	$40,257
Acquisition adjustments	(2,884)
March 31, 2019	$37,373

Intangible assets, net consisted of the following as of the dates indicated:

	March 31, 2019				December 31, 2018
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(1,856)	$24,644	7 years	$27,000	$(814)	$26,186	7 years
Trade name	13,400	(1,294)	12,106	5 years	13,400	(575)	12,825	5 years
Backlog	13,900	(3,316)	10,584	2 years	13,400	(1,537)	11,863	2 years
	$53,800	$(6,466)	$47,334		$53,800	$(2,926)	$50,874

Amortization expense associated with intangible assets for the period ended March 31, 2019 and 2018 totaled $3.5 million and $0.1 million, respectively.

The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2019 through 2023:

(in thousands)	Remainder of 2019	2020	2021	2022	2023
Amortization expense	$10,062	$11,837	$6,466	$6,466	$5,841

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

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date
	Amount recorded on balance sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities as of December 31, 2018
Contingent consideration	23,082	—	—	23,082

		Fair Value Measurements at Reporting Date
	Amount recorded on balance sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities as of March 31, 2019
Contingent consideration	23,082	—	—	23,082

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in thousands):

Beginning Balance, December 31, 2018	$23,082
Fair value adjustment	—
Ending Balance, March 31, 2019	23,082

Contingent Consideration

Pursuant to the Merger Agreement, the Company shall issue to the Seller up to an additional 9,000,000 common shares of common stock in the aggregate, which shall be fully earned if the final 2019 adjusted EBITDA targets are achieved. The Company recorded the contingent consideration at fair value as a liability by using a Monte Carlo Simulation with inputs of a risk rate premium, a peer group EBITDA volatility and a stock price volatility. The calculation derived a fair value of the liability based on 9,000,000 shares of common stock. There have been no significant changes to inputs for the three months ended March 31, 2019, and therefore no adjustment was recorded.

Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the outstanding recorded balance on the line of credit and long-term debt, further discussed in Note 9. Debt, approximates fair value due to their floating interest rates.

Note 9. Debt

Debt consists of the following obligations as of:

	March 31, 2019	December 31, 2018

Term loan	292,500	300,000
Line of credit	47,900	46,500
Commercial equipment notes	5,133	5,341
Total principal due for long-term debt	345,533	351,841
Unamortized debt discount and issuance costs	(22,295)	(23,534)
Less: Current portion of long-term debt	(32,435)	(32,580)
Long-term debt, less current portion	290,803	295,727

Interest on term loan borrowings accrues at an interest rate of, at the Company's option, (x) LIBOR plus a margin of 6.25% or (y) an alternate base rate plus a margin of 5.25%. Interest on revolving loans accrues at an interest rate of, at the Company's option, (x) LIBOR plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. The weighted average interest rate on our debt as of March 31, 2019 and December 31, 2018, was 8.57% and 8.82%, respectively.

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2019, and December 31, 2018, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $2,080 and $3,006, respectively, related to projects. In addition, as of March 31, 2019 and December 31, 2018, the Company had outstanding surety bonds on projects of $1,778,246 and $1,681,983, respectively.

Contractual Maturities

Contractual maturities of the Company's debt and capital lease obligations as of March 31, 2019 (in thousands):

Remainder of 2019	$42,003
2020	56,273
2021	51,683
2022	47,513
2023	81,564
Thereafter	150,077
Total contractual obligations	$429,113

Note 10. Commitments and Contingencies

Capital Leases

The Company has obligations, exclusive of associated interest, under various capital leases for equipment totaling $83.6 million and $63.5 million at March 31, 2019 and December 31, 2018, respectively. Gross property under this capitalized lease agreement at March 31, 2019 and December 31, 2018, totaled $118.5 million and $76.9 million, less accumulated depreciation of $17.7 million and $10.1 million, respectively, for net balances of $100.8 million and $66.8 million, respectively. Depreciation of assets held under the capital leases is included in cost of revenue on the Consolidated Statements of Operations.

Operating Leases

In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 14. Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms totaled approximately $3,712 and $388 for the three months ended March 31, 2019 and 2018, respectively.

Sale-leaseback Transaction

On March 13, 2019, the Company completed a sale-leaseback transaction related to certain assets that were acquired as part of our recent acquisitions of approximately $25.0 million. The payments related to this transaction are over a four year term and have been included as part of the contractual maturities table, See Note 9. Debt.

Note 11. Concentrations

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %		Accounts Receivable %
	Three Months Ended
	March 31,		March 31, 2019	December 31, 2018
	2019	2018

Company A	*	18.6%	12.2%	20.0%
Company B	11.9%	*	*	*
Company C	21.1%	*	21.0%	19.0%
Company D	*	16.6%	*	*
Company E	*	25.8%	*	*
* Amount was not above 10% threshold

Note 12. Income Taxes

The Company’s statutory federal tax rate is 21.00% for the periods ended March 31, 2019 and 2018, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 12.0%. A small number of states do not impose an income tax.

The effective tax rates for the three month period ended March 31, 2019 and 2018 were 27.4% and 16.8%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from current state taxes and non-deductible expenses. There were no changes in uncertain tax positions during the periods ended March 31, 2019 and 2018.

Note 13. Segments

The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market. As of March 31, 2019, we operate our business as two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 results for the Specialty Civil segment was not meaningful.

Each of our reportable segments is comprised of similar business units that specialize in services unique to the market that segment serves. The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses, were made based on segment revenue.

Separate measures of the Company’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. A substantial portion of the Company’s fixed assets are owned by and accounted for in our equipment company, including operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, and are used on an interchangeable basis across our reportable segments. As such, for reporting purposes, total under/over absorption of costs consisting primarily of depreciation is allocated to the Company's two reportable segments based on segment revenue.

The following is a brief description of the Company's reportable segments:

The Renewables segment operates throughout the United States and specializes in a range of services that include full EPC project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries.

The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•	Heavy civil construction services such as high-altitude road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

•	Environmental remediation services such as site development, environmental site closure and outsourced contract mining and coal ash management services.

•	Rail Infrastructure services such as planning, creation and maintenance of infrastructure projects for major railway and intermodal facilities construction.

Segment Revenue

Revenue by segment for the three months ended March 31, 2019 were as follows:

	For the three months ended March 31,		For the three months ended March 31,
(in thousands)	2019		2018
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$75,060	39.3%	$50,135	100.0%
Specialty Civil	115,750	60.7%	—	—
Total revenue	$190,810	100.0%	$50,135	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2019 were as follows:

	For the three months ended March 31,		For the three months ended March 31,
(in thousands)	2019		2018
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$2,187	2.9%	$(3,085)	(6.2)%
Specialty Civil	4,586	4.0%	—	—%
Total gross profit	$6,773	3.5%	$(3,085)	(6.2)%

Note 14. Related Party Transactions

Credit Support Fees

The Company had debt facilities and other obligations under surety bonds and stand-by letters of credit under the old credit facility that were guaranteed by Oaktree Power Opportunities Fund III Delaware, L.P. (“Oaktree”). The Company paid a fee for those guarantees based on the total amount outstanding. For the three months ended March 31, 2019 and 2018, the Company expense related to these fees was $0 and $231, respectively.

Clinton Lease Agreement

On October 20, 2017, the Company enacted a plan to restructure the ownership of a building and land which resulted in the transfer of ownership of such building and land from its consolidated subsidiary, WCI, to Clinton RE Holdings, LLC (Cayman) (“Cayman Holdings”), a directly owned subsidiary of the Seller. The lease has been classified as an operating lease with monthly payments through 2038. The Company's rent expense related to the lease during the three months ended March 31, 2019 and 2018, was $178 and $153, respectively.

Note 15. Subsequent Event

Second Amendment to Second Amended and Restated Credit and Guarantee Agreement

On May 15, 2019, the Company entered into a Second Amendment to Second Amended and Restated Credit and Guarantee Agreement with lenders constituting Required Lenders under the A&R Credit Agreement by and among the Company, Intermediate Holdings, the Borrower, the Subsidiary Guarantors, the Administrative Agent, the Revolving Agent, the Collateral Agent and the Lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, the Required Lenders have agreed to reset the first lien net leverage ratio financial covenant level for the March 31, 2019 fiscal quarter end to 4.75.1.00. The Second Amendment also adds a covenant that requires the Company to enter into the Third A&R Credit Documents (as described below) on or before May 25, 2019. The failure to satisfy this covenant will result in the amendment to the financial covenant becoming null and void, cause the Company to be in technical default of the first lien net leverage ratio as of March 31, 2019 and result in all amounts outstanding under the A&R Credit Agreement to be currently payable.

On May 15, 2019, the Company entered into a Lender Support Agreement with lenders constituting Required Lenders under the A&R Credit Agreement by and among the Company, Intermediate Holdings, the Borrower, the Subsidiary
Guarantors, the Administrative Agent, the Revolving Agent, the Collateral Agent and the Lenders party thereto. Pursuant to the
Lender Support Agreement, the Required Lenders have agreed to enter into a Third Amendment and Restatement Agreement and Third Amended and Restated Credit Agreement (collectively, the “Third A&R Credit Documents”). The Third A&R Credit
Documents will become effective upon, among other conditions, the Company obtaining equity financing with gross proceeds of not less than $50.0 million and the Companying paying to each lender that consents to the Third A&R Credit Documents a fee of 0.50% of the aggregate principal amount of revolving commitments and outstanding term loans of such lender on the effective date. The Company will also be required to pay other customary fees and expenses. The Company expects the Third
A&R Credit Documents to become effective on May 20, 2019.

Equity Commitment Agreement

On May 14, 2019, the Company entered into an Equity Commitment Agreement (the “Equity Agreement”), by and among the Company and the commitment parties thereto (the “Commitment Parties”), pursuant to which the Company has agreed to issue and sell to the Commitment Parties, and the Commitment Parties have agreed to purchase from the Company, for an amount in cash equal to $50.0 million, an aggregate of 50,000 shares of newly created Series B preferred stock of the Company, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants exercisable into an aggregate of 3,405,424 shares of the Company’s common stock (the “Warrants”), subject to adjustment. The Company expects the transactions under the Equity Agreement to close around May 20, 2019.

In addition to the Warrants issued at closing, the Company may be required to issue additional warrants depending upon EBITDA as defined in the Equity Agreement (calculated on a last twelve month basis) on the last calendar day of each month during the twelve month period commencing on the first anniversary of the closing date and ending on the second anniversary of the closing date. The Commitment Parties will also be issued additional Warrants to the extent additional shares of common stock are issued pursuant to that certain Agreement and Plan of Merger, dated November 3, 2017, by and among the Company, IEA Energy Services, LLC, Infrastructure and Energy Alternatives, LLC, and the other parties thereto, upon conversion of Series A Preferred Stock, and in the event of exercises of certain other warrants and equity rights. The number of shares of common stock into which the Warrants may be exercised is limited as necessary to comply with the requirements of NASDAQ.

No dividends shall be paid on the Series B Preferred Stock unless as, if and when declared by the Board. Commencing from and after the closing of the sale of the Series B Preferred until redeemed, dividends will accumulate (daily on the basis of a 360-day year consisting of twelve 30-day periods except for partial periods) at the Accumulated Dividend Rate on the stated value of the Series B Preferred Stock, and will increase the stated value of the Series B Preferred Stock on and effective as of each of March 31, June 30, September 30 and December 31 through redemption (each, a “Dividend Date”) without any further action by the Board; provided, that, to the extent not prohibited by applicable law, and only as, if and when declared by the Board, dividends will be declared and paid in cash at the Cash Dividend Rate on the stated value, and will be payable in cash quarterly in arrears on the applicable Dividend Date. The Accumulated Dividend Rate means 18% per annum; provided that, during the period from the occurrence of a Deleveraging Event until the date that is two years from the occurrence of such Deleveraging Event, the Accumulated Dividend Rate shall instead be 15% per annum; provided, further, that, from and after the occurrence of any Non-Payment Event or Default Event and until the cure, resolution or waiver of such Non-Payment Event or Default Event, as the case may be, the Accumulated Dividend Rate shall be the Accumulated Dividend Rate as otherwise determined plus 2% per annum. The Cash Dividend Rate means 15% per annum; provided that, immediately after the occurrence of a Deleveraging Event, the Cash Dividend Rate shall instead be 13.5% per annum.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “seek,” “target,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this Quarterly Report, regarding expectations for future financial performance, business strategies, expectations for our business, future operations, liquidity positions, availability of capital resources, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements.

These forward-looking statements are based on information available as of the date of this Quarterly Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to consummate the transactions under the Equity Agreement (defined below) and the Second Amendment (defined below);

•	availability of commercially reasonable and accessible sources of liquidity;

•	our ability to generate cash flow and liquidity to fund operations;

•	the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate;

•	our ability to identify acquisition candidates, integrate acquired businesses and realize upon the expected benefits of the acquisition of CCS and William Charles;

•	consumer demand;

•	our ability to grow and manage growth profitably;

•	the possibility that we may be adversely affected by economic, business, and/or competitive factors;

•	market conditions, technological developments, regulatory changes or other governmental policy uncertainty that affects us or our customers;

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

•	the ability of customers to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice;

•	customer disputes related to the performance of services;

•	disputes with, or failures of, subcontractors to deliver agreed-upon supplies or services in a timely fashion;

•	our ability to replace non-recurring projects with new projects;

•	the impact of U.S. federal, local, state, foreign or tax legislation and other regulations affecting the renewable energy industry and related projects and expenditures;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements;

•	fluctuations in maintenance, materials, labor and other costs;

•	our beliefs regarding the state of the renewable wind energy market generally; and

•	the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our quarterly reports, other public filings and press releases.

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

“Emerging Growth Company” Status

The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations, and cash flows of IEA. IEA qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that have adopted such new or revised accounting standards. See Note 2. Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for more information on “emerging growth company” reduced reporting requirements and when we would cease to be an “emerging growth company.” We continue to monitor our status as an “emerging growth company” and are currently preparing, and expect to be ready, to comply with the additional reporting and regulatory requirements that will be applicable to us when we cease to qualify as an “emerging growth company.”

Overview

We are a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States. The Company specializes in providing complete engineering, procurement and construction services throughout the United States for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. We are one of three Tier 1 providers in the wind energy industry and have completed more than 200 wind and solar projects in 35 states. Although the Company has historically focused on the wind industry, its recent acquisitions have expanded our construction capabilities and geographic footprint to create a diverse national platform of specialty construction capabilities in the areas of environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction. We believe we have the ability to continue to expand these services because we are well-positioned to leverage our expertise and relationships in the wind energy business to provide complete infrastructure solutions in all areas.

As previously disclosed, the Company’s results for the year ended December 31, 2018 reflected the effect of multiple severe weather events on the Company’s wind business that began late in the third quarter and continued into the fourth quarter of 2018. These weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa, and Michigan, resulting in additional labor, equipment and material costs. Although these projects are all now in late stages of completion or completed, and we are collecting and continuing to collect on change orders relating to force majeure provisions of the contracts with respect to certain of these projects, we are continuing to feel the impacts of these events on our business, including with respect to our financial and liquidity positions and operating cash flows. In connection with the effects on the Company's 2018 performance resulting from these adverse weather effects, the Company has engaged its lenders for the purpose of allowing the Company more flexibility in obtaining financing and in avoiding potential non-compliance with its first lien debt coverage ratio in the wake of its 2018 results. The Company and a majority in interest of its lenders have agreed to amend the A&R Credit Agreement to provide among other things, an increase in the first lien coverage ratio for the remainder of 2019 and flexibility for the Company to issue the Series B Preferred Stock. See “Recent Developments.”

In order to satisfy the conditions to effectiveness of the Third A&R Credit Documents, the Company entered into the Equity Agreement, pursuant to which the Company has agreed to issue and sell to the Commitment Parties, and the Commitment Parties have agreed to purchase from the Company, for an amount in cash equal to $50.0 million in the aggregate, an aggregate of 50,000 shares of newly created Series B preferred stock of the Company, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants exercisable into an aggregate of 3,405,424 shares of the Company’s common stock (the “Warrants”) subject to adjustment. The Company expects the transactions under the Equity Agreement to close around May 20, 2019.

We believe that these steps, if consummated, will improve our liquidity position. There can be no assurance that we will be able to consummate these transactions doing or that doing so will provide sufficient liquidity for the Company's ongoing needs. Please see “Item 1A. Risk Factors” in Part II to this Form 10-Q.

Recent Developments

Second Amendment to Second Amended and Restated Credit and Guarantee Agreement

On May 15, 2019, the Company entered into a Second Amendment to Second Amended and Restated Credit and Guarantee Agreement with lenders constituting Required Lenders under the A&R Credit Agreement by and among the Company, Intermediate Holdings, the Borrower, the Subsidiary Guarantors, the Administrative Agent, the Revolving Agent, the Collateral Agent and the Lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, the Required Lenders have agreed to reset the first lien net leverage ratio financial covenant level for the March 31, 2019 fiscal quarter end to 4.75.1.00. The Second Amendment also adds a covenant that requires the Company to enter into the Third A&R Credit Documents (as described below) on or before May 25, 2019. The failure to satisfy this covenant will result in the amendment to the financial covenant becoming null and void, cause the Company to be in technical default of the first lien net leverage ratio as of March 31, 2019 and result in all amounts outstanding under the A&R Credit Agreement to be currently payable.

Equity Commitment Agreement

On May 14, 2019, the Company entered into an Equity Commitment Agreement (the “Equity Agreement”), by and among the Company and the Commitment Parties therto, pursuant to which the Company has agreed to issue and sell to the Commitment Parties, and the Commitment Parties have agreed to purchase from the Company, for an amount in cash equal to $50.0 million, an aggregate of 50,000 shares of newly created Series B preferred stock of the Company, par value $0.0001 per share (the “Series B Preferred Stock”) and warrants exercisable into an aggregate of 3,405,424 shares of the Company’s common stock (the “Warrants”), subject to adjustment. The Company expects the transactions under the Equity Agreement to close around May 20, 2019.

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

On March 26, 2018, we consummated the Merger pursuant to an Agreement and Plan of Merger, dated November 3, 2017, by and among M III, IEA Services, a Delaware limited liability company, Infrastructure and Energy Alternatives, LLC (the “Seller”), a Delaware limited liability company and the parent of IEA Services immediately prior to such time, and the other parties thereto, which provided for, among other things, the Merger of IEA Services with and into a wholly-owned subsidiary of M III. See Note 2. Merger and Acquisition included in Item 1 of this Quarterly Report on Form 10-Q.

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

Impact of Seasonality and Cyclical Nature of Business

Our revenue and results of operations are subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, fiscal year-ends, project schedules and timing, in particular, for large non-recurring projects and holidays. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions experienced in the northern climates are not conducive to efficient or safe construction practices. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather and effects from thawing ground conditions can often impact second quarter productivity. The third and fourth quarters are typically our most productive quarters of the year, as a greater number of projects are underway, and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. Nevertheless, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including from excessive rainfall, warm winter weather or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations.

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

Cost of Revenue

Cost of revenue consists principally of: salaries, wages and employee benefits; subcontracted services; equipment rentals and repairs; fuel and other equipment expenses, including allocated depreciation and amortization expense; material costs, parts and supplies; insurance; and facilities expenses. Project profit is calculated by subtracting a project’s cost of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will be reduced if actual costs to complete a project exceed our estimates on fixed price and installation/construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract. Various factors can impact our margins on a quarterly or annual basis, including:

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

Interest Expense, Net

Interest expense, net consists of contractual interest expense on outstanding debt obligations, capital leases, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements, with all such expenses net of interest income.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon IEA’s consolidated financial statements included in Item 1 of this Quarterly Report, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. For discussion of all of our significant accounting policies, see Note 1. Business, Basis of Presentation and Significant Accounting Policies to our condensed consolidated financial statements.

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

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. For the period ended March 31, 2019, measurement period adjustments related to a decrease to goodwill of $2.9 million and further adjustments discussed in Note 2. Merger and Acquisition included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2019 and 2018

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019		2018

Revenue	$190,810	100.0%	$50,135	100.0%
Cost of revenue	184,037	96.5%	53,220	106.2%
Gross profit	6,773	3.5%	(3,085)	(6.2)%
Selling, general and administrative expenses	27,754	14.5%	16,960	33.8%
Income from operations	(20,981)	(11.0)%	(20,045)	(40.0)%
Interest expense, net	(10,367)	(5.4)%	(851)	(1.7)%
Other income (expense)	(170)	(0.1)%	(11)	—%
Income from continuing operations before income taxes	(31,518)	(16.5)%	(20,907)	(41.7)%
Provision for income taxes	8,629	4.5%	3,515	7.0%
Net income	$(22,889)	(12.0)%	$(17,392)	(34.7)%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in this report.

Revenue    . Revenue increased 280.6%, or $140.7 million, in the first quarter of 2019, compared to the same period in 2018. The increase in revenue was primarily due to revenue of $109.9 million from our acquired businesses, coupled with approximately $17.0 million of growth in our wind operations for our top ten projects quarter over quarter.

Cost of revenue. Cost of revenue increased 245.8%, or $130.8 million, in the first quarter of 2019, compared to the same period in 2018, primarily due to the cost of revenue of $104.0 million from our acquired businesses, and to a lesser extent, increased cost to finish remaining projects effected by multiple severe weather events in the fourth quarter of 2018.

Gross profit. Gross profit increased 319.5%, or $9.9 million, in the first quarter of 2019, compared to the same period in 2018. As a percentage of revenue, gross profit increased and totaled 3.5% in the quarter, as compared to (6.2)% in the prior-year period. The increase in margin was primarily related to a reduction of costs on a disputed project of $4.7 million in 2018, coupled with increased gross profit from our acquired businesses of $5.9 million. While the Company's gross profit margin increased period over period, it was still lower than expected at March 31, 2019 due to the continuing effort to complete the six projects affected by force majeure weather in the fourth quarter of 2018. These six projects created a 0.9% reduction to gross margin in 2019 and will continue to have a further negative on gross margin impact through the third quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 63.6%, or $10.8 million, in the first quarter of 2019, compared to the same period in 2018. Selling, general and administrative expenses were

14.5% of revenue in the first quarter of 2019, compared to 33.8% in the same period in 2018. The increase in selling, general and administrative expenses was primarily driven by $11.7 million related to our acquired businesses.

Interest expense, net. Interest expense, net increased by $9.5 million, in the first quarter of 2019, compared to the same period in 2018. This increase was primarily driven by the increased borrowings under our lines of credit and term loan in the third and fourth quarter of 2018.

Other income (expense). Other income decreased by $0.2 million, in the first quarter of 2019, compared to the same period in 2018. The decrease was primarily the result of losses on the sale of property, plant and equipment.

Provision for income taxes. Income tax benefit increased 145.5%, or $5.1 million, to a benefit of $8.6 million in the first quarter of 2019, compared to $3.5 million for the same period in 2018. The effective tax rates for the period ended March 31, 2019 and 2018 were 27.38% and 16.81%, respectively. The higher effective tax rate is primarily attributable to changes from permanent adjustments and current state taxes. There were no changes in uncertain tax positions during the periods ended March 31, 2019 and 2018.

Segment Results

The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market. As of March 31, 2019, we operate our business as two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 results for the Specialty Civil segment was not meaningful.

Each of our reportable segments is comprised of similar business units that specialize in services unique to the market that segment serves. Driving the end-user focused segments are differences in the economic characteristics of each segment; the nature of the services provided by each segment; the production processes of each segment; and the type or class of customer using the segment’s services.

The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses, were made based on segment revenue.

The following is a brief description of the Company's reportable segments:

The Renewables segment operates throughout the United States and specializes in a range of services that include full EPC project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries.

The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•	Heavy civil construction services such as high-altitude road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

•	Environmental remediation services such as site development, environmental site closure and outsourced contract mining and coal ash management services.

•	Rail Infrastructure services such as planning, creation and maintenance of infrastructure projects for major railway and intermodal facilities construction.

(in thousands)	For the three months ended March 31, 2019			For the three months ended March 31, 2018
Segment	Revenue	Gross Profit	Gross Profit Margin	Revenue	Gross Profit	Gross Profit Margin
Renewables	$75,060	$2,187	2.9%	$50,135	$(3,085)	(6.2)%
Civil	115,750	4,586	4.0%	—	—	—
Total	$190,810	$6,773	3.5%	$50,135	$(3,085)	(6.2)%

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have been cash flows from operations, our cash balances and availability under our A&R Credit Agreement. Because we have experienced decreased liquidity due to increased costs and delayed collections relating to the multiple severe weather events in the third quarter and fourth quarter of 2018, we have sought additional sources of liquidity in the form of proceeds from the issuance of Series B Preferred Stock.

Our primary liquidity needs are for working capital, debt service, dividends on our Series A Preferred Stock, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. During the quarter ended March 31, 2019, we decreased our liquidity needs through a previously obtained waiver from the holders of the Series A Preferred Stock allowing us to extend the due date for payment of dividends on the Series A Preferred Stock. However, following the issuance of the Series B Preferred Stock, we will have additional need for liquidity to pay dividends on our Series B Preferred Stock.

As of March 31, 2019, we had approximately $48.0 million in cash, and no availability under our A&R Credit Agreement. We expect to receive proceeds of approximately $50.0 million from the issuance of Series B Preferred Stock and to use such proceeds to repay outstanding accounts payable, partially repay the A&R Credit Agreement, to pay fees and expenses and for general corporate purposes.

We anticipate that our existing cash balances, funds generated from operations, proceeds from the issuance of the Series B Preferred Stock and borrowings will be sufficient to meet our cash requirements for the next twelve months. No assurance can be given, however, that these sources will be sufficient, because there are many factors which could affect our liquidity, including some which are beyond our control. Please see “Item 1A. Risk Factors” in Part II to this Quarterly Report on Form 10-Q.

Capital Expenditures

For the three months ended March 31, 2019, we incurred $1.9 million in cash purchases for equipment. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2019 and 2020. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

Generally, we receive 5% to 10% cash payments from our customers upon the inception of the projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2019, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, decreased to $203.5 million as of March 31, 2019 from $272.5 million as of December 31, 2018, due primarily to higher levels of revenue, timing of project activity, and collection of billings to customers.

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

Sources and Uses of Cash

Sources and uses of cash are summarized below:

	Three Months Ended March 31,
(in thousands)	2019	2018

Net cash provided by (used in) operating activities	(37,547)	14,845
Net cash used in investing activities	(2,063)	(133)
Net cash provided by financing activities	16,216	59

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2019 was $(37.5) million, as compared to net cash provided by operating activities of $14.8 million over the same period in 2018. The decrease in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change is primarily attributable to $93.1 million more cash paid for accounts payable, partially offset by $60.4 million more cash collected for accounts receivables.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2019 was $2.1 million, as compared to $0.1 million over the same period in 2018. The increase in net cash used by investing activities reflects the cash paid for the purchase of equipment of $1.9 million.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2019 was $16.2 million, as compared to $0.1 million over the same period in 2018. The change of $16.1 million is primarily attributable to cash used in 2018 to effectuate the Company's Merger transaction to become a public company of $25.0 million. This increase was offset by less net proceeds from debt and the sale leaseback transaction in 2019 of $6.8 million.

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

On September 25, 2018, $200.0 million was drawn on the term loan facility and $20.5 million was drawn on the line of credit to pay the CCS acquisition consideration, repay borrowings under our previous credit facility and repay certain assumed indebtedness of Saiia and the ACC Companies. The remaining $100.0 million was drawn on the term loan facility on November 2, 2018 to pay the cash portion of the William Charles acquisition consideration and to repay certain assumed indebtedness of William Charles, and an additional $26.0 million of revolving loans were drawn in the third and fourth quarter of 2018, to be used for working capital and other general coporate purposes, for total outstanding revolving loans of $47.9 million as of March 31, 2019. The Company capitalized $24.5 million of financing fees that were incurred to obtain this new credit facility.

Term loan borrowings mature on September 25, 2024 and are subject to quarterly amortization of principal, commencing on the last day of the first quarter of 2019, in an amount equal to 2.50% of the aggregate principal amount of such loans. Beginning with 2020, an additional annual payment is required equal to 75% of Excess Cash Flow 3.25% (as defined in the A&R Credit Agreement) for the preceding fiscal year if such Excess Cash Flow is greater than $2.5 million, with the percentage of Excess Cash Flow subject to reduction based upon the Company's consolidated leverage ratio. Borrowings under the revolving line of credit mature on September 25, 2023.

Interest on term loan borrowings accrues at an interest rate of, at the Company's option, (x) LIBOR plus a margin of 6.25% or (y) an alternate base rate plus a margin of 5.25%. Interest on revolving loans accrues at an interest rate of, at the Company's option, (x) LIBOR plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. The weighted average interest rate on our debt as of March 31, 2019 and December 31, 2018, was 8.57% and 8.82%, respectively.

Obligations under this credit facility are guaranteed by Infrastructure and Energy Alternatives, Inc., Intermediate Holdings (as defined therein) and each existing and future, direct and indirect, wholly-owned, material domestic subsidiary of

Infrastructure and Energy Alternatives, Inc. other than IEA Services (together with IEA Services, the “Credit Parties”), and are secured by all of the present and future assets of the Credit Parties, subject to customary carve-outs.

Under the A&R Credit Agreement, the Credit Parties are subject to various affirmative covenants, including those requiring (i) delivery of financial statements, budgets and forecasts; (ii) delivery of certificates and other information; (iii) delivery of notices (of any default, material adverse condition, ERISA event, material litigation or material environmental event); (iv) payment of tax obligations; (v) preservation of existence; (vi) maintenance of properties; (vii) maintenance of insurance; (viii) compliance with laws; (ix) maintenance of books and records; (x) inspection rights; (xi) use of proceeds; (xii) maintenance of guarantee obligations and collateral security; and (xiii) compliance with environmental laws.

Under the A&R Credit Agreement, the Credit Parties are also subject to negative covenants, including restrictions (subject to certain exceptions) on (i) liens; (ii) indebtedness (including guarantees and other contingent obligations); (iii) investments (including loans, advances and acquisitions); (iv) mergers and other fundamental changes; (v) sales and other dispositions of property or assets; (vi) payments of dividends and other distributions and share repurchases (provided, that the Credit Agreement permits (x) distributions to the Company or any of its subsidiaries, (y) tax distributions and (z) certain other distributions by the Company (including distributions for customary public company expenses and for payments on preferred equity of the post-combination company subject to terms and conditions set forth in the loan documentation), (vii) changes in the nature of the business; (viii) transactions with affiliates; (ix) burdensome agreements; (x) payments and modifications of certain debt instruments; (xi) changes in fiscal periods; (xii) amendments of organizational documents; (xiii) division/series transactions; and (xiv) sale and lease-back transactions.

Events of default under the A&R Credit Agreement include, but are not limited to, (i) failure to pay any principal or interest when due; (ii) any material breach of the representations and warranties made in the A&R Credit Agreement; (iii) failure to obverse or perform covenants; and (iv) certain events of bankruptcy and judgements. Upon any event of default, the Lenders are permitted to cease making loans, declare the unpaid principal amount of all outstanding loans and all other obligations immediately due and payable, enforce liens and security interests, and exercise all other rights and remedies available under the loan documents or applicable law.

Under the A&R Credit Agreement, the Credit Parties are also subject to a First Lien Net Leverage Ratio. The First Lien Net Leverage Ratio is defined as the ratio of (a) the excess of (i) consolidated total debt that, as of such date, is secured by a lien on any asset of property of the Company or any of its Restricted Subsidiaries that is not expressly subordinated to the lien securing the obligations owing under the A&R Credit Agreement over (ii) net cash as of such date, to (b) consolidated EBITDA, calculated on a pro forma basis, for the most recently completed measurement period. The Company and Borrower must not permit the First Lien Net Leverage Ratio, as of the last day of any consecutive four fiscal quarter period to be greater than:

Measurement Period	Ratio
Prior to the fiscal quarter ending December 31, 2020	3:50 : 1.00
From and after the fiscal quarter ending December 31, 2020	2.25 : 1.00

As previously discussed, we potentially would not have been in compliance with the First Lien Net Leverage Ratio in the A&R Credit Agreement for the compliance period ended March 31, 2019. The Company sought relief by entering into the Second Amendment, which, among other things waives non-compliance with the First Lien Net Leverage Ratio under the A&R Credit Documents for the compliance period ended March 31, 2019 and replaces the existing A&R Credit Agreement with the Third A&R Credit Agreement. The effectiveness of the Third A&R Credit Documents is conditioned upon, among other things, the Company obtaining equity financing with proceeds of not less than $50.0 million. For a more detailed description of the terms, conditions and provisions of the Third A&R Credit Documents, including a revised First Lien Net Leverage Ratio covenant, please see “Item 5. Other Information” in Part II of this Form 10-Q.
After giving effect to the Second Amendment, our First Lien Net Leverage Ratio as of March 31, 2019, was in compliance with the Second Amendment.

Series A Preferred Stock

    We have 34,965 shares of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) outstanding. Dividends on each share of Series A Preferred Stock are payable in cash on a quarterly basis and accrue on the stated value of such share on a daily basis at a rate of (i) 6% per annum during the period from the closing of the initial sale of the Series A Preferred Stock until the 18 month anniversary of the initial sale of the Series A Preferred Stock and (ii) 10% per annum thereafter; provided that the dividend rate will be increased by 2% per annum in case of any non-payment of dividends when due, failure to redeem shares of Series A Preferred Stock when required or any other material default (in each case, as further specified in the Certificate of Designations) until such non-payment, failure or default has been cured, resolved or waived.

Any holder of Series A Preferred Stock may elect, by written notice to the Company (x) at any time and from time to time on or after the third anniversary from the closing of the initial sale of the Series A Preferred Stock or (y) at any time and from time to time on or after the non-payment of dividends when due, failure to redeem shares of Series A Preferred Stock when required or any other material default (in each case, as further specified in the Certificate of Designation) until such non-payment, failure or default is cured by the Company, to cause the Company to convert, without the payment of additional consideration by such holder, all or any portion of the issued and outstanding shares of Series A Preferred Stock held by such holder, as specified by such holder in such notice, into a number of shares of common stock determined by dividing (i) the stated value per share of $1,000 (subject to certain adjustments provided in the Certificate of Designations for stock splits and similar events) plus accrued and unpaid dividends by (ii) the VWAP per share of common stock for the 30 consecutive trading days ending on the trading day immediately preceding the conversion date. In the event the Series A Preferred Stock is converted following an uncured non-payment, failure or default event, for the purposes of the foregoing calculation, VWAP per share shall be multiplied by 90%. The “VWAP per share” is defined as the per share volume-weighted average price for the relevant period as reported by Bloomberg (as further described in the Certificate of Designations).

During the quarter ended March 31, 2019, we extended the due date for payment of dividends on the Series A Preferred Stock through a previously obtained waiver. The effect of the waiver is that, during the waiver period, the dividends will not become payable, and the holders of the Series A Preferred will not have a right to convert based upon the non-payment of dividends on the scheduled payment date. Dividends will continue to accrue interest rate at the penalty rate if not paid on the scheduled payment date.

The issuance of the Series B Preferred Stock is subject to approval by Oaktree as representative of the holders of the Series A Preferred Stock. Under the terms of the amendment to the Third A&R Credit Documents, the Company cannot pay cash dividends to the holders of the Series A Preferred Stock nor can the Series A Preferred Stock be redeemed before repayment in full of all amounts due under the Senior Credit Facility. Under the terms of the Series B Preferred Stock, the Series A Preferred Stock is subordinated in right of dividend payment, redemption and liquidation to the Series B Preferred Stock. The Company expects to enter into an amendment to the Certificate of Designations for the Series A Preferred Stock in connection with the closing of the issuance of the Series B Preferred Stock to address the foregoing subordination issues. Upon effectiveness of the Third Amended and Restated Credit Agreement and the Series B Preferred Stock, dividends on the Series A Preferred Stock will accumulate to the liquidation preference when the Company is not permitted to pay cash dividends under those agreements. Dividends payable to Series A Preferred Stock on December 31, 2018 and March 31, 2019 will be accumulated to the liquidation preference.

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2019, and December 31, 2018, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $2,080 and $3,006, respectively, related to projects. In addition, as of March 31, 2019 and December 31, 2018, the Company had outstanding surety bonds on projects of $1,778,246 and $1,681,983, respectively, including the bonding line of the acquired ACC Companies and Saiia.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of March 31, 2019.

	Payments due by period
(in thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter

Debt (principal) (1)	345,533	24,523	31,569	30,854	30,450	78,060	150,077
Debt (interest) (2)	120,948	22,020	26,829	23,881	21,151	17,635	9,432
Capital leases (3)	83,580	17,480	24,704	20,829	17,063	3,504	—
Operating leases (4)	15,427	4,058	3,586	1,658	1,004	765	4,356
Total	$565,488	$68,081	$86,688	$77,222	$69,668	$99,964	$163,865

(1)	Represents the contractual principal payment due dates on our outstanding debt.

(2)	Includes variable rate interest using March 31, 2019 rates.

(3)
We have obligations, exclusive of associated interest, recognized under various capital leases for equipment totaling $118.5 million at March 31, 2019. Net amounts recognized within property, plant and equipment, net in the consolidated balance sheet under these capitalized lease agreements at March 31, 2019 totaled $100.8 million.

(4)
We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038.

For detailed discussion and additional information pertaining to our debt instruments, see Note 9. Debt in the Notes to Condensed Consolidated Financial Statement, included in Item 1.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, liabilities associated with deferred compensation plans, liabilities associated with certain indemnification and guarantee arrangements. See Note 10. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q, for discussion pertaining to our off-balance sheet arrangements. See Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies and Note 14. Related Party Transactions in the Notes to Condensed Consolidated Financial Statements, included in Item 1, for discussion pertaining to certain of our investment arrangements.

Backlog

For companies in the construction industry, backlog can be an indicator of future revenue streams. Estimated backlog represents the amount of revenue we expect to realize from the uncompleted portions of existing construction contracts, including new contracts under which work has not begun and awarded contracts for which the definitive project documentation is being prepared, as well as revenue from change orders and renewal options. Estimated backlog for work under fixed price contracts and cost-reimbursable contracts is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. Cost-reimbursable contracts are included in backlog based on the estimated total contract price upon completion.

As of March 31, 2019 and December 31, 2018, our total backlog was approximately $2.2 billion and $2.1 billion, respectively, compared to $1.1 billion as of March 31, 2018. The $1.1 billion increase is primarily related to $858.0 million of backlog related to our acquisitions coupled with $254.0 million of an increase in backlog related to our legacy IEA business.

The following table summarizes our backlog by segment for March 31, 2019:

(in millions)
Segments	Backlog at March 31, 2019
Renewables	1,264.4
Civil	892.7
Other	—
Total	$2,157.1

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

Backlog is not a term recognized under GAAP, although it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others. See ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K filed with the SEC on March 14, 2019 for a discussion of the risks associated with our backlog.

Recently Issued Accounting Pronouncements

See Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements, included in Item 1.

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

Interest Rate Risk

Borrowings under the new credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding debt balance as of March 31, 2019 was $345.5 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $3.5 million. As of March 31, 2019, we had no derivative financial instruments to manage interest rate risk.

Item 4. Control and Procedures

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of IEA’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Exchange Act of 1934. This section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors

At March 31, 2019, there have been no other material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2019, which is accessible on the SEC's website at www.sec.gov, except as described below.

The transactions under the Equity Agreement and Third A&R Credit Documents are subject to closing conditions. We cannot provide any assurance that we will be able to consummate the transactions under the Equity Agreement and Third A&R Credit Agreement.

As described above, the Company has entered into the Second Amendment and Equity Agreement in order to allow the Company to improve its liquidity position. The Second Amendment, among other things amends the First Lien Net Leverage Ratio under the A&R Credit Agreement for 2019 and replaces the existing A&R Credit Agreement with the Third A&R Credit Documents. The Third A&R Credit Documents becomes effective upon, among other conditions, the Company obtaining equity financing with proceeds of not less than $50.0 million.

In order to satisfy that condition, the Company entered into the Equity Agreement, pursuant to which the Company has agreed to issue and sell to the Commitment Parties, and the Commitment Parties have agreed to purchase from the Company, for an amount in cash equal to $50.0 million in the aggregate, an aggregate of 50,000 shares of newly created Series B Preferred Stock and Warrants exercisable into an aggregate of 3,405,424 shares of the Company’s common stock, subject to adjustment.

There can be no assurance that we will be able to consummate the transactions under the Equity Agreement. If we are unable to close the transactions under the Equity Agreement, then we will not be able to satisfy the conditions precedent to the effectiveness of the Third A&R Credit Documents and the lenders may seek to declare an event of default under the A&R Credit Agreement for potential non-compliance with the First Lien Net Leverage Ratio. Upon any event of default, the Lenders are permitted to cease making loans, declare the unpaid principal amount of all outstanding loans and all other obligations immediately due and payable, enforce liens and security interests, and exercise all other rights and remedies available under the loan documents or applicable law, which would materially and adversely affect our liquidity, financial position and cash flows.

The transaction under the Equity Agreement and Series A Preferred Stock may result in substantial dilution to holders of our common stock, and impose additional restrictions on us.

Pursuant to the terms of the Equity Agreement, we have agreed to issue to the Commitment Parties Warrants exercisable into an aggregate of 3,405,424 shares of common stock at closing. In addition to the Warrants issued at closing, the Company may be required to issue additional warrants depending upon EBITDA (calculated on a last twelve month basis) on the last calendar day of each month during the twelve month period commencing on the first anniversary of the closing date and ending on the second anniversary of the closing date, as follows: (1) if EBITDA is greater than or equal to $100.0 million, no additional Warrants are required to be issued, (2) if EBITDA is less than $87.5 million, 1,335,149 additional Warrants are required to be issued, and (3) if greater than or equal to $87.5 million, but less than $100.0 million additional Warrants up to 1,335,149 must be issued depending upon actual EBITDA during the measurement period. Additionally, the Commitment Parties may be issued additional Warrants to the extent additional shares of common stock are issued pursuant to that certain Agreement and Plan of Merger, dated November 3, 2017, by and among the Company, IEA Energy Services, LLC, Infrastructure and Energy Alternatives, LLC, and the other parties thereto, upon conversion of Series A Preferred Stock, and in the event of exercises of certain other warrants and equity rights.

Each Warrant will be exercisable into the Company’s common stock at an exercise price per share of $0.0001 (the “Exercise Price”). The Exercise Price may be paid by the holder by payment of the aggregate Exercise Price by check or wire transfer, or by instructing the Company to withhold a number of shares of common stock then issuable upon exercise of the Warrant with an aggregate fair market value as of the date of exercise equal to the aggregate Exercise Price; or any combination of the foregoing. Furthermore, in connection with the Equity Agreement, we will enter into the A&R Registration Rights Agreement (defined below) covering the shares of common stock issuable upon exercise of the Warrants.

Additionally, as described above, the holders of the Series A Preferred Stock have the right at any time and from time to time on or after the non-payment of dividends when due until such non-payment, failure or default is cured by the Company, to cause the Company to convert, without the payment of additional consideration by such holder, all or any portion of the issued and outstanding shares of Series A Preferred Stock held by such holder, as specified by such holder in such notice, into a number of shares of common stock determined by dividing (i) the stated value per share of $1,000 (subject to certain adjustments provided in the Certificate of Designations for stock splits and similar events) plus accrued and unpaid dividends by (ii) the VWAP per share of common stock for the 30 consecutive trading days ending on the trading day immediately preceding the conversion date. In the event the Series A Preferred Stock is converted following an uncured non-payment, failure or default event, for the purposes of the foregoing calculation, VWAP per share shall be multiplied by 90%. The “VWAP per share” is defined as the per share volume-weighted average price as reported by Bloomberg (as further described in the Certificate of Designations).

                During the quarter ended March 31, 2019, we extended the due date for payment of dividends on the Series A Preferred Stock pursuant to a previously obtained waiver.  The effect of the waiver is that, during the waiver period, the dividends will not be payable, and the holders of the Series A Preferred will not have a right to convert based upon the non-payment of dividends on the scheduled payment date. Dividends will continue to accrue interest rate at the penalty rate if not paid on the scheduled payment date. If we are unable to obtain an additional waiver upon the expiration of the waiver period, the holders of the Series A Preferred Stock will have the right to convert their Series A Preferred Stock into shares of common stock at the penalty rate described above.

Accordingly, the transactions under the Equity Agreement and the Series A Preferred Stock may result in substantial additional issuances of common stock. Additional issuances of common stock, or sales of common stock, would have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Sales of a substantial number of shares of our common stock could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Our Third A&R Credit Documents imposes restrictions on us that may prevent us from engaging in transactions that might benefit us.

As described in more detail in “Item 5. Other Information” in Part II of this Form 10-Q, on May 15, 2019, the Company entered into the Lender Support Agreement, by and among the Company, Intermediate Holdings, the Borrower, the Subsidiary Guarantors and the Required Lenders, pursuant to which the Required Lenders have agreed to amend and restate the existing Second Amended and Restated Credit Agreement in its entirety to read as set forth in the Third A&R Credit Documents. The effectiveness of the Third A&R Credit Documents is conditioned upon, among other things, the Company obtaining equity financing with proceeds of not less than $50.0 million.

The Third A&R Credit Documents carries over restrictions existing in the A&R Credit Agreement, with respect to, among other things:

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

In addition, the Third A&R Credit Agreement makes additional changes that restrict our business further, could make compliance with the terms and conditions of the Third A&R Credit Agreement more difficult, and could impact our ability to engage in transactions we deem beneficial, including, but not limited to:

•
initially increasing the interest rate by 2.00% per annum on certain loans, making the interest rate on Initial Term Loan borrowings a rate of, at the Company's option, (x) LIBOR plus a margin of 8.25% (rather than 6.25%, for consenting lenders) or (y) an alternate base rate plus a margin of 7.25% (rather than 5.25%);

•	increasing the interest rate upon occurrence and during the continuance of a significant event of default from an additional 2.00% per annum to an additional 3.00% per annum;

•
limiting the ability to add back charges, expenses or losses incurred as a result of any adverse weather event in calculating consolidated EBITDA (including for purpose of determining the First Lien Net Leverage Ratio), and providing an overall limitation on the aggregate amount added back to net income for certain types of charges, costs, expenses and adjustments for purposes of calculating consolidated EBITDA;

•	adding a requirement for control agreements with respect to our bank accounts upon certain events;

•	limiting the amount and nature of cash that can be used to calculate the First Lien Net Leverage Ratio;

•	imposing a make-whole premium or prepayment premium upon certain voluntary prepayments;

•	eliminating the ability to request one or more Incremental Term Facilities or Incremental Revolving Facilities;

•	imposing stricter mandatory repayment requirements of Excess Cash Flow;

•	eliminating the ability to designate unrestricted subsidiaries; and

•	eliminating certain exceptions to the covenants not to incur additional indebtedness or make restricted payments.

These are not all of the changes in the Third A&R Credit Documents.

Should we be unable to comply with the terms and covenants of our Third A&R Credit Documents, we would be required to obtain consents from our lenders, further modify our Third A&R Credit Documents or secure another source of financing to continue to operate our business, none of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations under the Third A&R Credit Documents. To the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may materially decrease our profitability, cash flows and liquidity.

Our liquidity remains constrained and, if our results of operations were negatively impacted by unforeseen factors or impacted to a greater degree than anticipated, we could require additional sources of liquidity in the future to fund our operations and service our indebtedness and we might not be able to maintain compliance with the covenants in our Third A&R Credit Documents.

We have experienced decreased liquidity due to the multiple severe weather events in the third quarter and fourth quarter of 2018. Although we have entered into the Equity Agreement for the sale of Series B Preferred Stock, our liquidity could remain constrained, in part because we expect the proceeds from the sale of the Series B Preferred Stock will be used to repay outstanding accounts payable, partially repay the A&R Credit Agreement, to pay fees and expenses and for general corporate purposes. Additionally, we will incur additional dividend payment obligations under the Series B Preferred Stock after their issuance.

Although we anticipate that our existing cash balances, funds generated from operations, proceeds from the issuance of the Series B Preferred Stock and borrowings will be sufficient to meet our cash requirements for the next twelve months, no assurance can be given that these sources will be sufficient, because there are many factors that could affect our liquidity, including some that are beyond our control. Factors that could cause our future liquidity to vary materially from expectations include, but are not limited to, weather events, contract disputes with customers, loss of customers, spending patterns of customers, unforeseen costs and expenses and our ability to maintain compliance with the covenants and restrictions in our Third A&R Credit Documents (or obtain waivers in the event of non-compliance). If we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take even stronger measures to conserve liquidity.

In the future, we may require additional funds for operating purposes and may seek to raise additional funds through debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our working capital requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. In the event we are not able to fund our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to improve our operations, generate positive cash flows from operating activities and expand the business will be materially adversely affected.

If our results of operations were negatively impacted by unforeseen factors, or impacted to a greater degree than anticipated, we might not be able to maintain compliance with the covenants and restrictions in our Third A&R Credit Documents. If we were unable to comply with the financial covenants in the future, and we were not able to obtain a waiver or forbearance, it would result in an uncured default under the Third A&R Credit Documents. If a default under the Third A&R Credit Documents were not cured or waived, we would be unable to borrow under the Third A&R Credit Documents and the indebtedness thereunder could be declared immediately due and payable. If we were unable to borrow under the Third A&R Credit Documents, we would need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we were able to obtain an amendment, forbearance agreement or waiver in the future, we might be required to agree to other changes in the Third A&R Credit Documents, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

Item 5. Other Information

Equity Commitment Agreement

On May 14, 2019, the Company entered into the Equity Agreement by and among the Company and the Commitment Parties, pursuant to which the Company has agreed to issue and sell to the Commitment Parties, and the Commitment Parties have agreed to purchase from the Company for an amount in cash equal to $50.0 million in the aggregate, an aggregate of 50,000 shares of newly created Series B Preferred Stock and Warrants exercisable into an aggregate of 3,405,424 shares of common stock, subject to adjustment. The Company expects the transactions under the Equity Agreement to close on or after May 20, 2019. The net proceeds to the Company are expected to be approximately $43.0 million after deducting estimated expenses payable by the Company, and the proceeds will be used to repay outstanding accounts payable, partially repay the A&R Credit Agreement, to pay fees and expenses and for general corporate purposes. Guggenheim Securities LLC acted as placement agent (the “Placement Agent”).

An affiliate of on of our Sponsors is one of the Commitment Parties under the Equity Agreement, and has agreed to purchase $20.0 million of the $50.0 commitment on the same terms and conditions as the other Commitment Party. The Equity Agreement, and the issuance of the Series B Preferred Stock and Warrants was approved by a special committee of the Board of Directors consisting entirely of disinterested directors and, upon recommendation of such special committee, by the full Board of Directors.

The Company expects the transactions under the Equity Agreement to close around May 20, 2019.

The closing of the transactions under the Equity Agreement is subject to various conditions, including, but not limited to, the filing of a certificate of designations for the Series B Preferred Stock (the “Certificate”) with the Secretary of State of the State of Delaware, delivery of stock certificates for the Series B Preferred Stock, delivery of a warrant certificate for the Warrants, and the Company’s payment of expenses of the Commitment Parties. Additionally, pursuant to the terms of the Equity Agreement, the Company will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), which amends and restates that certain registration rights agreement, dated as March 28, 2018, as amended (the “Registration Rights Agreement”) to provide any Commitment Party not already party thereto with the same rights provided under the Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. The Company will also enter into an amended and restated investor rights agreement (the “A&R Investor Rights Agreement”), which amended and restated that certain investor rights agreement, dated as of March 26, 2018, in order to provide (a) the right to designate a director to the Board of Directors and (b) grant such director the same indemnification rights thereunder as granted to the other members of the Board of Directors.

Further, in connection with the closing of the transactions and as a closing condition thereto, we are currently in negotiations with the holders of our Series A Preferred Stock in order to amend the certificate of designation governing the Series A Preferred Stock to provide for the subordination of the Series A Preferred Stock to the Series B Preferred Stock with respect to the payment of dividends or the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation.

Upon closing of the transactions contemplated by the Equity Agreement, one of the Commitment Parties, will have a right of first refusal through December 31, 2019 with respect to any Company transactions involving a debt or equity financing (other than a public offering of Common Stock) resulting in gross proceeds of at least $25 million to the Company or any of its subsidiaries resulting in a deleveraging of the Company’s consolidated balance sheet following the closing.

In addition to the Warrants issued at closing, the Company may be required to issue additional warrants depending upon EBITDA (calculated on a last twelve month basis) on the last calendar day of each month during the twelve month period commencing on the first anniversary of the closing date and ending on the second anniversary of the closing date, as follows: (1) if EBITDA is greater than or equal to $100.0 million, no additional Warrants are required to be issued, (2) if EBITDA is less than $87.5 million, 1,335,149 additional Warrants are required to be issued, and (3) if greater than or equal to $87.5 million, but less than $100.0 million additional Warrants up to 1,335,149 must be issued depending upon actual EBITDA during the measurement period. Additionally, the Commitment Parties may be issued additional Warrants to the extent additional shares of common stock are issued pursuant to that certain Agreement and Plan of Merger, dated November 3, 2017, by and among the Company, IEA Energy Services, LLC, Infrastructure and Energy Alternatives, LLC, and the other parties thereto. Upon conversion of Series A Preferred Stock, and in the event of certain other warrants and equity rights. The number of shares of common stock into which the warrants are exercisable is limited as necessary to comply with NASDAQ.

The Company has made customary representations and warranties to the Commitment Parties and Placement Agent in the Equity Agreement. Additionally, the Commitment Parties have made customary representations and warranties to the Company in the Equity Agreement. The Equity Agreement contains various affirmative and negative covenants for the Company and Commitment Parties. The Company has also agreed to indemnify the Commitment Parties for breaches and inaccuracies in the representations and warranties in any transaction documents, or any breach or default of any covenants, agreements or obligations in the transaction documents.

The description of the Equity Agreement above is not a complete summary and is qualified in its entirely by reference to the full text of the Equity Agreement, which is filed as Exhibit 10.2 with this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference. The Equity Agreement is filed as an exhibit to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Equity Agreement were made only for purposes of the Equity Agreement and as of specific dates, were solely for the benefit of the parties to the Equity Agreement, and may be subject to limitations agreed upon by the contracting parties.

Series B Preferred Stock

In connection with the closing of the transactions under the Equity Agreement, the Company will file the Certificate to designate a new class of Series B Preferred Stock. The description below is provided for convenience of readers, and the actual terms and conditions of the Series B Preferred Stock will be as set forth in the Certificate filed with the Secretary of State of the State of Delaware, which may differ from the summary below. Terms that are capitalized in the description below but not defined herein have the definition given to such term in the Certificate.

General. Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors, without further stockholder approval. The Board of Directors will create the Series B Preferred Stock out of the authorized and unissued shares of preferred stock as a new class as provided in the Certificate.

Ranking. The Series B Preferred Stock will rank (a) equally in right of payment with any class or series of Capital Stock of the Company that expressly ranks equally with the Series B Preferred Stock (the “Parity Stock”), (b) senior in right of payment to Junior Stock, and (c) junior in right of payment to Senior Stock with respect to the payment of dividends or the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Company’s common stock, par value $0.0001 per share (the “common stock”) and existing Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), are Junior Stock under the Certificate.

Stated Value. The Series B Preferred Stock will have a stated value (the “Stated Value”) of an amount equal to the sum of (i) $1,000, as equitably adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction with respect to the Series B Preferred Stock after the date of issuance of such share of Series B Preferred Stock, plus (ii) the amount of accumulated but unpaid dividends compounded and accrued.

Dividends. No dividends shall be paid on the Series B Preferred Stock unless, as, if and when declared by the Board. Commencing from and after the closing of the sale of the Series B Preferred until redeemed, dividends will accrue (daily on the basis of a 360-day year consisting of twelve 30-day periods except for partial periods) at the Accumulated Dividend Rate (as defined below) on the Stated Value, and will increase the Stated Value of the Series B Preferred Stock on and effective as of each of March 31, June 30, September 30 and December 31 through redemption (each, a “Dividend Date”) without any further action by the Board; provided, that, to the extent not prohibited by applicable law, and only as, if and when declared by the Board, dividends will be declared and paid in cash at the Cash Dividend Rate (as defined below) on the Stated Value, and will be payable in cash quarterly in arrears on the applicable Dividend Date.

The Accumulated Dividend Rate means 18% per annum; provided that, during the period from the occurrence of a Deleveraging Event until the date that is two years from the occurrence of such Deleveraging Event, the Accumulated Dividend Rate shall instead be 15% per annum; provided, further, that, from and after the occurrence of any Non-Payment Event or Default Event and until the cure, resolution or waiver of such Non-Payment Event or Default Event, as the case may be, the Accumulated Dividend Rate shall be the Accumulated Dividend Rate as otherwise determined plus 2% per annum.

The Cash Dividend Rate means 15% per annum; provided that, immediately after the occurrence of a Deleveraging Event, the Cash Dividend Rate shall instead be 13.5% per annum.

A Deleveraging Event means (i) an equity financing following the closing of the sale of the Series B Preferred Stock consisting of either (x) the issuance of Junior Stock, which Junior Stock does not contain any mandatory redemption provisions requiring redemption prior February 16, 2025 (other than with respect to a change of control or liquidation event) or (y) the issuance of Parity Stock (including additional Series B Preferred Stock) to the holders of Series B Preferred Stock or their affiliates, in each case where the proceeds of such equity financing are used exclusively by the Company to permanently reduce senior secured indebtedness for borrowed money for which the Company is the borrower or a guarantor by at least $50 million or (ii) the Total Net Leverage Ratio (as defined in the Credit Agreement as in effect on the date hereof) as of the last day of any fiscal quarter is less than or equal to 1.50 to 1.00.

Until the Series B Preferred Stock is redeemed, neither the Company nor any of its subsidiaries shall declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company or any of its subsidiaries, other than (i) dividends payable on (A) Senior Stock, (B) Parity Stock except in a proportional basis in accordance with the Certificate and (C) Junior Stock payable solely in the form of additional shares of Junior Stock, and (ii) dividends or distributions by a subsidiary; provided that the Company may pay cash dividends on the Series A Preferred Stock (“Class A Cash Dividends”) if either (x) no dividends have accumulated on any shares of Series B Preferred Stock prior to or on the date such dividend is paid on the Series A Preferred Stock or (y) as of the date such dividend is paid on the Series A Preferred Stock, the Company has redeemed, in accordance with the Certificate, shares of Series B Preferred Stock having a Stated Value that has been increased as a result of all Series B Preferred Accumulated Dividends that have accumulated since the closing of the sale of the Series B Preferred Stock in respect of shares of Series B Preferred Stock outstanding as of such date and the Company has paid a Series B Preferred Cash Dividend for such dividend period with respect to any shares of Series B Preferred Stock that remain outstanding.

Liquidation Event. Subject to the rights of the holders of any Senior Stock or Parity Stock in connection therewith, upon any Liquidation Event (as defined below), each holder of Series B Preferred Stock shall be entitled to be paid, out of the assets of the Company legally available therefor, before any distribution or payment out of the assets of the Company may be made to or set aside for the holders of any Junior Stock in connection with such Liquidation Event, an amount per share of Series B Preferred Stock held by such holder equal to the sum of (i) the Stated Value plus (ii) all accumulated and unpaid dividends, if any, with respect to such share calculated through the day prior to such payment.

A Liquidation Event means (i) effecting any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) any voluntary or involuntary filing for bankruptcy, insolvency, receivership or any similar proceedings by or against the Company or any of its subsidiaries that holds, directly or indirectly, all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis, (iii) a receiver or trustee is appointed for all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis or (iv) the Company or any subsidiary that owns all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis makes an assignment for the benefit of its creditors.

Voting Rights. Other than any voting rights provided by applicable law or as expressly provided by the Certificate, the holders of the Series B Preferred Stock (in their capacities as such) shall not have voting rights of shareholders. To the extent a vote or consent is required, the holders of the Series B Preferred Stock have designated a sole and exclusive stockholder representative (the “Stockholders’ Representative”) with power and authority to exercise all voting, except for certain matters.

Consent Rights. Until all of the Series B Preferred Stock have been redeemed, the Company shall not, and shall cause its subsidiaries not to, directly or indirectly (whether by merger, consolidation, amendment of the Certificate or otherwise), without the prior written approval of the Stockholders’ Representative (or all holders of Series B Preferred Stock):

•
create, or authorize the creation of, or issue or obligate itself to issue any shares of Senior Stock, Parity Stock, capital stock that votes with the Series B Preferred Stock on matters requiring consent, or capital stock of a subsidiary;

•
reclassify, alter or amend any capital stock of the Company or its subsidiaries if such reclassification, alteration or amendment would render such other capital stock senior to or pari passu with the Series B Preferred Stock;

•
enter into any agreement with respect to, or consummate, any merger, consolidation or similar transaction with any other person pursuant to which the Company or such subsidiary would not be the surviving entity, if as a result of such transaction, any capital stock or equity or equity-linked securities of such person would rank senior to or pari passu with the Series B Preferred Stock;

•	assume, incur or guarantee, or authorize the creation, assumption, incurrence or guarantee of, any indebtedness for borrowed money (subject to certain exceptions);

•
authorize or consummate any Change of Control or Liquidation Event unless on or prior to the consummation of such Change of Control or Liquidation Event, all shares of Series B Preferred Stock will be redeemed, paid or purchased in full at the Optional Redemption Price (defined below);

•
alter, amend, supplement, restate, waive or otherwise modify any provision of the Certificate or any other governing document in a manner that would reasonably be expected to be materially adverse to the rights or obligations of the holders of the Series B Preferred Stock;

•
at any time when the Company is prohibited from making Class A Cash Dividends pursuant to the Certificate, to utilize the restricted payment basket set forth in the Company’s credit agreement any purpose other than making a Series B Preferred Cash Dividend or redeeming, repurchasing or otherwise retiring Series B Preferred Stock; or

•
enter into any amendment to the credit agreement that materially and adversely affects the ability of the Company to make cash dividend payments, liquidation payments or redemption payments compared to the credit agreement in effect at the initial sale of the Series B Preferred Stock.

Optional Redemption. The Company may, at any time and from time to time, redeem all or any portion of the shares of Series B Preferred Stock then outstanding at the Optional Redemption Price per share; provided, that any redemption of less than all of the Series B Preferred Stock outstanding shall be on a pro rata basis among the holders of Series B Preferred Stock in accordance with the number of shares of Series B Preferred Stock then held by such holders. The Optional Redemption Price is a price per share of Series B Preferred Stock in cash equal to the greater of (i) the Stated Value thereof plus all accrued and unpaid dividends thereon since the immediately preceding Dividend Date calculated through the day prior to such redemption and (ii) $1,500, plus all accrued and unpaid dividends thereon since the immediately preceding Dividend Date calculated through the day prior to such redemption, minus the amount of any Series B Preferred Cash Dividends actually paid on such share of Series B Preferred Stock since the closing of the sale of the Series B Preferred Stock.

Mandatory Redemption. On February 15, 2025, the Company shall redeem all shares of Series B Preferred Stock then outstanding at the Mandatory Redemption price per share. The Mandatory Redemption price per share equals a price per share of Series B Preferred Stock in cash equal to the Stated Value thereof plus all accumulated and unpaid dividends thereon calculated through the day prior to such redemption. There is no premium or penalty payable in connection with any such mandatory redemption.

Redemption in Connection with Certain Events. Subject to compliance with the terms of any credit agreement, the Company is required to redeemed all of the Series B Preferred Stock as a condition to the consummation of a Change in Control at the Optional Redemption Price, as well as use the net cash proceeds from any Qualifying Equity Sale or Significant Disposition to redeem the maximum number of shares of Series B Preferred Stock, on a pro rata basis, at the Optional Redemption Price that are redeemable from the net cash proceeds from such Qualifying Equity Sale or Significant Disposition.

Board Designation Rights. Effective as of the closing of the sale of Series B Preferred Stock, the Company has agreed to increase the size of the Board in order to appoint one director designated by the Stockholders’ Representative to the Board for a term expiring at the 2021 annual meeting of the Company’s stockholders. So long as there is more than $20.0 million of Series B Preferred Stock outstanding, the Company agrees to at all times appoint or nominate for election to the Board one director designated by the Stockholders’ Representative. Upon appointment or election to the Board, the Company agrees to promptly appoint the director designated by the Stockholders’ Representative to serve on each committee of the Board, subject in each case to meeting the applicable requirements for service on such committee as set forth in the listing rules of NASDAQ, the rules and regulations of the SEC, the Company’s corporate governance guidelines applicable to all of the members of such committee and such committee’s charter.

The description of the Series B Preferred Stock above is not a complete summary, and is qualified in its entirely by reference to the full text of the form of Certificate, which is included as Exhibit A to the Equity Agreement filed as Exhibit 10.2 with this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference. The form of Certificate is filed as an exhibit to the Equity Agreement to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company. The actual terms of the Certificate to be filed with the Secretary of State of the State of Delaware on or before the closing of the sale of the Series B Preferred Stock may differ from the summary provided above.

Warrant Agreement

In connection with the sale of the Series B Preferred Stock, the Company will provide each Commitment Party with Warrants pursuant to a Warrant Agreement (the “Warrant Agreement”). Each Warrant will be exercisable into the Company’s common stock at an exercise price per share of $0.0001 (the “Exercise Price”). The Exercise Price may be paid by the holder by payment of the aggregate Exercise Price by check or wire transfer, or by instructing the Company to withhold a number of shares of common stock then issuable upon exercise of the Warrant with an aggregate fair market value as of the date of exercise equal to the aggregate Exercise Price; or any combination of the foregoing.

The number of shares of common stock issuable upon exercise of the Warrant adjusts for dividends, subdivisions or combinations of the Company’s common stock; cash distributions or other distributions; reorganization, reclassification, consolidation or merger; and spin-offs.

The Commitment Parties will make limited customary representations and warranties in the Warrant Agreement. The description of the Warrants and Warrant Agreement above is not a complete summary, and is qualified in its entirely by reference to the full text of the form of Warrant Agreement, which is included as Exhibit B to the Equity Agreement filed as Exhibit 10.2 with this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference. The Warrant Agreement is filed as an exhibit to the Equity Agreement to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company. The actual terms of the Warrants and Warrant Agreements issued at closing of the sale of the Series B Preferred Stock may differ from the summary provided above.

Second Amendment to Second Amended and Restated Credit and Guarantee Agreement

On May 15, 2019, the Company entered into a Second Amendment to Second Amended and Restated Credit and Guarantee Agreement with lenders constituting Required Lenders under the Second Amended and Restated Credit Agreement by and among the Company, Intermediate Holdings, the Borrower, the Subsidiary Guarantors, the Administrative Agent, the Revolving Agent, the Collateral Agent and the Lenders party thereto (the “Second Amendment”). Pursuant to the Second Amendment, the Required Lenders have agreed to reset the first lien net leverage ratio financial covenant level for the March 31, 2019 fiscal quarter end to 4.75.1.00. The Second Amendment also adds a covenant that requires the Company to enter into the Third A&R Credit Documents (as described below) on or before May 25, 2019. The failure to satisfy this covenant will result in the amendment to the financial covenant becoming null and void, cause the Company to be in technical default of the first lien net leverage ratio as of March 31, 2019 and result in all amounts outstanding under the A&R Credit Agreement to be currently payable.

Lender Support Agreement and Third Amended and Restated Credit and Guarantee Agreement

On May 15, 2019, the Company entered into a Lender Support Agreement with lenders constituting Required Lenders under the Second Amended and Restated Credit Agreement by and among the Company, Intermediate Holdings, the Borrower, the Subsidiary Guarantors, the Administrative Agent, the Revolving Agent, the Collateral Agent and the Lenders party thereto. Pursuant to the Lender Support Agreement, the Required Lenders have agreed to enter into a Third Amendment and Restatement Agreement and Third Amended and Restated Credit Agreement (collectively, the “Third A&R Credit Documents”). The Third A&R Credit Documents will become effective upon, among other conditions, the Company obtaining equity financing with gross proceeds of not less than $50.0 million and the Companying paying to each lender that consents to the Third A&R Credit Documents a fee of 0.50% of the aggregate principal amount of revolving commitments and outstanding term loans of such lender on the effective date. The Company will also be required to pay other customary fees and expenses. The Company expects the Third A&R Credit Documents to become effective on May 20, 2019.

The Third A&R Credit Documents will bifurcate the remaining principal amount of the initial term loan facility of $300.0 million (the “Initial Term Loan”) into two tranches: (i) the consenting lender term loan tranche (i.e., lenders that sign the Third A&R Credit Documents) and (ii) the non-consenting lender term loan tranche (i.e., lenders that do not sign the Third A&R Credit Documents). The Third A&R Credit Documents will also leave in place the revolving credit facility of $50.0 million (the “Initial Revolving Facility”), which provides for swing line loans of up to $20.0 million (“Swing Line Loans”) and standby and commercial letters of credit. Obligations under the Third A&R Credit Agreement will be guaranteed by all of the present and future assets of the Company, Intermediate Holdings and the Subsidiary Guarantors, subject to customary carve-outs.

Interest on the consenting lender term loan tranche will accrue at a per annum rate of, at the Company's option, (x) LIBOR plus a margin of 8.25% or (y) an alternate base rate plus a margin of 7.25%; provided, however, that upon achieving a First Lien Net Leverage Ratio (as defined below) of no greater than 2.67:1.00, the margin shall permanently step down to (y) for LIBOR loans, 6.75% and (x) for alternative base rate loans, 5.75%. Interest on the non-consenting lender term loan tranche will stay at a per annum rate of, at the Company’s option, (x) LIBOR plus a margin of 6.25% or (y) an alternate base rate plus a margin of 5.25%. Interest on Initial Revolving Facility borrowings and Swing Line Loans accrues at a rate of, at the Company's option, (x) LIBOR plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. Default interest will accrue on the obligations at the otherwise applicable rate plus 3%.

The consenting lender term loan tranche will be subject to “hard call” protection of a customary makewhole for the first year after the effective date of the Third A&R Credit Documents and 103% for the second year after the effective date of the Third A&R Credit Documents. The call protection will include certain carveouts for a change of control or partial takeout with junior capital. The non-consenting lender term loan tranche will be subject a “soft call” of 101% until September 25, 2019.

The Initial Revolving Facility will be required to be repaid and terminated on September 25, 2023. Borrowings under the Initial Revolving Facility will be able to be paid and reborrowed. The Initial Term Loan will mature on September 25, 2024. Borrowings under the Initial Term Loan will be required to be repaid on the last business day of each March, June, September and December, continuing with the first fiscal quarter following the effective date of the Third A&R Credit Agreement, in an amount equal to 2.5% of the initial balance of the Initial Term Loan and will not be able to be reborrowed.

Beginning with 2020, an additional annual payment of a percentage of Excess Cash Flow (as defined in the Third A&R Credit Agreement) over the prior year will be required on the Initial Term Loan depending upon the First Lien Net Leverage Ratio as of the last day of such year. The First Lien Net Leverage Ratio will be defined as the ratio of: (A) the excess of (i) consolidated total debt that, as of such date, is secured by a lien on any asset of property of the Company or any restricted subsidiary that is not expressly subordinated to the lien securing the obligations under the Third A&R Credit Agreement, over (ii) certain net cash as of such date not to exceed $50,000,000, to (B) consolidated EBITDA, calculated on a pro forma basis for the most recently completed measurement period. The required payment percentage of Excess Cash Flow depending upon the First Lien Net Leverage Ratio will be as follows:

Required Payment Amount	Ratio
100% of Excess Cash Flow	Greater than 5.00 : 1.00
75% of Excess Cash Flow	Less than or equal to 5.00 : 1.00 but greater than 1.76 : 1.00
50% of Excess Cash Flow	Less than or equal to 1.76 : 1.00 but greater than 1.26 : 1.00
25% of Excess Cash Flow	Less than or equal to 1.26 : 1.00 but greater than 0.76 : 1.00
0% of Excess Cash Flow	Less than or equal to 0.76 : 1.00

Under the Third A&R Credit Agreement, the Company will be required to not permit the First Lien Net Leverage Ratio, as of the last day of any consecutive four fiscal quarter period to be greater than:

Measurement Period	Ratio
From and after fiscal quarter ending March 31, 2019 through December 31, 2019	4.75 : 1.00
From and after fiscal quarter ending March 31, 2020 through December 31, 2020	3.50 : 1.00
From and after fiscal quarter ending March 31, 2021 through December 31, 2021	2.75 : 1.00
From and after the fiscal quarter ending March 31, 2022	2.25 : 1.00

Under the Third A&R Credit Agreement, the Company will not be able to obtain an equity cure for any fiscal quarter ending in 2019, excluding the Series B Preferred Stock. Thereafter, the Company will have access to a customary equity cure.

In addition, the Company and Borrower will be subject to affirmative covenants, including, but not limited to, requiring (i) delivery of financial statements, budgets and forecasts; (ii) delivery of certificates and other information; (iii) delivery of notices (of any default, force majeure event, material adverse condition, ERISA event, material litigation or material environmental event); (iv) payment of tax obligations; (v) preservation of existence; (vi) maintenance of properties; (vii) maintenance of insurance; (viii) compliance with laws; (ix) maintenance of books and records; (x) inspection rights; (xi) use of proceeds; (xii) covenants to guarantee obligations and give security; (xiii) compliance with environmental laws; and (xiv) ongoing communication with Lenders.

The Company and Borrower will also subject to additional negative covenants, some of which will include less flexibility than the corresponding negative covenants in the A&R Credit Agreement, including, but not limited to, restrictions (subject to certain exceptions) on (i) liens; (ii) indebtedness (including guarantees and other contingent obligations); (iii) investments (including loans, advances and acquisitions); (iv) mergers and other fundamental changes; (v) sales and other dispositions of property or assets; (vi) payments of dividends and other distributions and share repurchases; (vii) changes in the nature of the business; (viii) transactions with affiliates; (ix) burdensome agreements; (x) payments and modifications of certain debt instruments; (xi) changes in fiscal periods; (xii) amendments of organizational documents; (xiii) division/series transactions; and (xiv) sale and lease-back transactions.

Events of default under the Third A&R Credit Agreement will include, but not be limited to, (i) failure to pay any principal or interest when due; (ii) any material breach of the representations and warranties made in the Third A&R Credit Agreement; (iii) failure to obverse or perform covenants; and (iv) certain events of bankruptcy and judgements. Upon any event of default, the Lenders will be permitted to cease making loans, declare the unpaid principal amount of all outstanding loans and all other obligations immediately due and payable, enforce liens and security interests, and exercise all other rights and remedies available under the loan documents or applicable law.

The description of the Third A&R Credit Agreement above is not a complete summary, and the actual version we enter into may differ.

Item 6. Exhibits

(a)    Exhibits.

Exhibit Number	Description
10.2*	Equity Commitment Agreement, by and among Infrastructure and Energy Alternatives, Inc. and the Commitment Parties thereto, dated as of May 14, 2019.
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
* Filed herewith.
** Furnished hereiwth.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: May 15, 2019	By:	/s/ JP Roehm
Name: JP Roehm
Title: Chief Executive Officer

Dated: May 15, 2019	By:	/s/ Andrew D. Layman
Name: Andrew D. Layman
Title: Chief Financial Officer

Dated: May 15, 2019	By:	/s/ Bharat Shah
Name: Bharat Shah
Title: Chief Accounting Officer