Form 10-Q
period 2019-06-30
Infrastructure & Energy Alternatives, Inc.
filed 2019-08-14
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Number of shares of Common Stock outstanding as of the close of business on August 14, 2019: 22,252,489.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	20,311	71,311
Accounts receivable, net	228,347	225,366
Costs and estimated earnings in excess of billings on uncompleted contracts	75,591	47,121
Prepaid expenses and other current assets	20,415	12,864
Total current assets	344,664	356,662

Property, plant and equipment, net	158,182	176,178
Goodwill	37,373	40,257
Intangibles	43,980	50,874
Company-owned life insurance	4,150	3,854
Other assets	164	188
Deferred income taxes	15,291	11,215
Total assets	$603,804	$639,228

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	108,221	158,075
Accrued liabilities	112,782	94,059
Billings in excess of costs and estimated earnings on uncompleted contracts	80,325	62,234
Current portion of capital lease obligations	23,661	17,615
Current portion of long-term debt	31,422	32,580
Total current liabilities	356,411	364,563

Capital lease obligations, net of current maturities	54,089	45,912
Long-term debt, less current portion	245,697	295,727
Debt - Series B Preferred Stock	32,397	—
Series B Preferred Stock - warrant obligations	4,200	—
Deferred compensation	7,005	6,157
Contingent consideration	4,247	23,082
Total liabilities	$704,046	$735,441

Commitments and contingencies:

Series A Preferred Stock, par value, $0.0001 per share; 1,000,000 shares authorized; 34,965 shares and 34,965 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	34,965	34,965

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 100,000,000 shares authorized; 22,266,211 and 22,155,271 shares issued and 22,252,489 and 22,155,271 outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Treasury stock, 13,722 shares at cost	(76)	—
Additional paid in capital	14,725	4,751
Retained earnings (deficit)	(149,858)	(135,931)
Total stockholders' equity (deficit)	(135,207)	(131,178)
Total liabilities and stockholders' equity (deficit)	$603,804	$639,228
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statement of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$327,961	$174,073	$518,771	$224,208
Cost of revenue	296,539	157,274	480,576	210,494
Gross profit	31,422	16,799	38,195	13,714

Selling, general and administrative expenses	25,878	9,198	53,632	26,158
Income (loss) from operations	5,544	7,601	(15,437)	(12,444)

Other income (expense), net:
Interest expense, net	(11,496)	(1,530)	(21,863)	(2,381)
Other income (expense)	18,272	22	18,102	11
Income (loss) before benefit for income taxes	12,320	6,093	(19,198)	(14,814)

Benefit (provision) for income taxes	(6,112)	(1,178)	2,517	2,337

Net income (loss)	$6,208	$4,915	$(16,681)	$(12,477)

Net income (loss) per common share - basic	(0.61)	0.20	(1.66)	(0.60)
Net income (loss) per common share - diluted	(0.61)	0.19	(1.66)	(0.60)
Weighted average shares - basic	22,252,489	21,577,650	22,220,799	21,577,650
Weighted average shares - diluted	22,252,489	25,392,159	22,220,799	21,577,650

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Equity (Deficit)
	Shares	Par Value		Shares	Cost
Balance at December 31, 2017	21,578	2	—	—	—	(10,021)	(10,019)
Net loss						(17,392)	(17,392)
Issuance of Series A Preferred stock						(34,965)	(34,965)
Contingent consideration						(69,373)	(69,373)
Merger recapitalization transaction						(22,973)	(22,973)
Balance at March 31, 2018	21,578	$2	$—	—	$—	$(154,724)	$(154,722)
Net income						4,915	4,915
Merger recapitalization transaction						(2,843)	(2,843)
Preferred dividends						(548)	(548)
Balance at June 30, 2018	21,578	$2	$—	—	$—	$(153,200)	$(153,198)

Balance at December 31, 2018	22,155	2	4,751	—	—	(135,931)	(131,178)
Net loss						(22,889)	(22,889)
Share-based compensation			1,040				1,040
Share-based payment transaction	111	—	235	(14)	(76)		159
Merger transaction						2,754	2,754
Preferred dividends			(525)				(525)
Balance at March 31, 2019	22,266	$2	$5,501	(14)	$(76)	$(156,066)	$(150,639)
Net income						6,208	6,208
Share-based compensation			720				720
Series B Preferred Stock - Warrants at close			9,422				9,422
Preferred dividends			(918)				(918)
Balance at June 30, 2019	22,266	$2	$14,725	(14)	$(76)	$(149,858)	$(135,207)

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,681)	$(12,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,801	3,977
Contingent consideration fair value adjustment	(18,835)	—
Amortization of debt discounts and issuance costs	2,732	179
Share-based compensation expense	1,760	—
(Gain) loss on sale of equipment	762	(16)
Deferred compensation	849	234
Provision for losses on uncompleted contracts	—	230
Paid-in-kind interest	1,025	—
Deferred income taxes	(2,517)	(1,428)
Other	60	—
Change in operating assets and liabilities:
Accounts receivable	(3,041)	(5,265)
Costs and estimated earnings in excess of billings on uncompleted contracts	(28,471)	(26,099)
Prepaid expenses and other assets	(7,353)	(1,453)
Accounts payable and accrued liabilities	(33,012)	55,795
Billings in excess of costs and estimated earnings on uncompleted contracts	18,090	14,484
Net cash provided by (used in) operating activities	(60,831)	28,161

Cash flow from investing activities:
Company-owned life insurance	(296)	(64)
Purchases of property, plant and equipment	(4,158)	(1,548)
Proceeds from sale of property, plant and equipment	6,555	17
Net cash provided by (used in) investing activities	2,101	(1,595)

Cash flows from financing activities:
Proceeds from long-term debt	9,400	92,772
Payments on long-term debt	(59,334)	(30,840)
Payments on line of credit - short term	—	(38,447)
Debt financing fees	(9,473)	(2,144)
Payments on capital lease obligations	(10,119)	(2,627)
Sale-leaseback transaction	24,343	—
Preferred dividends	—	(548)
Proceeds from issuance of stock - Series B Preferred Stock	50,000	—
Proceeds from stock-based awards, net	159	—
Merger recapitalization transaction	2,754	(25,816)
Net cash provided by (used in) financing activities	7,730	(7,650)

Net change in cash and cash equivalents	(51,000)	18,916

Cash and cash equivalents, beginning of the period	71,311	4,877

Cash and cash equivalents, end of the period	$20,311	$23,793

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures:
Cash paid for interest	18,281	2,210
Cash paid for income taxes	227	632
Schedule of non-cash activities:
Acquisition of assets/liabilities through capital lease	—	2,709
Acquisition-related contingent consideration, new business combinations	—	69,373
Issuance of common shares	—	90,282
Issuance of preferred shares	—	34,965
Preferred dividends declared	1,443	—

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business, Basis of Presentation and Significant Accounting Policies

Infrastructure and Energy Alternatives, Inc., a Delaware corporation, is a holding company organized on August 4, 2015 (together with its wholly-owned subsidiaries, “IEA” or the “Company”). The Company specializes in providing complete engineering, procurement and construction (“EPC”) services throughout the United States (“U.S.”) for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. Although the Company has historically focused on the wind industry, its recent acquisitions have expanded its construction capabilities and geographic footprint in the areas of renewables, environmental remediation, industrial maintenance, specialty paving and heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities.

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
The condensed unaudited consolidated financial statements include the accounts of IEA and its wholly-owned direct and indirect domestic and foreign subsidiaries and in the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

Reportable Segments

We segregate our business into two reportable segments: the Renewables segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See Note 13. Segments for a description of the reportable segments and their operations.

Basis of Accounting and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Key estimates include: the recognition of project revenue and profit or loss (which the Company defines as project revenue less project costs of revenue), in particular, on construction contracts accounted for under the percentage-of completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; allowances for doubtful accounts; accrued self-insurance reserves; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations, actual results could differ materially from those estimates.

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

We would cease to be an “emerging growth company” upon the earliest of:

•	the last day of the fiscal year following July 6, 2021, the five-year anniversary of the completion of our IPO;

•	the last day of the fiscal year in which our total annual gross revenues exceed $1.07 billion;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt
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

Revenue Recognition

Revenue under construction contracts is accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on costs incurred. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation and the operational costs of capital equipment. The Company also has unit-price contracts that were not significant as of June 30, 2019.

The estimation process for revenue recognized under the percentage-of-completion method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to revenue, costs and income, and their effects are recognized in the period in which the revisions are determined, which could materially affect the Company’s results of operations in the period in which such changes are recognized.

Revenue derived from projects billed on a fixed-price basis totaled 90.7% and 98.4% of consolidated revenue from operations for the three months ended June 30, 2019 and 2018, respectively, and totaled 90.5% and 94.5% for the six months ended June 30, 2019 and 2018, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis also accounted for under the percentage of completion method totaled 9.3% and 1.6% of consolidated revenue from operations for the three months ended June 30, 2019 and 2018, respectively, and totaled 9.5% and 5.5% for the six months ended June 30, 2019 and 2018, respectively.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for our fiscal year 2019 annual financial statements and for interim periods beginning in fiscal year 2020. The Company is currently assessing the impact of the standard but the Company has determined it will adopt the modified retrospective adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 required entities to adopt the new leases standard using a modified retrospective method and initially apply the related guidance at the beginning of the earliest period presented in the financial statements.  During July 2018, the FASB issued ASU 2018-11, which allows for an additional and optional transition method under which an entity would record a cumulative-effect adjustment at the beginning of the period of adoption. See Note 10. Commitments and Contingencies for additional information about our leases. The new guidance will be effective for our fiscal year 2020 annual financial statements and for the interim statements beginning in fiscal year 2021. The Company is in the process of implementing leasing software to assist in the integration of the future standard.

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

Note 2. Acquisitions

Acquisitions

CCS

On September 25, 2018, the Company completed its acquisition of Consolidated Construction Solutions I LLC (“CCS”) for $106.6 million in cash. The Company financed this acquisition through borrowing on its credit facility as discussed in Note 9. Debt. This acquisition is being accounted for as a business combination under the acquisition method of accounting.

The wholly-owned subsidiaries of CCS, Saiia LLC (“Saiia”) and American Civil Constructors LLC (the “ACC Companies”), generally enter into long-term contracts with both government and non-government customers to provide EPC services for environmental, heavy civil and mining projects.

William Charles

On November 2, 2018, the Company acquired William Charles Construction Group, including its wholly-owned subsidiary Ragnar Benson (“William Charles”), for $77.7 million, consisting of $73.2 million in cash and $4.5 million of the Company's common stock (477,621 shares of common stock at $9.45 share price). The Company financed a portion of this acquisition through borrowing on its credit facility as discussed in Note 9. Debt. This acquisition is being accounted for as a business combination under the acquisition method of accounting.

William Charles generally enters into contracts with a mix of government and non-government customers to provide EPC services for rail civil infrastructure, environmental and heavy civil projects. A portion of the non-governmental rail civil infrastructure contracts are longer than a year.

The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition dates at fair value. The estimated values for CCS were finalized as of June 30, 2019. For William Charles the following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date at fair value. The estimated values are not yet finalized and are subject to potentially significant changes. We will finalize the amounts recognized for the William Charles acquisition as we obtain the information necessary to complete the analyses, such as appraisal information for property, plant and equipment and the accounting for income taxes. We expect to finalize these amounts as soon as possible, but no later than one year from the acquisition date.

Identifiable assets acquired and liabilities assumed (in thousands)	CCS	Preliminary William Charles
Cash	$6,413	$6,641
Accounts Receivable	58,041	69,740
Costs and estimated earnings in excess of billings on uncompleted contracts	9,512	16,095
Other current assets	1,813	7,999
Property, plant and equipment	59,952	47,899
Intangible assets:
Customer relationships	19,500	7,000
Backlog	8,400	5,500
Tradename	8,900	4,500
Deferred income taxes	(2,361)	—
Other non-current assets	134	75
Accounts payable and accrued liabilities	(25,219)	(60,962)
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,194)	(14,810)
Debt, less current portion	(52,257)	(15,672)
Capital lease obligations	(1,124)	—
Other liabilities	(704)	(907)
Total identifiable assets	76,806	73,098
Goodwill	29,773	4,581
Total purchase consideration	$106,579	$77,679
* - There were no measurement period adjustments for June 30, 2019 from March 31, 2019.

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

Impact of Acquisitions

The following table summarizes the results of operations included in the Company's condensed consolidated statement of operations for CCS and William Charles from their respective date of acquisition.

(in thousands)	Three months ended June 30, 2019		Six months ended June 30, 2019
	CCS	William Charles	CCS	William Charles
Revenue	74,360	60,445	129,869	114,846
Net income (loss)	367	2,420	(2,091)	51

The following table provides the supplemental unaudited actual and pro forma total revenue and net income of the combined entity had the acquisition date of CCS and William Charles been the first day of our fiscal year 2018:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	Actual 2019	Pro forma 2018	Actual 2019	Pro forma 2018
Revenue	327,961	332,118	518,771	501,986
Net income (loss)	6,208	2,897	(16,681)	(21,979)
Net income (loss) per common share:
Basic earnings per share	(0.61)	0.11	(1.66)	(1.04)
Diluted earnings per share	(0.61)	0.09	(1.66)	(1.04)

The amounts in the supplemental unaudited pro forma 2018 results apply the Company's accounting policies and reflect certain adjustments to, among other things, (i) exclude the impact of transaction costs incurred in connection with the acquisitions, (ii) include additional depreciation and amortization that would have been charged assuming the same fair value adjustments to property, plant and equipment and acquired intangibles had been applied on January 1, 2018, and (iii) include additional interest expense that would have been incurred assuming the incremental borrowings the Company incurred to finance the acquisitions had been outstanding on January 1, 2018. Accordingly, these supplemental unaudited pro forma results have been prepared for comparative purposes only and are not intended to be indicative of the results of operations that would have occurred had the acquisitions actually occurred in the prior year period or indicative of the results of operations for any future period. These results do not include any potential operating efficiencies and cost savings.

Note 3. Earnings Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares of common stock outstanding during the period.

Income (loss) available to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred stock from net income. If there is a net loss, the amount of the loss is increased by those preferred dividends and the contingent consideration fair value adjustment. The contingent consideration is a mark-to-market adjustment based on the decline of approximately an 80% reduction in the Company's stock price from December 31, 2018, see Note. 8 Fair Value of Financial Instruments. The Company is required to reverse the mark-to-market adjustment from the numerator as shown below.

Diluted EPS assumes the dilutive effect of (i) contingently issuable earn-out shares, (ii) Series A cumulative convertible preferred stock, using the if-converted method, and (iii) the assumed exercise of in-the-money stock options and warrants and the assumed vesting of outstanding restricted stock units (“RSUs”), using the treasury stock method.

Whether the Company has net income or a net loss determines whether potential issuances of common stock are included in the diluted EPS computation or whether they would be anti-dilutive. As a result, if there is a net loss, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed the same as basic EPS.

The calculations of basic and diluted EPS, are as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	6,208	4,915	(16,681)	(12,477)
Less: Convertible Preferred Share dividends	(918)	(548)	(1,443)	(548)
Less: Contingent consideration fair value adjustment (see Note 8)	(18,835)	—	(18,835)	—
Net income (loss) available to common stockholders	(13,545)	4,367	(36,959)	(13,025)

Denominator:
Weighted average common shares outstanding - basic and diluted (1)	22,252,489	21,577,650	22,220,799	21,577,650
Convertible Series A Preferred	—	3,814,509	—	—
Weighted average shares for diluted computation	22,252,489	25,392,159	22,220,799	21,577,650

Anti-dilutive: (2)
Convertible Series A Preferred	9,122,860	—	7,084,004	2,487,928
Series B Preferred - Warrants at closing	1,131,526	—	565,749	—
RSUs	632,911	—	493,508	—

Basic EPS	(0.61)	0.20	(1.66)	(0.60)
Diluted EPS	(0.61)	0.19	(1.66)	(0.60)

(1)
The contingent earn-out shares were not included at June 30, 2019 and 2018, respectively. See Note 8. Fair Value of Financial Instruments for discussion regarding the Company's contingently issuable earn-out shares.

(2)
Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were outstanding at June 30, 2019 but were not potentially dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period. 646,405 of vested and unvested Options and 817,817 of unvested RSUs were also not potentially dilutive as of June 30, 2019 as the respective exercise price or average stock price required for vesting of such award was greater than the average market price of the common stock during the period.

Series A Preferred

As of June 30, 2019, we had 34,965 shares of Series A Preferred Stock with an initial stated value of $1,000 per share plus accumulated but unpaid dividends, for total consideration of $36.9 million. Dividends are paid on the Series A Preferred Stock when declared by our Board. To extent permitted, dividends shall be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at the following rates:

•6% per annum from the original issuance of the Series A Preferred Stock on March 26, 2018 (the “Closing Date”) until the date (the “18 Month Anniversary Date”) that is 18 months from the Closing Date; provided, however, if the Company does not hold a stockholders meeting to obtain shareholder approval for the issuance of common stock upon conversion of the Series A Preferred Stock within 90 days from May 20, 2019, then the rate shall be 8% during the period from the date that is 91 days from May 20, 2019 until the 18 Month Anniversary Date; and
•10% per annum during the period from and after the 18 Month Anniversary Date;

So long as any shares of Series B Preferred Stock are outstanding or from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by 2% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective as of the applicable dividend date without any further action by the Board at the following rates:

•8% per annum during the period from May 20, 2019 through the 18 Month Anniversary Date; provided, however, if the Company does not hold a stockholders meeting to obtain shareholder approval for the issuance of common stock upon conversion of the Series A Preferred Stock within 90 days from May 20, 2019, then the rate shall be 10% during the period from the date that is 91 days from the May 20, 2019 until the 18 Month Anniversary Date; and
•12% per annum during the period from and after the 18 Month Anniversary Date.

As of June 30, 2019, the Company has accrued a cumulative of $2.0 million in dividends to Holders of Series A Preferred Stock as a reduction to additional paid-in capital.

Series B Preferred

As of June 30, 2019, we had 50,000 shares of Series B Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends. Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid on the Series B Preferred Stock when declared by our Board. To the extent not prohibited by applicable law, dividends shall be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 15% per annum, provided that, immediately after the occurrence of a deleveraging event (as defined in the certificate governing the Series B Preferred Stock), the cash dividend rate shall instead be 13.5% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective of the applicable dividend date without any further action by the Board at a rate of 18% per annum; provided that, during the period from the occurrence of a deleveraging event until the date that is two years from the occurrence of such deleveraging event, such dividend rate shall instead be 15% per annum. A deleveraging event means certain equity financings or issuances of stock where the proceeds of such equity financings are used exclusively to permanently reduce senior secured indebtedness by at least $50.0 million, or the Total Net Leverage Ratio (as defined in the Third A&R Credit Agreement as in effect on the date hereof) as of the last day of any fiscal quarter is less than or equal to 1.50:1.00.

The Company has accrued a cumulative of $1.0 million in paid-in-kind dividends to Holders of Series B Preferred Stock, which is recorded as interest expense in the Company's Statements of Operations for the quarter ended June 30, 2019. See Note 8. Fair Value of Financial Instruments for discussion regarding the Company's valuation of Preferred Series B Stock.

Stock Compensation

Under guidance of ASC Topic 718 “Compensation — Stock Compensation”, stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the RSUs was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the three months ended June 30, 2019 and 2018, we recognized $0.8 million and $0.0 million in compensation expense, respectively, and $1.8 million and $0.0 million for the six months ended June 30, 2019 and 2018, respectively.

Note 4. Accounts Receivable, Net

The following table provides details of accounts receivable, net of allowance as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Contract receivables	$167,734	$161,408
Contract retainage	60,715	64,000
Accounts receivable, gross	228,449	225,408
Less: allowance for doubtful accounts	(102)	(42)
Accounts receivable, net	$228,347	$225,366

Included in costs in excess of billings as of June 30, 2019 are unapproved change orders of approximately $18.0 million for which the Company is pursuing settlement through dispute resolution.

Activity in the allowance for doubtful accounts for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Allowance for doubtful accounts at beginning of period	$72	$216	$42	$216
Plus: provision for allowances	30	—	60	—
Allowance for doubtful accounts at period end	$102	$216	$102	$216

Note 5. Contracts in Progress

Contracts in progress were as follows as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Costs on contracts in progress	$1,155,577	$935,820
Estimated earnings on contracts in progress	93,520	76,883
Revenue on contracts in progress	1,249,097	1,012,703
Less: billings on contracts in progress	(1,253,831)	(1,027,816)
Net underbillings	$(4,734)	$(15,113)

The above amounts have been included in the accompanying Consolidated Balance Sheets under the following captions (in thousands):

	June 30, 2019	December 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$75,591	$47,121
Billings in excess of costs and earnings on uncompleted contracts	(80,325)	(62,234)
Net underbillings	$(4,734)	$(15,113)

Provision for loss of $0.3 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively, is included in billings in excess of costs and earnings on uncompleted contracts.

The Company recognizes a contract asset within costs and estimated earnings in excess of billings on uncompleted contracts in the consolidated balance sheet for revenue earned related to unapproved change orders that are probable of recovery. For the quarter ended June 30, 2019 and the year ended December 31, 2018, the Company had unapproved change orders of $33.2 million and $45.0 million, respectively.

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Buildings and leasehold improvements	$2,988	$4,614
Land	17,600	19,394
Construction equipment	177,826	175,298
Office equipment, furniture and fixtures	2,787	2,994
Vehicles	4,434	4,991
	205,635	207,291
Accumulated depreciation	(47,453)	(31,113)
Property, plant and equipment, net	$158,182	$176,178

Depreciation expense of property, plant and equipment was $8,430 and $1,975 for the period ended June 30, 2019 and 2018, respectively, and was $16,906 and $3,917 for the six months ended June 30, 2019 and 2018, respectively.

Note 7. Goodwill and Intangible Assets, Net

The following table provides the changes in the carrying amount of goodwill for 2019 and 2018:

(in thousands)	Goodwill
January 1, 2018 (Renewables)	$3,020
Acquisitions (Specialty Civil)	37,237
December 31, 2018	$40,257
Acquisition adjustments (Specialty Civil)	(2,884)
June 30, 2019	$37,373

Intangible assets, net consisted of the following as of the dates indicated:

	June 30, 2019				December 31, 2018
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(2,802)	$23,698	6.25 years	$27,000	$(814)	$26,186	7 years
Trade name	13,400	(1,965)	11,435	4.25 years	13,400	(575)	12,825	5 years
Backlog	13,900	(5,053)	8,847	1.25 years	13,400	(1,537)	11,863	2 years
	$53,800	$(9,820)	$43,980		$53,800	$(2,926)	$50,874

Amortization expense associated with intangible assets for the three months ended June 30, 2019 and 2018 totaled $3.4 million and $0.1 million, respectively, and $6.9 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2019 through 2023:

(in thousands)	Remainder of 2019	2020	2021	2022	2023
Amortization expense	$6,708	$11,837	$6,466	$6,466	$5,841

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

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date
	Amount recorded on balance sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities as of December 31, 2018
Contingent consideration	23,082	—	—	23,082

		Fair Value Measurements at Reporting Date
	Amount recorded on balance sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities as of June 30, 2019
Contingent consideration	4,247	—	—	4,247
Series B Preferred Stock - Series A Conversion Warrants	4,200	—	—	4,200
Series B Preferred Stock - Additional 6% Warrants	400	—	—	400

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in thousands):

	Contingent Consideration	Series B Preferred - Series A Conversion Warrants	Series B Preferred - Additional 6% Warrants
Beginning Balance, December 31, 2018	23,082	$—	$—
Preferred Series B Stock - Additional Warrants	—	4,200	400
Fair value adjustment	(18,835)	—	—
Ending Balance, June 30, 2019	4,247	4,200	400

Contingent Consideration

Pursuant to the original merger agreement with M III Acquisition Corp., the Company shall issue up to an additional 9,000,000 shares of common stock, which shall be fully earned if the final 2019 adjusted EBITDA targets are achieved. As of June 30, 2019, the Company recorded an adjustment of $18.8 million to the liability primarily based on the significant decrease in the Company's stock price of approximately 80.0% (from $8.61 at December 31, 2018 to $2.04 at June 30, 2019). The quantity of shares that are expected to be earned based on the final 2019 adjusted EBITDA were not changed as of the June 30, 2019 adjustment.

The following table sets forth information regarding the Company's assets measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements
	Amount recorded on balance sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities as of June 30, 2019
Series B Preferred Stock	34,700	—	—	34,700

Equity as of June 30, 2019
Series B Preferred Stock - Warrants at closing	10,700	—	—	10,700

On May 20, 2019, the Company entered into the Amended and Restated Equity Commitment Agreement (the “Equity Agreement”), by and among the Company and the commitment parties thereto. Pursuant to the Equity Agreement, the Company issued and sold 50,000 shares of newly designated Series B Preferred Stock, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends for gross cash proceeds of $50.0 million. The Equity Agreement also required the Company to provide warrants for common stock at closing that equaled 10% of the fully diluted issued and outstanding common stock as of such date (the “Warrants at closing”), and in the future could be required to provide additional warrants in the event of conversion of the Series A Preferred Stock (“Series A Conversion Warrants”) and warrants for up to 6% of the fully diluted issued and outstanding common stock if the Company fails to meet certain Adjusted EBITDA thresholds on a trailing twelve-month basis on the last calendar day of May 2020 through April 2021 (the “Additional 6% Warrants”).

The information below describes the balance sheet classification and the recurring/nonrecurring fair value measurement:

Series B Preferred Stock (non-recurring) - The Series B Preferred Stock was recorded at relative fair value as debt which was estimated using a discounted cashflow model based on certain significant unobservable inputs, such as accumulated dividend rates, and projected Adjusted EBITDA for the life of the Series B Preferred Stock. As of June 30, 2019, the fair value of the liability was $34.7 million and recorded on the balance sheet as debt.

Series B Preferred Stock - Warrants at closing (non-recurring) - The Warrants at closing, with an exercise price of $0.0001, represented (on an if-converted to common stock basis) 10% of the issued and outstanding common stock of the Company based on the Company’s fully diluted share count on May 20, 2019 (including the number of shares of common stock that may be issued pursuant to all restricted stock awards, restricted stock units, stock options and any other securities or rights (directly or indirectly) convertible into, exchangeable for or to subscribe for common stock that are outstanding on May 20, 2019 (excluding any shares of common stock issuable (a) pursuant to the merger agreement for our business combination, (b) upon conversion of shares of Series A Preferred Stock, (c) upon the exercise of any warrant with an exercise price of $11.50 or higher or (d) upon the exercise of any equity issued pursuant to the Company’s long term incentive plan or other equity plan with a strike price of $11.50 or higher). The 2,545,934 if-converted shares of common stock at closing were valued at the closing stock price of $4.21 on May 20, 2019 and recorded in additional paid in capital.

Series B Preferred Stock - Series A Conversion Warrants (recurring) - The certificate of designation for the Series A Preferred Stock was amended in connection with the Company entering into the Equity Agreement. The conversion rights were amended to allow the Preferred Series A holder to redeem all or any portion of shares outstanding at any point in time after approval by the Company's common stockholders at a special meeting held on August 14, 2019. If converted, the holders of the Series B Preferred Stock would be entitled to additional warrants, with an exercise price of $0.0001. These warrants were fair valued using the closing stock price of $4.21 on May 20, 2019, at an estimated if-converted share count and recorded as a liability.

Series B Preferred - Additional 6% Warrants (recurring) - The Additional 6% Warrants are issuable if the Company fails to meet certain Adjusted EBITDA thresholds on a trailing twelve-month basis from May 31, 2020 through April 30, 2021. The Company recorded the Additional 6% Warrants at fair value, which was estimated using a Monte Carlo Simulation based on certain significant unobservable inputs, such as a risk rate premium, Adjusted EBITDA volatility, stock price volatility and projected Adjusted EBITDA for the Company for 2019. The Additional 6% Warrants were recorded as a liability.

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

Note 9. Debt

Debt consists of the following obligations as of:

	June 30, 2019	December 31, 2018

Term loan	285,000	300,000
Line of credit	12,900	46,500
Debt - Series B Preferred Stock (including PIK interest)	51,025	—
Commercial equipment notes	4,488	5,341
Total principal due for long-term debt	353,413	351,841
Unamortized debt discount and issuance costs	(43,897)	(23,534)
Less: Current portion of long-term debt	(31,422)	(32,580)
Long-term debt, less current portion	278,094	295,727

Third Amended and Restated Credit Agreement

On May 20, 2019, the Third Amended and Restated Credit and Guarantee Agreement (the “Third A&R Credit Agreement”) became effective.
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

Borrowings under the term loan are required to be repaid on the last business day of each March, June, September and December, continuing with the first fiscal quarter following the effective date of the Third A&R Credit Agreement, in an amount equal to 2.5% of the initial balance of the Initial Term Loan and will not be able to be reborrowed.

Interest on the consenting lender term loan tranche accrues at a per annum rate of, at the Company's option, (x) LIBOR plus a margin of 8.25% or (y) an alternate base rate plus a margin of 7.25%; provided, however, that upon achieving a First Lien Net Leverage Ratio (as defined below) of no greater than 2.67:1.00, the margin shall permanently step down to (y) for LIBOR loans, 6.75% and (x) for alternative base rate loans, 5.75%. Interest on the non-consenting lender term loan tranche will stay at a per annum rate of, at the Company’s option, (x) LIBOR plus a margin of 6.25% or (y) an alternate base rate plus a margin of 5.25%. Interest on Initial Revolving Facility borrowings and Swing Line Loans accrues at a rate of, at the Company's option, (x) LIBOR plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. The weighted average interest rate under the Third A&R Credit Agreement as of June 30, 2019 and December 31, 2018, was 10.6% and 8.82%, respectively.
Debt Covenants

The terms of the Third A&R Credit Agreement include customary affirmative and negative covenants and provide for customary events of default, which include, among others, nonpayment of principal or interest and failure to timely deliver financial statements. Under the Third A&R Credit Agreement, the financial covenant to which the Credit Parties are subject provides that the First Lien Net Leverage Ratio (as defined therein) may not exceed (i) prior to the fiscal quarter ending December 31, 2019, 4.75:1.0, (ii) from and prior to the fiscal quarter ending December 31, 2020, 3.50:1.0, (iii) from and prior to the fiscal quarter ending December 31, 2021, 2.75:1.0, and (iv) from and after March 31, 2022, 2.25:1.0. Under the Third A&R Credit Agreement, the Company is not be able to obtain an equity cure for any fiscal quarter ending in 2019, excluding the Series B Preferred Stock. Thereafter, the Company will have access to a customary equity cure.

The Third A&R Credit Agreement also includes certain limitations on the payment of cash dividends on the Company's common shares and provides for other restrictions on (subject to certain exceptions) liens, indebtedness (including guarantees and other contingent obligations), investments (including loans, advances and acquisitions), mergers and other fundamental changes and sales and other dispositions of property or assets, among others.

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2019, and December 31, 2018, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $2.7 million and $3.0 million, respectively, related to projects. In addition, as of June 30, 2019 and December 31, 2018, the Company had outstanding surety bonds on projects of $1,698.4 million and $1,682.0 million, respectively.

As a result of our significant growth in backlog and our expectation of continued future growth, we will continue to take steps to improve our liquidity and future bonding capacity. For further discussion see Note 15. Subsequent Event.

Contractual Maturities

Contractual maturities of the Company's debt and capital lease (see Note 10. Commitments and Contingencies) obligations as of June 30, 2019 (in thousands):

Remainder of 2019	$27,601
2020	55,528
2021	50,939
2022	46,774
2023	45,822
Thereafter	204,499
Total contractual obligations	$431,163

Note 10. Commitments and Contingencies

Capital Leases

The Company has obligations, exclusive of associated interest, under various capital leases for equipment totaling $77.8 million and $63.5 million at June 30, 2019 and December 31, 2018, respectively. Gross property under this capitalized lease agreement at June 30, 2019 and December 31, 2018, totaled $118.6 million and $76.9 million, less accumulated depreciation of $23.5 million and $10.1 million, respectively, for net balances of $95.1 million and $66.8 million, respectively. Depreciation of assets held under the capital leases is included in cost of revenue on the Consolidated Statements of Operations.

Operating Leases

In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 14. Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms totaled approximately $1.5 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively and $5.2 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.

The Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements was $2.3 million for the six months ended June 30, 2019.

Sale-leaseback Transaction

On March 13, 2019, the Company completed a sale-leaseback transaction related to certain assets that were acquired as part of our recent acquisitions of $25.0 million. The payments related to this transaction are over a four year term and have been included as part of the Contractual Maturities table, See Note 9. Debt.

Note 11. Concentrations

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %				Accounts Receivable %
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30, 2019	December 31, 2018
	2019	2018	2019	2018

Company A	*	20.7%	*	20.9%	*	20.0%
Company B	*	12.5%	*	10.7%	*	*
Company C	10.6%	*	14.4%	*	11.2%	19.0%
Company D	*	10.7%	*	*	*	*
Company E	*	*	*	11.9%	*	*
Company F	*	13.2%	*	12.1%	*	*
* Amount was not above 10% threshold

Note 12. Income Taxes

The Company’s statutory federal tax rate is 21.00% for the periods ended June 30, 2019 and 2018, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 12.0%. A small number of states do not impose an income tax.

The effective tax rates for the three month period ended June 30, 2019 and 2018 were 49.6% and 19.3%, respectively. The effective tax rates for the six months period ended June 30, 2019 and 2018 were 13.1% and 15.8%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from interest accrued for the the Series B Preferred Stock which is not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended June 30, 2019 and 2018.

Note 13. Segments

The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market. As of June 30, 2019, we operate our business as two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 segment presentation has been recast to be consistent to the 2019 segmentation.

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

Separate measures of the Company’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. A substantial portion of the Company’s fixed assets are owned by and accounted for in our equipment department, including operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, and are used on an interchangeable basis across our reportable segments. As such, for reporting purposes, total under/over absorption of equipment costs consisting primarily of depreciation is allocated to the Company's two reportable segments based on segment revenue.

The following is a brief description of the Company's reportable segments:

The Renewables segment operates throughout the United States and specializes in a range of services that include full EPC project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries.

The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•	Heavy civil construction services such as high-altitude road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

•	Environmental remediation services such as site development, environmental site closure and outsourced contract mining and coal ash management services.

•	Rail Infrastructure services such as planning, creation and maintenance of infrastructure projects for major railway and intermodal facilities construction.

Segment Revenue

Revenue by segment was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2019		2018		2019		2018
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$179,149	54.6%	$168,919	97.0%	$254,209	49.0%	$217,885	97.2%
Specialty Civil	148,812	45.4%	5,154	3.0%	264,562	51.0%	6,323	2.8%
Total revenue	$327,961	100.0%	$174,073	100.0%	$518,771	100.0%	$224,208	100.0%

Segment Gross Profit

Gross profit by segment was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2019		2018		2019		2018
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$16,150	9.0%	$16,127	9.5%	$18,337	7.2%	$12,757	5.9%
Specialty Civil	15,272	10.3%	672	13.0%	19,858	7.5%	957	15.1%
Total gross profit	$31,422	9.6%	$16,799	9.7%	$38,195	7.4%	$13,714	6.1%

Note 14. Related Party Transactions

Clinton Lease Agreement

On October 20, 2017, the Company enacted a plan to restructure the ownership of a building and land which resulted in the transfer of ownership of such building and land from its consolidated subsidiary, WCI, to Clinton RE Holdings, LLC (Cayman) (“Cayman Holdings”), a directly owned subsidiary of the Infrastructure and Energy Alternatives, LLC. The lease has been classified as an operating lease with monthly payments through 2038. The Company's rent expense related to the lease during the three months ended June 30, 2019 and 2018, was $178 and $153, respectively, and for the six months ended June 30, 2019 and 2018, was $356 and $306, respectively.

Related Party Shareholders

Type of Equity	Holder	Ownership Percentage
Series A Preferred	Infrastructure and Energy Alternatives, LLC	100%
Series B Preferred Stock, Series A Conversion Warrants, Additional 6% Warrants, Warrants at closing	Ares	60%
	Oaktree Power Opportunities Fund III Delaware, L.P.	40%
Contingent Consideration	Infrastructure and Energy Alternatives, LLC	100%

Note 15. Subsequent Event

Equity Commitment Agreement

On August 13, 2019, the Company entered into the Second Equity Commitment Agreement (the “Second Equity Commitment Agreement”) among the Company, funds managed by the Private Equity Group of Ares Management Corporation (NYSE:ARES) (“Ares”), a leading global alternative asset manager, and funds managed by Oaktree Capital Management (solely for the limited purposes set forth therein) (“Oaktree”). Pursuant to the Second Equity Commitment Agreement, the Company agreed to issue and sell 50,000 shares of Series B Preferred Stock (with amended terms, as compared to the terms of the existing Series B Preferred Stock) and 900,000 warrants to purchase common stock (“Warrants”) to Ares for an aggregate purchase price of $50.0 million (the “Tranche One Transaction”). Consummation of the Tranche One Transaction is subject to a number of conditions; however, funding is expected to occur within 12 business days. In addition, Ares will have the right to designate an additional member of the Company’s Board following September 13, 2019, subject to the consummation of the Tranche One Transaction and certain other conditions.

Non-Binding Indicative Term Sheet

On August 13, 2019, the Company entered into a non-binding indicative term sheet with Ares (the “Term Sheet”) providing for, among other things:

•
the sale to Ares and a third party not yet identified of an additional 110,000 shares of Series B Preferred Stock and 4,600,000 Warrants for an aggregate purchase price of $110.0 million, 60% of which will be purchased by Ares and 40% of which will be purchased by a third party not yet identified;

•
either the purchase by Ares of all issued and outstanding Series A Preferred Stock at a 10% discount to its liquidation preference and subsequent conversion of the acquired shares to Series B Preferred Stock (without giving effect to the discount), or the purchase by Ares of additional shares of Series B Preferred Stock and redemption by the Company of the issued and outstanding Series A Preferred Stock at a 10% discount to its liquidation preference using the proceeds thereof, each with an additional 1,250,000 Warrants issued to Ares (together with the sale of the additional 110,000 shares of Series B Preferred Stock, the “Tranche Two Transaction”); and

•
subject to the conditions described below, the entry into a merger agreement (with 60% of the consideration provided by Ares and 40% from a third party not yet identified) pursuant to which all holders of common stock (excluding Oaktree and certain insiders) would receive cash in the amount of $5.12 per share (as further described below) and Oaktree and certain insiders would receive shares in the surviving entity (the “Merger”). The broad terms of the Term Sheet and the consummation of any merger transaction are subject to further due diligence, the negotiation of definitive agreements and obtaining required approvals by all parties, including but not limited to a majority vote of the Company's unaffiliated stockholders.

The Term Sheet provides that the Tranche Two Transaction, if consummated, would include a right to participate by the Company’s common stockholders (subject, to a maximum participation of 15% of the 110,000 shares of Series B Preferred Stock being issued, and if the Merger is consummated an individual investment minimum of $50,000, an aggregate minimum of $3.0 million, a limit on the number of holders and other terms to be agreed between the Company, with approval of the special committee, and Ares).

The Warrants to be issued under Tranche One Transaction and Tranche Two Transaction will have anti-dilution provisions.

The Tranche One Transaction and the Term Sheet were reviewed and approved by a special committee of the Company’s Board of Directors consisting solely of directors who are not affiliated with the parties in the proposed transactions and recommended by the special committee for approval by the Company's Board of Directors. The Company’s Board of Directors approved the Tranche One Transaction and the Term Sheet following receipt of the recommendation of the special committee.

The Tranche Two Transaction and the Merger are proposals that remain subject to, among other things, (i) a due diligence review by Ares of the Company satisfactory to Ares in its sole subjective discretion, (ii) receipt of final internal approvals by Ares, (iii) negotiation of definitive documentation, (iv) required shareholder and regulatory approvals, including the approval of the NASDAQ, (v) approval of the special committee of the Company’s Board of Directors and (vi) participation by a not yet identified third party purchaser for 40% of the Tranche One Transaction, Tranche Two Transaction and the Merger. The Term Sheet is non-binding, and there can be no assurance that the Company will enter into a binding agreement or consummate the Tranche Two Transaction or the Merger. Because of the non-binding nature of the Term Sheet, Ares has no obligation to complete the Tranche Two Transaction or the Merger.

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

These forward-looking statements are based on information available as of the date of this Quarterly Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to consummate the Tranche One Transaction;

•	our ability to enter into definitive agreements for the Tranche Two Transaction and/or Merger, and to consummate the Tranche Two Transaction and/or Merger;

•	availability of commercially reasonable and accessible sources of liquidity and bonding;

•	our ability to generate cash flow and liquidity to fund operations;

•	the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate;

•	our ability to identify acquisition candidates, integrate acquired businesses and realize upon the expected benefits of the acquisition of CCS and William Charles;

•	consumer demand;

•	our ability to grow and manage growth profitably;

•	the possibility that we may be adversely affected by economic, business, and/or competitive factors;

•	market conditions, technological developments, regulatory changes or other governmental policy uncertainty that affects us or our customers;

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

As previously disclosed, the Company’s recent results reflect the effect of multiple severe weather events on the Company’s wind business that began late in the third quarter and continued into the fourth quarter of 2018. These weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa, and Michigan, resulting in additional labor, equipment and material costs. Although these projects are all now in late stages of completion or completed, and we are collecting and continuing to collect on change orders relating to force majeure provisions of the contracts with respect to certain of these projects, we are continuing to feel the impacts of these events on our business, including with respect to our financial and liquidity positions and operating cash flows. In connection with the adverse weather effects, the Company took steps in May 2019 that it believes enhanced its liquidity. See “Recent Developments-May 2019.”

As described below in “Recent Developments-August 2019,” we entered into the Second Equity Commitment Agreement (as defined below) for the issuance of Series B Preferred Stock and warrants to purchase common stock, and entered into a Term Sheet for additional issuances of Series B Preferred Stock and warrants, the redemption or exchange of our Series A Preferred Stock and the Merger (as defined below). We believe these steps will continue to strengthen our balance sheet and obtain the financial flexibility we need to execute our future business plan, supporting our recent growth and a larger, more diversified platform. There can be no assurance that the Company will complete these steps or that they will provide the intended benefits. Please see “Part II, Item 1A. Risk Factors” and “Part II, Item 5. Other Information.” The Second Equity Commitment Agreement, and the issuance of the amended Series B Preferred Stock and warrants and Term Sheet was approved by a special committee of the Board of Directors consisting entirely of disinterested directors and, upon recommendation of such special committee, by the full Board of Directors.

Recent Developments

August 2019

Equity Commitment Agreement

On August 13, 2019, the Company entered into the Second Equity Commitment Agreement (the “Second Equity Commitment Agreement”) among the Company, funds managed by the Private Equity Group of Ares Management Corporation (NYSE:ARES) (“Ares”), a leading global alternative asset manager, and funds managed by Oaktree Capital Management (solely for the limited purposes set forth therein) (“Oaktree”). Pursuant to the Second Equity Commitment Agreement, the Company agreed to issue and sell 50,000 shares of Series B Preferred Stock (with amended terms, as compared to the terms of the existing Series B Preferred Stock) and 900,000 warrants to purchase common stock (“Warrants”) to Ares for an aggregate purchase price of $50.0 million (the “Tranche One Transaction”). Consummation of the Tranche One Transaction is subject to a number of conditions; however, funding is expected to occur within 12 business days. In addition, Ares will have the right to designate an additional member of the Company’s Board following September 13, 2019, subject to the consummation of the Tranche One Transaction and certain other conditions.

Non-Binding Indicative Term Sheet

On August 13, 2019, the Company entered into a non-binding indicative term sheet with Ares (the “Term Sheet”) providing for, among other things:

•
the sale to Ares and a third party not yet identified of an additional 110,000 shares of Series B Preferred Stock and 4,600,000 Warrants for an aggregate purchase price of $110.0 million, 60% of which will be purchased by Ares and 40% of which will be purchased by a third party not yet identified;

•
either the purchase by Ares of all issued and outstanding Series A Preferred Stock at a 10% discount to its liquidation preference and subsequent conversion of the acquired shares to Series B Preferred Stock (without giving effect to the discount), or the purchase by Ares of additional shares of Series B Preferred Stock and redemption by the Company of the issued and outstanding Series A Preferred Stock at a 10% discount to its liquidation preference using the proceeds thereof, each with an additional 1,250,000 Warrants issued to Ares(together with the sale of the additional 110,000 shares of Series B Preferred Stock, the “Tranche Two Transaction”); and

•
subject to the conditions described below, the entry into a merger agreement (with 60% of the consideration provided by Ares and 40% from a third party not yet identified) pursuant to which all holders of common stock (excluding Oaktree and certain insiders) would receive cash in the amount of $5.12 per share (as further described below) and Oaktree and certain insiders would receive shares in the surviving entity (the “Merger”). The broad terms of the Term Sheet and the consummation of any merger transaction are subject to further due diligence, the negotiation of definitive agreements and obtaining required approvals by all parties, including but not limited to a majority vote of the Company's unaffiliated stockholders.

The Term Sheet provides that the Tranche Two Transaction, if consummated, would include a right to participate by the Company’s common stockholders (subject, to a maximum participation of 15% of the 110,000 shares of Series B Preferred Stock being issued, and if the Merger is consummated an individual investment minimum of $50,000, an aggregate minimum of $3.0 million, a limit on the number of holders and other terms to be agreed between the Company, with approval of the special committee, and Ares).

The Tranche One Transaction and the Term Sheet were reviewed and approved by a special committee of the Company’s Board of Directors consisting solely of directors who are not affiliated with the parties in the proposed transactions and recommended by the special committee for approval by the Company's Board of Directors. The Company’s Board of Directors approved the Tranche One Transaction and the Term Sheet following receipt of the recommendation of the special committee.

The Tranche Two Transaction and the Merger are proposals that remain subject to, among other things, (i) a due diligence review by Ares of the Company satisfactory to Ares in its sole subjective discretion, (ii) receipt of final internal approvals by Ares, (iii) negotiation of definitive documentation, (iv) required shareholder and regulatory approvals, including the approval of the NASDAQ, (v) approval of the special committee of the Company’s Board of Directors and (vi) participation by a not yet identified third party purchaser for 40% of the Tranche One Transaction, Tranche Two Transaction and the Merger. The Term Sheet is non-

binding, and there can be no assurance that the Company will enter into a binding agreement or consummate the Tranche Two Transaction or the Merger. Because of the non-binding nature of the Term Sheet, Ares has no obligation to complete the Tranche Two Transaction or the Merger.

The Term Sheet is non-binding and there can be no assurance that the Company will enter into a binding agreement or consummate the Tranche Two Transactions or the Merger. Please see “Part II, Item 1A. Risk Factors” and “Part II., Item 5. Other Information” for additional important information about the Term Sheet, Tranche Two Transaction and Merger.

May 2019

Amended and Restated Equity Commitment Agreement

On May 20, 2019, the Company entered into the Amended and Restated Equity Commitment Agreement (the “Equity Agreement”), by and among the Company and the commitment parties thereto. The Equity Agreement amended and restated the Equity Commitment Agreement, dated May 14, 2019, in its entirety. Pursuant to the Equity Agreement, the Company issued and sold 50,000 shares of newly designated Series B Preferred Stock and Warrants exercisable into an aggregate of 2,545,934 shares of common stock at closing for gross cash proceeds of $50.0 million.

Third Amended and Restated Credit Agreement

On May 20, 2019, the Third Amended and Restated Credit Agreement (the “Third A&R Credit Agreement”) became effective. Please see “-Liquidity and Capital Resources--Third A&R Credit Documents.”

Series A Preferred Stock

On May 20, 2019, we adopted an Amended and Restated Certificate of Designations of Series A Preferred Stock which, among other things, permits us to accrue dividends and increase the stated value on the Series A Preferred Stock in lieu of paying cash dividends. Please see “-Liquidity and Capital Resources-Series A Preferred Stock.”
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

    We believe that through the acquisitions above that the Company has transformed its business into a diverse national platform of specialty construction capabilities with market leadership in niche markets, including renewables, environmental remediation and industrial maintenance services, heavy civil and rail.

Economic, Industry and Market Factors

We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to reductions in our customers’ capital and maintenance budgets in certain end-markets. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market, regulatory and industry factors could also affect demand for our services, such as:

•	changes to our customers’ capital spending plans;

•	mergers and acquisitions among the customers we serve;

•	access to capital for customers in the industries we serve

•	changes in tax and other incentives;

•	new or changing regulatory requirements or other governmental policy uncertainty;

•	economic, market or political developments; and

•	changes in technology.

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

Our industry is also highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or timing of new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given period. In addition, revenue from master service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital, variations in project margins, regional, national and global economic, political and market conditions, regulatory or environmental influences, and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

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

Cost of Revenue

Cost of revenue consists principally of salaries, wages and employee benefits; subcontracted services; equipment rentals and repairs; fuel and other equipment expenses, including allocated depreciation and amortization expense; material costs, parts and supplies; insurance; and facilities expenses. Project profit is calculated by subtracting a project’s cost of estimated revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will be reduced if actual costs to complete a project exceed our estimates on fixed price and installation/construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract. Various factors can impact our margins on a quarterly or annual basis, including:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related expenses for our finance, benefits, risk management, legal, facilities, information services and executive personnel. Selling, general and administrative expenses also include outside professional and accounting fees, expenses associated with information technology used in administration of the business, various types of insurance, acquisition and transaction expenses.

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

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. For the period ended June 30, 2019, there were no measurement period adjustments and the Company has finalized the initial fair value measurements for CCS acquisition, see further discussion in Note 2. Merger and Acquisition included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2019		2018

Revenue	$327,961	100.0%	$174,073	100.0%
Cost of revenue	296,539	90.4%	157,274	90.3%
Gross profit	31,422	9.6%	16,799	9.7%
Selling, general and administrative expenses	25,878	7.9%	9,198	5.3%
Income from operations	5,544	1.7%	7,601	4.4%
Interest expense, net	(11,496)	(3.5)%	(1,530)	(0.9)%
Other income	18,272	5.6%	22	—%
Income from continuing operations before income taxes	12,320	3.8%	6,093	3.5%
Provision for income taxes	(6,112)	(1.9)%	(1,178)	(0.7)%
Net income	$6,208	1.9%	$4,915	2.8%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in this report.

Revenue. Revenue increased 88.4%, or $153.9 million, in the second quarter of 2019, compared to the same period in 2018. The increase in revenue was primarily due to revenue of $134.8 million from our acquired businesses, coupled with approximately $10.2 million of growth in our Renewable operations.

Cost of revenue. Cost of revenue increased 88.5%, or $139.3 million, in the second quarter of 2019, compared to the same period in 2018, primarily due to the cost of revenue of $121.1 million from our acquired businesses, and to a lesser extent, increased cost related to increased business.

Gross profit. Gross profit increased 87.0%, or $14.6 million, in the second quarter of 2019, compared to the same period in 2018. As a percentage of revenue, gross profit remained relatively consistent period over period and totaled 9.6% in the quarter, as compared to 9.7% in the prior-year period. The Company's gross profit margin was still negatively impacted due to the continuing effort to complete the six projects affected by force majeure weather in the fourth quarter of 2018. These six projects caused a 0.4% reduction to gross margin in 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 181.3%, or $16.7 million, in the second quarter of 2019, compared to the same period in 2018. Selling, general and administrative expenses were 7.9% of revenue in the second quarter of 2019, compared to 5.3% in the same period in 2018. The increase in selling, general and administrative expenses was primarily driven by $9.2 million related to our acquired businesses coupled with increased labor of $3.7 million and integration costs of $2.0 million for our expanded operations.

Interest expense, net. Interest expense, net increased by $10.0 million, in the second quarter of 2019, compared to the same period in 2018. This increase was primarily driven by the increased borrowings under our lines of credit and term loan in the third and fourth quarter of 2018, coupled with the interest on the Series B Preferred Stock.

Other income (expense). Other income increased by $18.3 million, in the second quarter of 2019, compared to the same period in 2018. The increase was primarily the result of the contingent liability fair value adjustment.

Provision for income taxes. Income tax provision increased 418.8%, or $4.9 million, to an expense of $6.1 million in the second quarter of 2019, compared to $1.2 million for the same period in 2018. The effective tax rates for the period ended June 30, 2019 and 2018 were 49.6% and 19.3%, respectively. The higher effective tax rate in the second quarter of 2019 is primarily attributable to interest accrued for the Series B Preferred Stock which is not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended June 30, 2019 and 2018.

Six Months Ended June 30, 2019 and 2018

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2019		2018

Revenue	$518,771	100.0%	$224,208	100.0%
Cost of revenue	480,576	92.6%	210,494	93.9%
Gross profit	38,195	7.4%	13,714	6.1%
Selling, general and administrative expenses	53,632	10.3%	26,158	11.7%
Income from operations	(15,437)	(3.0)%	(12,444)	(5.6)%
Interest expense, net	(21,863)	(4.2)%	(2,381)	(1.1)%
Other income	18,102	3.5%	11	—%
Income (loss) from continuing operations before income taxes	(19,198)	(3.7)%	(14,814)	(6.6)%
Provision for income taxes	2,517	0.5%	2,337	1.0%
Net loss	$(16,681)	(3.2)%	$(12,477)	(5.6)%

Revenue. Revenue increased 131.4%, or $294.6 million, in the first six months of 2019, compared to the same period in 2018. The increase in revenue was primarily due to revenue of $244.7 million from our acquired businesses, coupled with approximately $36.3 million of growth in our Renewable operations and $13.5 million of growth in our Specialty Civil operations, excluding acquisitions.

Cost of revenue. Cost of revenue increased 128.3%, or $270.1 million, in the first six months of 2019, compared to the same period in 2018, primarily due to the cost of revenue of $225.0 million from our acquired businesses, and to a lesser extent, increased cost to finish remaining projects effected by multiple severe weather events in the fourth quarter of 2018.

Gross profit. Gross profit increased 178.5%, or $24.5 million, in the first six months of 2019, compared to the same period in 2018. As a percentage of revenue, gross profit increased to 7.4% in the first six months of 2019, as compared to 6.1% in the prior-year period. The increase in margin was primarily related to a reduction of costs on a disputed project of $8.5 million in 2018, coupled with increased gross profit from our acquired businesses of $5.9 million. While the Company's gross profit margin increased period over period, it was negatively impacted at June 30, 2019 due to the continuing effort to complete the six projects affected by force majeure weather in the fourth quarter of 2018. These six projects created a 0.8% reduction to gross margin in 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 105.0%, or $27.5 million in the first six months of 2019, compared to the same period in 2018. Selling, general and administrative expenses were 10.3% of revenue in the first six months of 2019, compared to 11.7% in the same period in 2018. The increase in selling, general and administrative expenses was primarily driven by $19.2 million related to our acquired businesses, coupled with increased labor of $6.3 million and integration costs of $4.6 million due to our expanded operations.

Interest expense, net. Interest expense, net increased by $19.5 million, in the first six months of 2019, compared to the same period in 2018. This increase was primarily driven by the increased borrowings under our lines of credit and term loan in the third and fourth quarter of 2018, coupled with interest on Series B Preferred Stock.

Other income (expense). Other income increased by $18.1 million, in the first six months of 2019, compared to the same period in 2018. The increase was primarily the result of the contingent liability fair value adjustment.

Provision for income taxes. Income tax benefit decreased by 7.7%, or $0.2 million, to a benefit of $2.5 million in the first six months of 2019, compared to $2.3 million for the same period in 2018. The effective tax rates for the period ended June 30,

2019 and 2018 were 13.1% and 15.8%, respectively. The lower effective tax rate in 2019 is primarily attributable to changes from permanent adjustments. There were no changes in uncertain tax positions during the periods ended June 30, 2019 and 2018.

Segment Results

The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market. As of June 30, 2019, we operate our business as two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 results for the Specialty Civil segment was not meaningful.

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

The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•	Heavy civil construction services such as high-altitude road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

•	Environmental remediation services such as site development, environmental site closure and outsourced contract mining and coal ash management services.

•	Rail Infrastructure services such as planning, creation and maintenance of infrastructure projects for major railway and intermodal facilities construction.

Segment Revenue

Revenue by segment were as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2019		2018		2019		2018
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$179,149	54.6%	$168,919	97.0%	$254,209	49.0%	$217,885	97.2%
Specialty Civil	148,812	45.4%	5,154	3.0%	264,562	51.0%	6,323	2.8%
Total revenue	$327,961	100.0%	$174,073	100.0%	$518,771	100.0%	$224,208	100.0%

Segment Gross Profit

Gross profit by segment were as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2019		2018		2019		2018
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$16,150	9.0%	$16,127	9.5%	$18,337	7.2%	$12,757	5.9%
Specialty Civil	15,272	10.3%	672.0	13.0%	19,858	7.5%	957	15.1%
Total gross profit	$31,422	9.6%	$16,799	9.7%	$38,195	7.4%	$13,714	6.1%

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have been cash flows from operations, our cash balances and availability under our A&R Credit Agreement. Because we have experienced decreased liquidity due to the increase of our required payments and interest under our Third A&R Credit Agreement, acquisition integration costs and delayed collections for costs relating to the multiple severe weather events in the third quarter and fourth quarter of 2018, we sought additional sources of liquidity in the second quarter of 2019.

As described above, in August 2019, we entered into the Second Equity Commitment Agreement for the issuance of Series B Preferred Stock and Warrants, and entered into a Term Sheet for additional issuances of Series B Preferred Stock and Warrants, the redemption or exchange of our Series A Preferred Stock and the Merger. We believe these steps will continue to strengthen our balance sheet and obtain the financial flexibility we need to execute our future business plan, supporting our recent growth and a larger, more diversified platform. There can be no assurance that the Company will complete these steps or that they will provide the intended benefits. Please see “Part II, Item 1A. Risk Factors” and “Part II., Item 5. Other Information.”

Our primary liquidity needs are for working capital, debt service, dividends on our Series A Preferred Stock and Series B Preferred Stock, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. As of June 30, 2019, we had approximately $20.0 million in cash, and $34.4 million availability under our Third A&R Credit Agreement.

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

Capital Expenditures

For the six months ended June 30, 2019, we incurred $4.2 million in cash purchases for equipment. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2019 and 2020. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

Generally, we receive 5% to 10% cash payments from our customers upon the inception of the projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2019, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $303.9 million as of June 30, 2019 from $272.5 million as of December 31, 2018, due primarily to higher levels of revenue, timing of project activity, and collection of billings to customers.

Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion of the contract amount (generally, from 5% to 10%) until the job is completed. As part of our ongoing working capital management practices, we evaluate opportunities to improve our working capital cycle time through contractual provisions and certain financing arrangements. Our agreements with subcontractors often may contain a ‘‘pay-if-paid’’ provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Sources and Uses of Cash

Sources and uses of cash are summarized below:

	Six Months Ended June 30,
(in thousands)	2019	2018

Net cash provided by (used in) operating activities	(60,831)	28,161
Net cash provided by (used in) investing activities	2,101	(1,595)
Net cash provided by (used in) financing activities	7,730	(7,650)

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2019 was $60.8 million, as compared to net cash provided by operating activities of $28.2 million over the same period in 2018. The decrease in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change is primarily attributable to $88.8 million related to the significant reduction of accounts payable.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2019 was $2.1 million, as compared to net cash used by investing activities of $1.6 million over the same period in 2018. The increase in net cash provided by investing activities is primarily attributable to $6.6 million of proceeds from equipment sales offset by an increase in cash paid for the purchase of equipment of $2.5 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2019 was $7.7 million, as compared to net cash used by financing activities of $7.7 million over the same period in 2018. The change of $15.4 million is primarily attributable to lower cash paid for capital lease obligations, debt and recapitalization transaction costs of $78.9 million in 2019 compared to $99.9 in the same period in 2018. This was offset by lower cash proceeds from debt, preferred series B stock and the sales leaseback transaction of $83.7 million in 2019 compared to $92.8 million in the same period in 2018.

Acquisition Credit Facility

At closing of the CCS acquisition, IEA Services entered into a credit agreement for a new credit facility, which was amended and restated in connection with the closing of the William Charles acquisition, and was further amended and restated on November 16, 2018 (as amended and restated, the “A&R Credit Agreement”). The A&R Credit Agreement provided for a term loan facility of $300.0 million and a revolving line of credit of $50.0 million, which was available for revolving loans and letters of credit.

On May 20, 2019, the Third A&R Credit Agreement became effective. The Third A&R Credit Agreement bifurcated the remaining principal amount of the initial term loan facility of $300.0 million (the “Initial Term Loan”) into two tranches: (i) the consenting lender term loan tranche (i.e., lenders that sign the Third A&R Credit Agreements) and (ii) the non-consenting lender term loan tranche (i.e., lenders that do not sign the Third A&R Credit Agreements). The Third A&R Credit Agreements leaves in place the revolving credit facility of $50.0 million (the “Initial Revolving Facility”), which provides for swing line loans of up to $20.0 million (“Swing Line Loans”) and standby and commercial letters of credit. Obligations under the Third A&R Credit Agreement are guaranteed by all of the present and future assets of the Company, Intermediate Holdings and the Subsidiary Guarantors, subject to customary carve-outs.

Interest on the consenting lender term loan tranche accrues at a per annum rate of, at the Company's option, (x) LIBOR plus a margin of 8.25% or (y) an alternate base rate plus a margin of 7.25%; provided, however, that upon achieving a First Lien Net Leverage Ratio (as defined below) of no greater than 2.67:1.00, the margin shall permanently step down to (y) for LIBOR loans, 6.75% and (x) for alternative base rate loans, 5.75%. Interest on the non-consenting lender term loan tranche will stay at a per annum rate of, at the Company’s option, (x) LIBOR plus a margin of 6.25% or (y) an alternate base rate plus a margin of 5.25%. Interest on Initial Revolving Facility borrowings and Swing Line Loans accrues at a rate of, at the Company's option, (x) LIBOR plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. Default interest will accrue on the obligations at the otherwise applicable rate plus 3%.

The Initial Revolving Facility is required to be repaid and terminated on September 25, 2023. Borrowings under the Initial Revolving Facility will be able to be paid and reborrowed. The Initial Term Loan will mature on September 25, 2024. Borrowings under the Initial Term Loan are required to be repaid on the last business day of each March, June, September and December, continuing with the first fiscal quarter following the effective date of the Third A&R Credit Agreement, in an amount equal to 2.5% of the initial balance of the Initial Term Loan and will not be able to be reborrowed.

Beginning with 2020, an additional annual payment of a percentage of Excess Cash Flow (as defined in the Third A&R Credit Agreement) over the prior year is required on the Initial Term Loan depending upon the First Lien Net Leverage Ratio as of the last day of such year. The First Lien Net Leverage Ratio is defined as the ratio of: (A) the excess of (i) consolidated total debt that, as of such date, is secured by a lien on any asset of property of the Company or any restricted subsidiary that is not expressly subordinated to the lien securing the obligations under the Third A&R Credit Agreement, over (ii) certain net cash as of such date not to exceed $50,000,000, to (B) consolidated EBITDA, calculated on a pro forma basis for the most recently completed measurement period. The required payment percentage of Excess Cash Flow depending upon the First Lien Net Leverage Ratio will be as follows:

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

Under the Third A&R Credit Agreement, the Company is not be able to obtain an equity cure for any fiscal quarter ending in 2019, excluding the Series B Preferred Stock. Thereafter, the Company will have access to a customary equity cure.

In addition, the Company and Borrower is subject to affirmative covenants, including, but not limited to, requiring (i) delivery of financial statements, budgets and forecasts; (ii) delivery of certificates and other information; (iii) delivery of notices (of any default, force majeure event, material adverse condition, ERISA event, material litigation or material environmental event); (iv) payment of tax obligations; (v) preservation of existence; (vi) maintenance of properties; (vii) maintenance of insurance; (viii) compliance with laws; (ix) maintenance of books and records; (x) inspection rights; (xi) use of proceeds; (xii) covenants to guarantee obligations and give security; (xiii) compliance with environmental laws; and (xiv) ongoing communication with Lenders.

The Company and Borrower is also subject to additional negative covenants, some of which will include less flexibility than the corresponding negative covenants in the A&R Credit Agreement, including, but not limited to, restrictions (subject to certain exceptions) on (i) liens; (ii) indebtedness (including guarantees and other contingent obligations); (iii) investments (including loans, advances and acquisitions); (iv) mergers and other fundamental changes; (v) sales and other dispositions of property or assets; (vi) payments of dividends and other distributions and share repurchases; (vii) changes in the nature of the business; (viii) transactions with affiliates; (ix) burdensome agreements; (x) payments and modifications of certain debt instruments; (xi) changes in fiscal periods; (xii) amendments of organizational documents; (xiii) division/series transactions; and (xiv) sale and lease-back transactions.

Events of default under the Third A&R Credit Agreement include, but are not limited to, (i) failure to pay any principal or interest when due; (ii) any material breach of the representations and warranties made in the Third A&R Credit Agreement; (iii) failure to obverse or perform covenants; and (iv) certain events of bankruptcy and judgements. Upon any event of default, the Lenders will be permitted to cease making loans, declare the unpaid principal amount of all outstanding loans and all other obligations immediately due and payable, enforce liens and security interests, and exercise all other rights and remedies available under the loan documents or applicable law.

Series A Preferred Stock

As of June 30, 2019, we had 34,965 shares of Series A Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To the maximum extent permitted by the terms of the Series B Preferred Stock and the Third A&R Credit Agreement, dividends shall be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at the following rates:

•6% per annum from the original issuance of the Series A Preferred Stock on March 26, 2018 (the “Closing Date”) until the date (the “18 Month Anniversary Date”) that is 18 months from the Closing Date; provided, however, if the Company does not hold a stockholders meeting to obtain shareholder approval for the issuance of common stock upon conversion of the Series A Preferred Stock within 90 days from May 20, 2019, then the rate shall be 8% during the period from the date that is 91 days from May 20, 2019 until the 18 Month Anniversary Date; and
•10% per annum during the period from and after the 18 Month Anniversary Date;

So long as any shares of Series B Preferred Stock are outstanding or from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by 2% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective as of the applicable dividend date without any further action by the Board at the following rates:

•8% per annum during the period from May 20, 2019 through the 18 Month Anniversary Date; provided, however, if the Company does not hold a stockholders meeting to obtain shareholder approval for the issuance of common stock upon conversion of the Series A Preferred Stock within 90 days from May 20, 2019, then the rate shall be 10% during the period from the date that is 91 days from the May 20, 2019 until the 18 Month Anniversary Date; and
•12% per annum during the period from and after the 18 Month Anniversary Date.

From and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing will increase by two percent (2%) per annum.

The Series A Preferred Stock do not have a scheduled redemption date or maturity date. Subject to the terms of the Series B Preferred Stock, we may, at any time and from time to time, redeem all or any portion of the shares of Series A Preferred Stock then outstanding. As a condition to the consummation of any change of control (as described in the certificate governing the Series A Preferred Stock), we are required to redeem all shares of Series A Preferred Stock then outstanding. We are also required to use the net cash proceeds from certain transactions to redeem the maximum number of shares of Series A Preferred Stock that can be redeemed with such net cash proceeds, except as prohibited by the Third A&R Credit Agreement.

The dividends with respect to each share of Series A Preferred Stock for the dividend periods ended on December 31, 2018 are deemed to have accrued at a rate of 6%. The March 31, 2019 and June 30, 2019 dividends have accrued at a rate of 8% and all dividends have increased the stated value as of such respective dates. Based on the dividend rate of 8% in effect as of June 30, 2019, we may be required to make future cash dividends on each dividend date in order to pay cash dividends to holders of our Series A Preferred Stock. If our business does not generate enough cash to make the cash dividends, the dividends will accrue at a rate of 8% and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series A Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series A Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

Series B Preferred Stock

As of June 30, 2019, we had 50,000 shares of Series B Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends. Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid on the Series B Preferred Stock as, if and when declared by our Board. To the extent not prohibited by applicable law, dividends shall be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of fifteen percent (15%) per annum, provided that, immediately after the occurrence of a deleveraging event (as defined in the certificate governing the Series B Preferred Stock), the cash dividend rate shall instead be thirteen and a half percent (13.5%) per annum. A deleveraging event means certain equity financings or issuances of stock where the proceeds of such equity financings are used exclusively to permanently reduce senior secured indebtedness by at least $50 million, or the Total Net Leverage Ratio (as defined in the Third A&R Credit Agreement as in effect on the date hereof) as of the last day of any fiscal quarter is less than or equal to 1.50:1.00.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective of the applicable dividend date without any further action by the Board at a rate of 18% per annum; provided that, during the period from the occurrence of a deleveraging event until the date that is two years from the occurrence of such deleveraging event, such dividend rate shall instead be fifteen percent (15%) per annum; provided, further, that, from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by two percent (2%) per annum.

Until the Series B Preferred Stock is redeemed, neither we nor any of our subsidiaries can declare, pay or set aside any dividends on shares of any other class or series of capital stock, except in limited circumstances. We are required to redeem all shares of Series B Preferred Stock outstanding on February 15, 2025 at the then stated value plus all accumulated and unpaid dividends thereon through the day prior to such redemption. Subject to compliance with the terms of any credit agreement, we are also required to redeem all of the Series B Preferred Stock as a condition to the consummation of certain changes in control (as defined in certificate governing the Series B Preferred Stock), as well as use the net cash proceeds from certain transactions to redeem shares of Series B Preferred Stock.

The June 30, 2019 dividends have accrued at a rate of 18% and the dividend has increased the stated value as of such that respective date. Based on the dividend rate of 15% in effect as of June 30, 2019, we may be required to make future cash dividends on each dividend date in order to pay cash dividends to holders of our Series B Preferred Stock. If our business does not generate enough cash to make the cash dividends, the dividends will accrue at a rate of 18% and increase the stated value of the Series B Preferred Stock, which will make cash dividends on the Series B Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series B Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

As described above, in August 2019, we entered into the Second Equity Commitment Agreement for the issuance of Series B Preferred Stock and Warrants, and entered into a Term Sheet for additional issuances of Series B Preferred Stock and Warrants, the redemption or exchange of our Series A Preferred Stock and the Merger. We believe these steps will continue to strengthen our balance sheet and obtain the financial flexibility we need to execute our future business plan, supporting our recent growth and a larger, more diversified platform. There can be no assurance that the Company will complete these steps or that they will provide the intended benefits. Please see “Part II, Item 1A. Risk Factors” and “Part II., Item 5. Other Information.”

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2019, and December 31, 2018, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $2,658 and $3,006, respectively, related to projects. In addition, as of June 30, 2019 and December 31, 2018, the Company had outstanding surety bonds on projects of $1,698,414 and $1,681,983, respectively, including the bonding line of the acquired ACC Companies and Saiia.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of June 30, 2019.

	Payments due by period
(in thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter

Debt (principal) (1)	353,413	15,951	30,824	30,110	29,711	42,318	204,499
Debt (interest) (2)	125,512	16,043	29,400	26,062	22,836	19,405	11,766
Capital leases (3)	77,750	11,650	24,704	20,829	17,063	3,504	—
Operating leases (4)	44,375	3,968	6,824	4,898	3,639	2,706	22,340
Total	$601,050	$47,612	$91,752	$81,899	$73,249	$67,933	$238,605

(1)
Represents the contractual principal payment due dates on our outstanding debt, including the convertible debt - preferred series B with expected payout on February 15, 2025. Future declared dividends have been excluded, as payment determination will be evaluated each quarter resulting in differing accumulated dividend rates.

(2)	Includes variable rate interest using June 30, 2019 rates.

(3)
We have obligations, exclusive of associated interest, recognized under various capital leases for equipment totaling $77.8 million at June 30, 2019. Net amounts recognized within property, plant and equipment, net in the consolidated balance sheet under these capitalized lease agreements at June 30, 2019 totaled $95.1 million.

(4)
We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038. The increase from December 31, 2018 is related to two sale leaseback transactions on property acquired through the acquisitions.

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

As of June 30, 2019 and December 31, 2018, our total backlog was approximately $2.6 billion and $2.1 billion, respectively, compared to $1.0 billion as of June 30, 2018. The $1.5 billion increase is primarily related to $669.8 million of backlog related to our acquisitions coupled with $830.2 million of an increase in backlog related to our legacy IEA business.

The following table summarizes our backlog by segment for June 30, 2019:

(in millions)
Segments	June 30, 2019	December 31, 2018
Renewables	1,896.1	1,246.8
Specialty Civil	702.1	868.8
Total	$2,598.2	$2,115.6

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

Interest Rate Risk

Borrowings under the new credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding debt balance as of June 30, 2019 was $353.4 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $3.5 million. As of June 30, 2019, we had no derivative financial instruments to manage interest rate risk.

Item 4. Control and Procedures

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of IEA’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Exchange Act of 1934. This section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A. Risk Factors

At June 30, 2019, there have been no other material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2019, which is accessible on the SEC's website at www.sec.gov, except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and filed on May 15, 2019 and below.

The transactions under the Second Equity Commitment Agreement are subject to material closing conditions. We cannot provide any assurance that we will be able to consummate the transactions under the Second Equity Commitment Agreement.

As described above, the Company has entered into the Second Equity Commitment Agreement pursuant to which the Company has agreed to issue and sell 50,000 shares of Series B Preferred Stock (with amended terms) and 900,000 Warrants to Ares for an aggregate purchase price of $50.0 million in the Tranche One Transaction, with funding to occur within 12 business days. The closing of the transactions under the Second Equity Commitment Agreement are subject to various closing conditions, including, among other things, the receipt of applicable government approvals, that no material adverse effect shall have occurred, no law or order being an impediment to consummation of the transaction, accuracy of the representations and warranties set forth in the Second Equity Commitment Agreement and review by NASDAQ. There can be no assurance that we will be able to consummate the transactions under the Second Equity Commitment Agreement or satisfy the closing conditions.

We may not be able to enter into definitive agreements consistent with the Term Sheet or at all, and even if we enter into definitive agreements in connection with the Term Sheet, we may be unable to consummate the transactions.

The Term Sheet for the Tranche Two Transaction is intended to summarize certain non-binding preliminary terms for a proposed transaction. The Term Sheet does not itself constitute a commitment, a contract to provide a commitment or an offer to enter into a contract regarding the Tranche Two Transaction or any other transaction. The Second Equity Commitment Agreement requires the Company to use its reasonable best efforts (subject to applicable fiduciary duties of the Board) to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable to consummate the transactions contemplated by the Term Sheet.

Because of the non-binding nature of the Term Sheet, Ares has no obligation to enter into or complete the Tranche Two Transaction. The Term Sheet contemplates that Ares's participation in Tranche Two Transaction would require among other things:

•	the completion of a due diligence investigation satisfactory to Ares in its sole subjective discretion,

•	receipt of final internal approvals by Ares, and

•	delivery of final documentation satisfactory to Ares in its sole discretion.

Our ability to enter into definitive agreements consistent with the Term Sheet would also be subject to a number of additional conditions, including:

•	successful consummation of the Tranche One Transaction;

•	satisfactory completion of due diligence by Ares;

•	obtaining any necessary approvals, including approvals by our Board of Directors and a special committee thereof, as applicable, and approvals by Ares and another third party investor;

•	locating another third party to participate in the Tranche Two Transaction; and

•	finalization of transaction documentation.

It is not certain that any of the foregoing will occur.

Even if we are able to sign definitive agreements related to the Tranche Two Transaction, it would likely be subject to significant conditions, including, but not limited to:

•	customary due diligence;

•	closing conditions;

•	affirmative and negative covenants;

•	any required shareholder approval;

•	third party approvals; and

•	regulatory approvals.

If we are unable to enter into definitive agreements for the Tranche Two Transaction, or enter into such agreements and are unable to consummate the transactions contemplated thereby (including the Merger), our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of material risks, including the following:

•	negative public perception if we are unable to enter into definitive agreements or consummate the transactions;

•	payment of costs and expenses relating to the transactions, such as legal, accounting, financial advisory and other fees, whether or not the transactions are completed;

•	time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities;

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be entered into or completed; and

•
if the transactions are abandoned, our stockholders cannot be certain that we will be able to find an alternative transaction on terms equivalent to or more attractive than the terms contemplated by the Tranche Two Transaction.

Our common stockholders may face substantial dilution as a result of warrants.

On May 20, 2019, we issued Warrants exercisable into an aggregate of 2,545,934 shares of common stock, which equaled approximately ten percent (10%) of our fully diluted issued and outstanding common stock as of such date. In addition to the Warrants issued on May 20, 2019, we may be required to issue additional Warrants:

•
for up to an additional six percent (6.0%) of the fully diluted issued and outstanding common stock depending upon our financial performance measured on the last calendar day of May 2020 through the last calendar day of April 2021;

•	upon the issuance of additional shares of common stock under the merger agreement from our business combination;

•	upon conversion of Series A Preferred Stock into common stock;

•	upon the exercise of certain existing Warrants; and

•	upon exercises by third parties of equity issued under the Company’s long term incentive plan.

The timing and number of additional Warrants that may be issued is unknown and dependent upon future events and circumstances, some of which are outside of our control.

These Warrants are exercisable into our common stock at an exercise price per share of $0.0001, which the holder may pay by check or wire transfer, or by instructing us to withhold a number of shares of common stock then issuable upon exercise of the Warrant with an aggregate fair market value as of the date of exercise equal to the aggregate exercise price, or any combination of the foregoing. The number of shares of common stock issuable upon exercise of the Warrant adjusts for dividends, subdivisions or combinations; cash distributions or other distributions; reorganization, reclassification, consolidation or merger; and spin-offs.

In addition, in connection with the closing of the transactions under the Second Equity Commitment Agreement, we expect to issue 900,000 additional Warrants and up to an additional 6% of the fully diluted issued and outstanding common stock depending upon our financial performance measured on the last calendar day of May 2020 through the last calendar day of April 2021. Further, in connection with the Tranche Two Transactions and if such transactions are consummated, we may issue an additional 4,600,000 Warrants upon the sale of additional Series B Preferred Stock, and 1,250,000 Warrants in connection with the consummation of the purchase or redemption of Series A Preferred Stock.

As a result of our common stock being listed for trading on the NASDAQ Global Market (“NASDAQ”), we are required to seek shareholder approval prior to the issuance of common stock underlying the Warrants that would result in the issuance of twenty percent 20% or more of the common stock or 20% or more of the voting power of the common stock outstanding before the issuance at a price that is the lower of the closing price immediately preceding the signing of the binding agreement for such issuance or the average closing price of the common stock for the five trading days immediately preceding the signing of the binding agreement for such issuance. We filed a proxy statement (the “Proxy Statement”) on June 27, 2019 for a special meeting (the “Special Meeting”) held on August 14, 2019 seeking shareholder approval for the Warrants in connection with our transaction on May 20, 2019.

The shares of common stock that may be issued under the Warrants issued on May 20, 2019 are subject to that certain Amended and Restated Registration Rights Agreement, dated March 26, 2018, as amended (the “Registration Rights Agreement”), and accordingly, we may be required to register the shares of common stock underlying the Warrants for resale. We also anticipate that the Warrants issued under the Second Equity Commitment Agreement and Tranche Two Transaction will be subject to registration rights under an amendment to the Registration Rights Agreement.

Accordingly, the Warrants may result in substantial additional issuances and resales of common stock. Additional issuances of common stock, and/or sales of common stock, would have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Sales of a substantial number of shares of our common stock could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

The Series A Preferred Stock may result in substantial dilution to holders of our common stock.

As of June 30, 2019, we had 34,965 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock at quarter end was not convertible into common stock, and we may not issue any shares of common stock upon conversion of the Series A Preferred Stock, until the holders of our common stock approve the issuance of the common stock upon conversion of the Series A Preferred Stock in compliance with NASDAQ. The Proxy Statement for the Special Meeting seeks shareholder approval of the convertibility of the Series A Preferred Stock.

If the shareholders approve of the convertibility of the Series A Preferred Stock, any holder of Series A Preferred Stock may elect, by written notice to us (w) at any time and from time to time on or after the third anniversary of the initial issuance of the Series A Preferred Stock (the “Closing Date”), (x) at any time and from time to time if the terms of the Series B Preferred Stock or Third A&R Credit Agreement (or other facility) would prohibit the payment of cash dividends, (y) at any time any shares of Series B Preferred Stock are outstanding, or (z) at any time and from time to time on or after the non-payment of dividends when due, failure to redeem shares of Series A Preferred Stock when required or any other material default (in each case, as further specified in the certificate) until such non-payment, failure or default is cured by us, to cause us to convert, without the payment of additional consideration by such holder, all or any portion of the issued and outstanding shares of Series A Preferred Stock held by such holder, as specified by such holder in such notice, into a number of shares of common stock determined by dividing (i) the stated value by (ii) the VWAP per share of common stock for the 30 consecutive trading days ending on the trading day immediately preceding the conversion date. In the event the Series A Preferred Stock is converted following an uncured non-payment, failure or default event, or if a holder of Series A Preferred Stock is converting pursuant to (x) or (y) above, for the purposes of the foregoing calculation, VWAP per share shall be multiplied by 90%. The “VWAP per share” is defined as the per share volume-weighted average price as reported by Bloomberg (as further described in the certificate governing the Series A Preferred Stock).

The shares of common stock that may be issued upon conversion of the Series A Preferred Stock are subject to the Registration Rights Agreement, and accordingly, we may be required to register the shares of common stock underlying the Series A Preferred Stock for resale.

Accordingly, the Series A Preferred Stock may result in substantial additional issuances and resales of common stock. The timing and number of shares of common stock that may be issued as a result of the Series A Preferred Stock is unknown and dependent upon future events and circumstances, some of which are outside of our control. Additional issuances of common stock, and/or sales of common stock, would have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Sales of a substantial number of shares of our common stock could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Our Third A&R Credit Agreement, the Series A Preferred Stock and Series B Preferred Stock imposes restrictions on us that may prevent us from engaging in transactions that might benefit us.

The Third A&R Credit Agreement contains restrictions that, among other things prevents or restricts us from:

•	engaging in certain transactions with affiliates;

•	buying back shares or paying dividends in excess of specified amounts;

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations;

•	failing to satisfy certain financial tests; and

•	engaging in transactions that would result in a ‘‘change of control.’’

Additionally, the holders of our Series A Preferred Stock and Series B Preferred Stock have the right to consent to certain actions prior to us undertaking them, including, but not limited to:

•	creating or authorizing any senior stock, parity stock and stock that votes together with the Series A Preferred Stock or Series B Preferred Stock, or capital stock of a subsidiary;

•
reclassifications, alterations or amendments of any of our capital stock or of our subsidiaries that would render such capital stock senior or on parity to the Series A Preferred Stock or Series B Preferred Stock;

•
entering into any agreement with respect to, or consummating, any merger, consolidation or similar transaction with any other person pursuant to which we our a subsidiary of ours would not be the surviving entity, if as a result of such transaction, any capital stock or equity or equity-linked securities of such person would rank senior to or pari passu with the Series A Preferred Stock or Series B Preferred Stock;

•
entering certain agreements with respect to, or consummating, any merger, consolidation or similar transaction with any other person pursuant to which we or a subsidiary of ours would not be the surviving entity, if as a result of such transaction, any capital stock or equity or equity-linked securities of such person would rank senior to or on parity with such Series A Preferred Stock or Series B Preferred Stock;

•	assuming, incurring or guarantying, or authorizing the creation, assumption, incurrence or guarantee of, any indebtedness for borrowed money (subject to certain exceptions);

•	authorizing or consummating certain change of control events or liquidation events; or

•
altering, amending, supplementing, restating, waiving or otherwise modifying the certificates governing the Series A Preferred Stock or Series B Preferred Stock or any other of our documents in a manner that would reasonably be expected to be materially adverse to the rights or obligations of the holders of Series A Preferred Stock or Series B Preferred Stock.

Accordingly, provisions in the Third A&R Credit Agreement that restrict our business could make compliance with the terms and conditions of the Third A&R Credit Agreement more difficult. Furthermore, provisions in the Third A&R Credit Agreement, as well as rights of holders of the Series A Preferred Stock and Series B Preferred Stock, could impact our ability to engage in transactions we deem beneficial.

Our liquidity remains constrained and we could require additional sources of liquidity in the future to fund our operations and service our indebtedness.

We have experienced decreased liquidity due to the increase of our required payments and interest under our Third A&R Credit Agreement, acquisition integration costs and delayed collections for costs relating to the multiple severe weather events in the third quarter and fourth quarter of 2018. Although we have taken steps to enhance our liquidity, our liquidity remains constrained.

We anticipate that our existing cash balances, funds generated from operations, proceeds from the issuance of the Series B Preferred Stock and borrowings will be sufficient to meet our cash requirements for the next twelve months, but we cannot provide any assurance that these sources will be sufficient because there are many factors that could affect our liquidity, including some that are beyond our control. Factors that could cause our future liquidity to vary materially from expectations include, but are not limited to, weather events, bonding obligations, contract disputes with customers, loss of customers, spending patterns of customers, unforeseen costs and expenses and our ability to maintain compliance with the covenants and restrictions in our Third A&R Credit Agreement (or obtain waivers in the event of non-compliance). If we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take additional measures to conserve or enhance liquidity.

In the future, we may require additional funds for operating purposes and may seek to raise additional funds through debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our working capital requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. In the event we are not able to fund our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to improve our operations, generate positive cash flows from operating activities and expand the business would be materially adversely affected.

If our results of operations were negatively impacted by unforeseen factors, or impacted to a greater degree than anticipated, we might not be able to maintain compliance with the covenants and restrictions in our Third A&R Credit Agreement. If we are unable to comply with the financial covenants in the future, and are unable to obtain a waiver or forbearance, it would result in an uncured default under the Third A&R Credit Agreement. If a default under the Third A&R Credit Agreement were not cured or waived, we would be unable to borrow under the Third A&R Credit Agreement and the indebtedness thereunder could be declared immediately due and payable. If we were unable to borrow under the Third A&R Credit Agreement, we would need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we were able to obtain an amendment, forbearance agreement or waiver in the future, we might be required to agree to other changes to the Third A&R Credit Agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

Our stock price has declined significantly, and has been and may continue to be volatile.

Our stock price has declined significantly since the third quarter of 2018, and has exhibited substantial volatility. Recent developments notwithstanding, our stock price may fluctuate in response to a number of events and factors, including, but not limited to:

•	actual or anticipated quarterly operating results;

•	new developments and significant transactions;

•	the financial projections we provide to the public, and any changes to the projections or failure to meet the projections;

•	changes in our credit ratings;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in financial estimates, recommendations and coverages by securities analysts;

•	media coverage of our business and financial performance;

•	trends in our industry;

•	significant changes in our management;

•	lawsuits threatened or filed against us; and

•	general economic conditions.

Price volatility over a given period or a low stock price may result in a number of negative outcomes, including, but not limited to:

•	creating potential limitations on the ability to raise capital through the issuance of equity or equity linked securities;

•	impacting the value of our equity compensation, which affects our ability to recruit and retain employees;

•
decreasing the value of the contingent earn-out related to our merger agreement, held in large part by members of management, which could cause a decline in job satisfaction or lead to management turnover;

•	difficulty complying with the listing standards of NASDAQ; and

•	increasing the risk of class action securities litigation.

If any of these outcomes were to occur, it could materially and adversely affect our business, financial condition, or results of operations, and the value of your investment.

Item 5. Other Information

Second Equity Commitment Agreement

On August 13, 2019, the Company entered into the Second Equity Commitment Agreement (the “Second Equity Commitment Agreement”) among the Company, funds managed by the Private Equity Group of Ares Management Corporation (NYSE:ARES) (“Ares”), a leading global alternative asset manager, and funds managed by Oaktree Capital Management (solely for the limited purposes set forth therein) (“Oaktree”). Pursuant to the Second Equity Commitment Agreement, the Company agreed to issue and sell 50,000 shares of Series B Preferred Stock (with amended terms, as compared to the terms of the existing Series B Preferred Stock) and 900,000 warrants to purchase common stock (“Warrants”) to Ares for an aggregate purchase price of $50.0 million (the “Tranche One Transaction”). Consummation of the Tranche One Transaction is subject to a number of conditions; however, funding is expected to occur within 12 business days. In addition, Ares will have the right to designate an additional member of the Company’s Board following September 13, 2019, subject to the consummation of the Tranche One Transaction and certain other conditions.

Ares previously purchased Series B Preferred Stock in May 2019 and as of August 13, 2019, held 50,000 shares of our Series B Preferred Stock and warrants to purchase 1,527,560 shares of our common stock. The Second Equity Commitment Agreement, and the issuance of the amended Series B Preferred Stock, Warrants and Term Sheet was approved by a special committee of the Board of Directors consisting entirely of disinterested directors and, upon recommendation of such special committee, by the full Board of Directors.

The closing of the transactions under the Second Equity Commitment Agreement is subject to various material closing conditions, including, but not limited to, the receipt of applicable government approvals, that no material adverse effect shall have occurred, no law or order being an impediment to consummation of the transaction, accuracy of the representations and warranties set forth in the Second Equity Commitment Agreement, review by NASDAQ, the filing of an amended and restated certificate of designations for the Series B Preferred Stock (the “Amended and Restated Series B Certificate”) with the Secretary of State of the State of Delaware and the Company’s payment of expenses. Additionally, pursuant to the terms of the Second Equity Commitment Agreement, the Company will enter into amendment with Ares and Oaktree to that certain registration rights agreement, dated as March 28, 2018, as amended (the “Registration Rights Agreement”) to provide Ares with the same rights provided under the Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants.

Under the Second Equity Commitment Agreement Ares will retain the right of first refusal contained in the Amended and Restated Equity Agreement dated May 20, 2019. Unless otherwise agreed by the parties or certain other conditions are not satisfied, such right may end on September 13, 2019.

The Second Equity Commitment Agreement requires that, through September 13, 2019, the Company shall, and shall cause its affiliates and representatives to, use reasonable best efforts (subject to applicable fiduciary duties of the Board) to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable to consummate the transactions contemplated by the Term Sheet including, without limitation, (i) providing diligence material, (ii) providing access to the Company and its subsidiaries representatives, (iii) obtaining consents, registrations and approvals to consummate the transactions contemplated by the Term Sheet, (iv) negotiating and executing, in good faith, definitive documentation for the consummation of the transactions contemplated by the Term Sheet and (v) otherwise negotiating in good faith with respect to the transactions contemplated by the Term Sheet.)

The Second Equity Commitment Agreement provides that, within five (5) business days after any issuance, from time to time, of shares of common stock: (i) to Oaktree or its affiliates pursuant to Section 3.6 of the Merger Agreement, (ii) upon the conversion of any shares of Series A Preferred Stock, (iii) upon the exercise of any warrant with an exercise price of $11.50 or higher and (iv) upon the exercise of any equity issued pursuant to the Company’s long term incentive plan or other equity plan with a strike price of $11.50 or higher (collectively, all shares issued at such time pursuant to clauses (i) through (iv), the “Additional Common Stock”), the Company shall issue to Ares (or such affiliate of Ares it may direct) a number of additional Warrants equal to (x) the number of shares of such Additional Common Stock multiplied by (y) the applicable share factor, which additional Warrants shall be adjusted pursuant to any Adjustments (as defined in the Warrant Certificate (as defined below)) that have occurred since the closing date.

The number of shares of common stock into which the Warrants are exercisable is limited as necessary to comply with NASDAQ rules. The Company has agreed in the Second Equity Commitment Agreement to use its best efforts to obtain shareholder approval of the issuance of common stock upon exercise of the Warrants as needed to comply with NASDAQ rules.

The parties have made customary representations and warranties in the Second Equity Commitment Agreement. The Second Equity Commitment Agreement also contains various affirmative and negative covenants for the Company and other parties. The Company has also agreed to indemnify the commitment parties for breaches and inaccuracies in the representations and warranties in any transaction documents, or any breach or default of any covenants, agreements or obligations in the transaction documents.

The description of the Second Equity Commitment Agreement above is not a complete summary and is qualified in its entirely by reference to the full text of the Second Equity Agreement, which is filed as Exhibit 10.1 with this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference. The Second Equity Commitment Agreement is filed as an exhibit to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Second Equity Commitment Agreement were made only for purposes of the Second Equity Commitment Agreement and as of specific dates, were solely for the benefit of the parties to the Second Equity Commitment Agreement, and are subject to limitations agreed upon by the contracting parties.

Amended and Restated Series B Certificate of Designations

The terms of the Amended and Restated Series B Certificate of Designations include, but are not limited to, the following changes to the original certificate of designations for the Series B Preferred Stock (capitalized terms have the meaning given to them in the Amended and Restated Series B Certificate):

•	The number of authorized shares of Series B Preferred Stock is increased from 50,000 to 100,000.

•
The definition of “Cash Dividend Rate” is revised to mean (i) with respect to any Dividend Period for which the Total Net Leverage Ratio is greater than 1.50 to 1.00, 15% per annum (or 13.5% per annum if a Deleveraging Event has occurred prior to the date dividends are paid with respect to such Dividend Period) and (ii) with respect to any Dividend Period for which the Total Net Leverage Ratio is less than or equal to 1.50 to 1.00, 13.5% per annum for the Original Series B Preferred Stock and 12% per annum for new Series B Preferred Stock.

▪
The definition of “Deleveraging Event” has been revised to mean an equity financing following the Closing Date consisting of either (x) the issuance of Junior Stock, which Junior Stock does not contain any mandatory redemption provisions requiring redemption prior February 16, 2025 (other than with respect to a change of control or liquidation event) or (y) the issuance of Parity Stock (including additional Series B Preferred Stock) to the holders of Series B Preferred Stock as of the Closing Date or their Affiliates, in each case where the proceeds of such equity financing are used exclusively by the Corporation to permanently reduce senior secured indebtedness for borrowed money for which the Corporation is the borrower or a guarantor by at least $50 million.

•
The term “Third Party Deleveraging Event” has been added, which means, any equity financing by or secondary purchase on behalf of the Corporation or its Subsidiaries, that both generates net proceeds sufficient to make the payments in connection with the repurchase or redemption of 100,000 shares of Series B Preferred Stock at specified prices and such payments are actually applied to such redemption or repayment, with such application of payments being a condition to the consummation of the transaction; provided that the funds for such equity financing are not provided by Ares or any of its Affiliates.

•
The term “Total Net Leverage Ratio” has been added, which means, with respect to any Dividend Period, the “Total Net Leverage Ratio” (as defined under the Credit Agreement as in effect on the Amendment Date), calculated as of the date of the most recently provided Compliance Certificate (as defined in the Credit Agreement as in effect on the Amendment Date) as of the beginning of such Dividend Period.

•
The Amended and Restated Series B Certificate provides that in the event of a Third Party Deleveraging Event, the Corporation shall, as promptly as practicable (but in any event within three (3) Business Days of the consummation of such Third Party Deleveraging Event), (A) redeem or otherwise cause to be purchased by a third party 50,000 shares of the Original Series B Preferred Stock at the Optional Redemption Price per share and (B) redeem or otherwise cause to be purchased by a third party, 50,000 shares of the Additional Series B Preferred Stock at the Mandatory Redemption Price per share (unless a Reinstatement Event (as defined in the Tranche 1 Equity Commitment Agreement) occurs, in which case such 50,000 shares of Additional Series B Preferred Stock shall be redeemed or otherwise caused to be purchased by a third party at the Optional Redemption Price per share.)

•	the right of Ares to designate an additional member of the Company’s Board.

The Amended and Restated Series B Certificate also makes other conforming changes to account for the issuance of Series B Preferred Stock in May 2019 and additional Warrants under the Second Equity Commitment Agreement.

The description of the terms of the amended Series B Preferred Stock above is not a complete summary and is qualified in its entirely by reference to the full text of the Form of Amended and Restated Certificate of Designations included as Exhibit A to the Second Equity Commitment Agreement, which is filed as Exhibit 10.1 with this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference. The terms of the amended Series B Preferred Stock actually created by the filing of the Amended and Restated Series B Certificate with the State of Delaware may differ from what is described above.

Warrant Certificate

In connection with the sale of the Series B Preferred Stock under the Second Equity Commitment Agreement, the Company will provide each commitment party with Warrants pursuant to a Warrant Certificate (the “Warrant Certificate”). Each Warrant will be exercisable into the Company’s common stock at an exercise price per share of $0.0001 (the “Exercise Price”). The Exercise Price may be paid by the holder by payment of the aggregate Exercise Price by check or wire transfer, or by instructing the Company to withhold a number of shares of common stock then issuable upon exercise of the Warrant with an aggregate fair market value as of the date of exercise equal to the aggregate Exercise Price; or any combination of the foregoing.

The number of shares of common stock issuable upon exercise of the Warrant adjusts for dividends, subdivisions or combinations of the Company’s common stock; cash distributions or other distributions; reorganization, reclassification, consolidation or merger; and spin-offs.

The description of the terms of the Warrants above is not a complete summary and is qualified in its entirely by reference to the full text of the Form of Warrant included as Exhibit B to the Second Equity Commitment Agreement, which is filed as Exhibit 10.1 with this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference. The terms of the Warrant issued at closing of the transactions under the Second Equity Commitment Agreement may differ from what is described above.

Please see “Part II, Item 1A. Risk Factors” for additional important information about the Warrants.

Non-Binding Indicative Term Sheet

On August 13, 2019, the Company entered into a non-binding indicative term sheet with Ares (the “Term Sheet”) providing for, among other things:

•
the sale to Ares and a third party not yet identified of an additional 110,000 shares of Series B Preferred Stock and 4,600,000 Warrants for an aggregate purchase price of $110.0 million, 60% of which will be purchased by Ares and 40% of which will be purchased by a third party not yet identified;

•
either the purchase by Ares of all issued and outstanding Series A Preferred Stock at a 10% discount to its liquidation preference and subsequent conversion of the acquired shares to Series B Preferred Stock (without giving effect to the discount), or the purchase by Ares of additional shares of Series B Preferred Stock and redemption by the Company of the issued and outstanding Series A Preferred Stock at a 10% discount to its liquidation preference using the proceeds thereof, each with an additional 1,250,000 Warrants issued to Ares (together with the sale of the additional 110,000 shares of Series B Preferred Stock, the “Tranche Two Transaction”); and

•
subject to the conditions described below, the entry into a merger agreement (with 60% of the consideration provided by Ares and 40% from a third party not yet identified) pursuant to which all holders of common stock (excluding Oaktree and certain insiders) would receive cash in the amount of $5.12 per share (as further described below) and Oaktree and certain insiders would receive shares in the surviving entity (the “Merger”). The broad terms of the Term Sheet and the consummation of any merger transaction are subject to further due diligence, the negotiation of definitive agreements and obtaining required approvals by all parties, including but not limited to a majority vote of the Company's unaffiliated stockholders.

The Term Sheet provides that the Tranche Two Transaction, if consummated, would include a right to participate by the Company’s common stockholders (subject, to a maximum participation of 15% of the 110,000 shares of Series B Preferred Stock being issued, and if the Merger is consummated an individual investment minimum of $50,000, an aggregate minimum of $3.0 million, a limit on the number of holders and other terms to be agreed between the Company, with approval of the special committee, and Ares).

The Warrants to be issued under Tranche One Transaction and Tranche Two Transaction will have anti-dilution provisions.

The Tranche One Transaction and the Term Sheet were reviewed and approved by a special committee of the Company’s Board of Directors consisting solely of directors who are not affiliated with the parties in the proposed transactions and recommended by the special committee for approval by the Company's Board of Directors. The Company’s Board of Directors approved the Tranche One Transaction and the Term Sheet following receipt of the recommendation of the special committee.

The Tranche Two Transaction and the Merger are proposals that remain subject to, among other things, (i) a due diligence review by Ares of the Company satisfactory to Ares in its sole subjective discretion, (ii) receipt of final internal approvals by Ares, (iii) negotiation of definitive documentation, (iv) required shareholder and regulatory approvals, including the approval of the NASDAQ, (v) approval of the special committee of the Company’s Board of Directors and (vi) participation by a not yet identified third party purchaser for 40% of the Tranche One Transaction, Tranche Two Transaction and the Merger. The Term Sheet is non-binding, and there can be no assurance that the Company will enter into a binding agreement or consummate the Tranche Two Transaction or the Merger. Because of the non-binding nature of the Term Sheet, Ares has no obligation to complete the Tranche Two Transaction or the Merger.

The description of the terms of the Term Sheet above is not a complete summary and is qualified in its entirely by reference to the full text of the Term Sheet included as Exhibit D to the Second Equity Commitment Agreement, which is filed as Exhibit 10.1 with this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference.

Please see “Part II, Item 1A. Risk Factors” for additional important information about the Term Sheet, Tranche Two Transaction and Merger.

Michael Stoecker Employment Agreement

On August 8, 2019, the Company and Mike Stoecker entered into an employment agreement (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Stoecker serves as Chief Operating Officer, and receives a base salary of $415,000 for an initial term of three years. The Employment Agreement provides that Mr. Stoecker will have the opportunity to earn a performance based bonus each calendar year, and is eligible to receive grants restricted stock units, with the amount and other terms and conditions as determined by the Compensation Committee. The Employment Agreement contains a 12 month post-employment non-compete and non-solicit provision.

If the employment of Mr. Stoecker is terminated by the Company without “cause” or due to the Company’s election not to renew the term, or if the executive resigns for “good reason,” then the executive will be eligible to receive severance equal to (i) 12 months base salary, payable over 12 months, (ii) a pro-rated bonus for the year of termination and (iii) a monthly payment of $1,000. The severance is conditioned on Mr. Stoecker’s execution of a release of claims in favor of the Company and continued compliance with the terms of the employment agreements.

“Cause” means (i) Mr. Stoecker’s substantial and repeated failure to perform duties as reasonably directed by the Board (not as a consequence of disability) after written notice thereof and failure to cure within 10 days; (ii) Mr. Stoecker’s misappropriation or fraud with regard to the Company or its affiliates or their respective assets; (iii) conviction of, or the pleading of guilty or nolo contendere to, a felony, or any other crime involving either fraud or a breach of Mr. Stoecker’s duty of loyalty with respect to the Company or any affiliates thereof, or any of its customers or suppliers that results in material injury to the Company or any of its affiliates; (iv) Mr. Stoecker’s violation of the written policies of the Company or any of its affiliates, or other misconduct in connection with the performance of his duties that in either case results in material injury to the Company or any of its affiliates, after written notice thereof and failure to cure within 10 days; or (v) Mr. Stoecker’s breach of any material provision of the employment agreement, including without limitation the confidentiality and non-disparagement provisions and the non-competition and non-solicitation provisions to which Mr. Stoecker is subject.

“Good Reason” means the occurrence of any of the following events without Mr. Stoecker’s prior express written consent: (i) any reduction in Mr. Stoecker’s base salary or target bonus percentage, or any material diminution in Mr. Stoecker’s authorities, titles or offices, or the assignment to him of duties that materially impair his ability to perform the duties normally assigned to an executive with his title of a corporation of the size and nature of the Company; (ii) any relocation of Mr. Stoecker’s principal place of employment, to a location more than 75 miles from Mr. Stoecker’s principal place of employment on the date hereof; or (iii) any material breach by the Company, or any of its affiliates, of any material obligation to Mr. Stoecker; provided however, that prior to resigning for “good reason,” Mr. Stoecker shall give written notice to the Company of the facts and circumstances claimed to provide a basis for such resignation not more than 30 days following his knowledge of such facts and circumstances, and the Company shall have 30 days after receipt of such notice to cure such facts and circumstances.

Following any termination for Cause or due to death or disability, or if Mr. Stoecker terminates the Employment Agreement for any reason other than for Good Reason, Mr. Stoecker will receive a payment of accrued but unpaid base salary, any earned and unpaid bonus and payment of unreimbursed expenses.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.16 to this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference.

Item 6. Exhibits

(a)    Exhibits.

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

3.2
Amended and Restated Bylaws of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with on March 29, 2018).

3.3
Certificate of Designations of Series A Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on March 29, 2018).

3.4
Amended and Restated Certificate of Designations of Series A Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

3.5
Certificate of Designations of Series B Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.1
Equity Commitment Agreement, dated August 13, 2019, by and among Infrastructure and Energy Alternatives, Inc., the Commitment Parties party thereto and Oaktree Power Opportunities Fund III Delaware, L.P.

10.2
Equity Commitment Agreement, by and among Infrastructure and Energy Alternatives, Inc. and the Commitment Parties thereto, dated as of May 14, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-37796) filed on May 15, 2019).

10.3
Amended and Restated Equity Commitment Agreement, dated May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc. and the commitment parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.4#
Third Amendment and Restatement Agreement, dated as of May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc., IEA Intermediate Holdco, LLC, IEA Energy Services LLC, the subsidiary guarantors party thereto, the administrative agent, the revolving agent and issuing bank, the collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.5
Second Amendment to Amended and Restated Registration Rights Agreement, dated as of May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc., Infrastructure and Energy Alternatives, LLC, Ares Special Situations Fund IV, L.P., OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.6
Amended and Restated Investor Rights Agreement, dated as of May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc., M III Sponsor I LLC, Infrastructure and Energy Alternatives, LLC and Oaktree Power Opportunities Fund III Delaware, L.P (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.7
Voting Agreement, dated as of May 20, 2019, by and between Infrastructure and Energy Alternatives, Inc. and M III Sponsor I LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.8
Warrant Agreement, dated May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc. and Ares Special Situations Fund IV, L.P (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.9
Warrant Agreement, dated May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc. and OT POF IEA Preferred B Aggregator, L.P (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.10
Third Amendment to Second Amended and Restated Credit and Guarantee Agreement, dated May 15, 2019, by and among the Company, Intermediate Holdings, the Borrower, the Subsidiary Guarantors, the Administrative Agent, the Collateral Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.11
Lender Support Agreement, dated May 15, 2019, by and among the Company, Intermediate Holdings, the Borrower, the Subsidiary Guarantors, the Administrative Agent, the Revolving Agent, the Collateral Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

10.12†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on June 3, 2019).

10.13†	Form of Time Based Restricted Stock Unit Award Agreement.
10.14*†	Annual Incentive Compensation Program.
10.15*†	Form of Performance Based Restricted Stock Unit Award Agreement.
10.16*†	Employment Agreement, dated as of August 8, 2019, between IEA Energy Services, LLC and Michael Stoecker.
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
* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: August 14, 2019	By:	/s/ JP Roehm
Name: JP Roehm
Title: Chief Executive Officer

Dated: August 14, 2019	By:	/s/ Andrew D. Layman
Name: Andrew D. Layman
Title: Chief Financial Officer

Dated: August 14, 2019	By:	/s/ Bharat Shah
Name: Bharat Shah
Title: Chief Accounting Officer