Form 10-Q
period 2019-09-30
Infrastructure & Energy Alternatives, Inc.
filed 2019-11-12
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Number of shares of Common Stock outstanding as of the close of business on November 12, 2019: 22,252,489.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	43,174	71,311
Accounts receivable, net	244,465	225,366
Costs and estimated earnings in excess of billings on uncompleted contracts	109,540	47,121
Prepaid expenses and other current assets	18,533	12,864
Total current assets	415,712	356,662

Property, plant and equipment, net	151,784	176,178
Goodwill	37,373	40,257
Intangibles	40,626	50,874
Company-owned life insurance	3,935	3,854
Other assets	550	188
Deferred income taxes	15,847	11,215
Total assets	$665,827	$639,228

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	126,484	158,075
Accrued liabilities	131,170	94,059
Billings in excess of costs and estimated earnings on uncompleted contracts	71,814	62,234
Current portion of capital lease obligations	24,640	17,615
Current portion of long-term debt	31,119	32,580
Total current liabilities	385,227	364,563

Capital lease obligations, net of current maturities	49,268	45,912
Long-term debt, less current portion	226,606	295,727
Debt - Series B Preferred Stock	76,766	—
Series B Preferred Stock - warrant obligations	4,223	—
Deferred compensation	8,077	6,157
Contingent consideration	—	23,082
Total liabilities	$750,167	$735,441

Commitments and contingencies:

Series A Preferred Stock, par value, $0.0001 per share; 1,000,000 shares authorized; 34,965 shares and 34,965 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	34,965	34,965

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 100,000,000 shares authorized; 20,460,533 and 22,155,271 shares issued and 20,446,811 and 22,155,271 outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Treasury stock, 13,722 shares at cost	(76)	—
Additional paid in capital	18,018	4,751
Retained earnings (deficit)	(137,249)	(135,931)
Total stockholders' equity (deficit)	(119,305)	(131,178)
Total liabilities and stockholders' equity (deficit)	$665,827	$639,228
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statement of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$422,022	$279,279	$940,793	$503,487
Cost of revenue	369,152	252,271	849,728	462,765
Gross profit	52,870	27,008	91,065	40,722

Selling, general and administrative expenses	31,313	16,964	84,945	43,122
Income (loss) from operations	21,557	10,044	6,120	(2,400)

Other income (expense), net:
Interest expense, net	(13,959)	(1,579)	(35,822)	(3,960)
Other income (expense)	4,455	(1,859)	22,557	(1,848)
Income (loss) before benefit for income taxes	12,053	6,606	(7,145)	(8,208)

Benefit (provision) for income taxes	556	(870)	3,073	1,467

Net income (loss)	$12,609	$5,736	$(4,072)	$(6,741)

Net income (loss) per common share - basic	0.37	0.24	(1.44)	(0.36)
Net income (loss) per common share - diluted	0.24	0.23	(1.44)	(0.36)
Weighted average shares - basic	20,446,811	21,577,650	20,425,801	21,577,650
Weighted average shares - diluted	35,419,432	25,100,088	20,425,801	21,577,650

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Equity (Deficit)
	Shares	Par Value		Shares	Cost
Balance at December 31, 2017	21,578	2	—	—	—	(10,021)	(10,019)
Net loss						(17,392)	(17,392)
Issuance of Series A Preferred stock						(34,965)	(34,965)
Contingent consideration						(69,373)	(69,373)
Merger recapitalization transaction						(22,973)	(22,973)
Balance at March 31, 2018	21,578	$2	$—	—	$—	$(154,724)	$(154,722)
Net income						4,915	4,915
Merger recapitalization transaction						(2,843)	(2,843)
Preferred dividends						(548)	(548)
Balance at June 30, 2018	21,578	$2	$—	—	$—	$(153,200)	$(153,198)
Net income						5,736	5,736
Share-based compensation			500				500
Preferred dividends						(524)	(524)
Balance at September 30, 2018	21,578	$2	$500	—	$—	$(147,988)	$(147,486)

Balance at December 31, 2018	22,155	2	4,751	—	—	(135,931)	(131,178)
Net loss						(22,889)	(22,889)
Share-based compensation			1,040				1,040
Share-based payment transaction	111	—	235	(14)	(76)		159
Merger recapitalization transaction						2,754	2,754
Preferred dividends			(525)				(525)
Balance at March 31, 2019	22,266	$2	$5,501	(14)	$(76)	$(156,066)	$(150,639)
Net income						6,208	6,208
Share-based compensation			720				720
Series B Preferred Stock - Warrants at close			9,422				9,422
Preferred dividends			(918)				(918)
Balance at June 30, 2019	22,266	$2	$14,725	(14)	$(76)	$(149,858)	$(135,207)
Net income						12,609	12,609
Removal of Earnout Shares (See Note 1)	(1,805)	—					—
Share-based compensation			1,052				1,052
Series B Preferred Stock - Warrants at close			3,000				3,000
Preferred dividends			(759)				(759)
Balance at September 30, 2019	20,461	$2	$18,018	(14)	$(76)	$(137,249)	$(119,305)

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,072)	$(6,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,373	6,591
Contingent consideration fair value adjustment	(23,082)	—
Amortization of debt discounts and issuance costs	3,765	357
Share-based compensation expense	2,812	500
(Gain) loss on sale of equipment	743	28
Deferred compensation	1,494	313
Accrued dividends on Series B Preferred Stock	4,135	—
Deferred income taxes	(3,073)	(577)
Change in operating assets and liabilities:
Accounts receivable	(19,108)	(72,895)
Costs and estimated earnings in excess of billings on uncompleted contracts	(62,419)	(46,030)
Prepaid expenses and other assets	(5,938)	(1,489)
Accounts payable and accrued liabilities	3,317	131,682
Billings in excess of costs and estimated earnings on uncompleted contracts	9,580	19,896
Net cash provided by (used in) operating activities	(55,473)	31,635

Cash flow from investing activities:
Company-owned life insurance	(81)	(156)
Purchases of property, plant and equipment	(5,599)	(2,445)
Proceeds from sale of property, plant and equipment	7,266	40
Acquisition of business, net of cash acquired	—	(106,579)
Net cash provided by (used in) investing activities	1,586	(109,140)

Cash flows from financing activities:
Proceeds from long-term debt	50,400	381,272
Payments on long-term debt	(121,215)	(139,501)
Payments on line of credit - short term	—	(38,447)
Extinguishment of debt	—	(51,762)
Debt financing fees	(14,738)	(12,675)
Payments on capital lease obligations	(15,953)	(4,284)
Sale-leaseback transaction	24,343	—
Preferred dividends	—	(548)
Proceeds from issuance of stock - Series B Preferred Stock	100,000	—
Proceeds from stock-based awards, net	159	—
Merger recapitalization transaction	2,754	(25,816)
Net cash provided by (used in) financing activities	25,750	108,239

Net change in cash and cash equivalents	(28,137)	30,734

Cash and cash equivalents, beginning of the period	71,311	4,877

Cash and cash equivalents, end of the period	$43,174	$35,611

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures:
Cash paid for interest	28,240	3,622
Cash paid for income taxes	250	649
Schedule of non-cash activities:
Acquisition of assets/liabilities through capital lease	1,992	12,133
Acquisition-related contingent consideration, new business combinations	—	69,373
Issuance of common shares	—	90,282
Issuance of preferred shares	—	34,965
Preferred dividends declared	2,202	524

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

Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.
The condensed unaudited consolidated financial statements include the accounts of IEA and its wholly-owned direct and indirect domestic and foreign subsidiaries and in the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

Reportable Segments

We segregate our business into two reportable segments: the Renewables (“Renewables”) segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See Note 13. Segments for a description of the reportable segments and their operations.

Basis of Accounting and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Key estimates include: the recognition of project revenue and profit or loss (which the Company defines as project revenue less project costs of revenue), in particular, on construction contracts accounted for under the percentage-of completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; allowances for doubtful accounts; accrued self-insurance reserves; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations, actual results could differ materially from those estimates.

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

Revenue Recognition

Revenue under construction contracts is accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on costs incurred. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation and the operational costs of capital equipment. The Company also has unit-price contracts that were not significant as of September 30, 2019.

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

Revenue derived from projects billed on a fixed-price basis totaled 98.5% and 99.8% of consolidated revenue from operations for the three months ended September 30, 2019 and 2018, respectively, and totaled 94.1% and 97.4% for the nine months ended September 30, 2019 and 2018, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis also accounted for under the percentage of completion method totaled 1.5% and 0.2% of consolidated revenue from operations for the three months ended September 30, 2019 and 2018, respectively, and totaled 5.9% and 2.6% for the nine months ended September 30, 2019 and 2018, respectively.

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

Costs and estimated earnings in excess of billings on uncompleted contracts are presented as a current asset in the accompanying condensed consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a current liability in the accompanying condensed consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities. These contract balances are generally settled within one year.

New Accounting Pronouncements

The effective dates shown in the following pronouncements are based on the Company's current status as an “emerging growth company.”

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

The Company has substantially completed its assessment of the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls.  The Company’s assessment included a detailed review of representative contracts at each of the Company’s segments and a comparison of its historical accounting policies and practices to the new standard. Based on the Company’s review of various types of revenue arrangements, the Company expects to recognize revenue and earnings over time utilizing the cost-to-cost measure of progress for its fixed price contracts and other service agreements, consistent with current practice.  For these contracts, the cost-to-cost measure of progress best depicts the transfer of control of goods or services to the customer under the new standard. The Company has substantially completed its analysis of the information necessary to enable the preparation of the financial statements and related disclosures under the new standard. As part of this analysis, the Company evaluated its information technology capabilities and systems, and does not expect to incur significant information technology costs to modify systems currently in place. The Company will implement targeted changes to its internal reporting processes to facilitate gathering the data needed for reporting and disclosure under the new standard. The Company will also implement updates to its control processes and procedures, as necessary, based on changes resulting from the new standard. The Company does not expect any such updates to materially affect the Company’s internal controls over financial reporting.

The Company anticipates adopting the standard using the modified retrospective transition approach.  Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2019.  For existing contracts that have remaining obligations as of January 1, 2019, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.  Any potential effect of adoption of these ASUs has not yet been quantified; however, the Company anticipates the adoption will have an impact on both the amount and timing of revenue recognition related to unapproved change orders.  The Company is training its impacted employees in business segments for the implementation of the new standard, and continues developing the disclosures required by the new standard. The Company is also reviewing certain contracts entered into by its business segments subsequent to its initial assessment that are expected to have performance obligations remaining as of January 1, 2019 for any cumulative effect adjustments that may be required upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 required entities to adopt the new leases standard using a modified retrospective method and initially apply the related guidance at the beginning of the earliest period presented in the financial statements.  During July 2018, the FASB issued ASU 2018-11, which allows for an additional and optional transition method under which an entity would record a cumulative-effect adjustment at the beginning of the period of adoption. See Note 10. Commitments and Contingencies for additional information about our leases. The Company will early adopt the standard and it will be effective for our fiscal year 2019 annual financial statements and for interim periods beginning in fiscal year 2020. The Company is in the process of implementing leasing software to assist in the integration of the future standard.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for recurring and non-recurring fair value measurements, such as the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. Certain disclosures per ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company is currently assessing the impact these changes will have on its disclosure requirements for fair value measurement.

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

The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition dates at fair value. The values for CCS were finalized as of June 30, 2019 and finalized for William Charles as of September 30, 2019.

Identifiable assets acquired and liabilities assumed (in thousands)	CCS	William Charles
Cash	$6,413	$6,641
Accounts Receivable	58,041	69,740
Costs and estimated earnings in excess of billings on uncompleted contracts	9,512	16,095
Other current assets	1,813	7,999
Property, plant and equipment	59,952	47,899
Intangible assets:
Customer relationships	19,500	7,000
Backlog	8,400	5,500
Tradename	8,900	4,500
Deferred income taxes	(2,361)	—
Other non-current assets	134	75
Accounts payable and accrued liabilities	(25,219)	(60,962)
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,194)	(14,810)
Debt, less current portion	(52,257)	(15,672)
Capital lease obligations	(1,124)	—
Other liabilities	(704)	(907)
Total identifiable assets	76,806	73,098
Goodwill	29,773	4,581
Total purchase consideration	$106,579	$77,679
* - There were no measurement period adjustments for the quarter ended September 30, 2019.

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

Impact of Acquisitions

The following table summarizes the results of operations included in the Company's condensed consolidated statement of operations for CCS and William Charles from their respective dates of acquisition.

(in thousands)	Three months ended September 30, 2019		Nine months ended September 30, 2019
	CCS	William Charles	CCS	William Charles
Revenue	81,248	84,033	211,117	198,879
Net income (loss)	2,707	7,308	616	7,359

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	CCS	William Charles	CCS	William Charles
Revenue	5,600	—	5,600	—
Net income (loss)	—	—	—	—

The following table provides the supplemental unaudited actual and pro forma total revenue and net income of the combined entity had the acquisition date of CCS and William Charles been the first day of our fiscal year 2018:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	Actual 2019	Pro forma 2018	Actual 2019	Pro forma 2018
Revenue	422,022	446,557	940,793	948,543
Net income (loss)	12,609	6,016	(4,072)	(15,448)
Net income (loss) per common share:
Basic earnings per share	0.37	0.25	(1.44)	(0.77)
Diluted earnings per share	0.24	0.24	(1.44)	(0.77)

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

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six months ended June 30, 2019, the Company identified a computational error related to the number of outstanding common shares included in its earnings (loss) per share calculations during 2018 and 2019. Management has concluded that the impact of this error on all historical periods is immaterial and therefore has not adjusted the earnings (loss) per share amounts for any periods prior to September 30, 2019.  Rather, the adjustment to remove 1.8 million unvested shares has been made beginning with the three- and nine-months ended September 30, 2019.  The number of outstanding shares of Common Stock for voting purposes remains at 22.3 million shares, as the aforementioned 1.8 million shares are entitled to vote those shares during the vesting period.

Income (loss) available to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred stock from net income. If there is a net loss, the amount of the loss is increased by those preferred dividends. The contingent consideration fair value adjustment is a mark-to-market adjustment based on the decline of approximately 80% in the Company's stock price from December 31, 2018 to June 30, 2019, coupled with the Company not anticipating reaching Adjusted EBITDA requirements outlined in the original agreement at September 30, 2019, see Note. 8 Fair Value of Financial Instruments. The Company is required to reverse the mark-to-market adjustment from the numerator as shown below.

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

The calculations of basic and diluted EPS, are as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	12,609	5,736	(4,072)	(6,741)
Less: Convertible Preferred Stock dividends	(759)	(524)	(2,202)	(1,072)
Less: Contingent consideration fair value adjustment (see Note 8)	(4,247)	—	(23,082)	—
Net income (loss) available to common stockholders	7,603	5,212	(29,356)	(7,813)

Denominator:
Weighted average common shares outstanding - basic(1)	20,446,811	21,577,650	20,425,801	21,577,650

Series B Preferred - Warrants	2,845,840	—	—	—
Convertible Series A Preferred Stock	11,486,534	3,522,438	—	—
Restricted stock units	640,247	—	—	—
Weighted average shares for diluted computation	35,419,432	25,100,088	20,425,801	21,577,650

Anti-dilutive: (2)(3)
Convertible Series A Preferred	—	—	8,968,856	2,832,765
Series B Preferred - Warrants at closing	—	—	1,325,779	—
RSUs	—	—	542,421	—

Basic EPS	0.37	0.24	(1.44)	(0.36)
Diluted EPS	0.24	0.23	(1.44)	(0.36)

(1)
The contingent earn-out shares were not included at September 30, 2019 and were removed from September 30, 2018, respectively. See Note 8. Fair Value of Financial Instruments for discussion regarding the Company's contingently issuable earn-out shares.

(2)
Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were outstanding at September 30, 2019 and 2018 but were not potentially dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period. 646,405 of vested and unvested Options and 817,817 of unvested RSUs were also not potentially dilutive as of September 30, 2019 as the respective exercise price or average stock price required for vesting of such awards was greater than the average market price of the common stock during the period.

(3)	The 1.8 million unvested earnout shares were not included at September 30, 2019 due to the exercise price being greater than the average market price of the common stock during the period.

Series A Preferred Stock

As of September 30, 2019, we had 34,965 shares of Series A Preferred Stock with an initial stated value of $1,000 per share plus accumulated but unpaid dividends, for total consideration of $37.7 million. Dividends are paid on the Series A Preferred Stock when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at the following rates:

•6% per annum from the original issuance of the Series A Preferred Stock on March 26, 2018 (the “Closing Date”) until the date (the “18 Month Anniversary Date”) that is 18 months from the Closing Date; and
•10% per annum during the period from and after the 18 Month Anniversary Date;

So long as any shares of Series B Preferred Stock of the Company, (the “Series B Preferred Stock”), which are currently either designated as Series B-1 Preferred Stock (“Series B-1 Preferred Stock”) or Series B-2 Preferred Stock (“Series B-2 Preferred

Stock”), and (referred to collectively as “Series B Preferred Stock”), are outstanding or from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by 2% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective as of the applicable dividend date without any further action by the Board at the following rates:

•8% per annum during the period from May 20, 2019 through the 18 Month Anniversary Date; and
•12% per annum during the period from and after the 18 Month Anniversary Date.

As of September 30, 2019, the Company has accrued a cumulative of $2.7 million in dividends to holders of Series A Preferred Stock as a reduction to additional paid-in capital.

Series B Preferred Stock

As of September 30, 2019, we had 100,000 shares of Series B Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends. Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid on the Series B Preferred Stock when declared by our Board. To the extent not prohibited by applicable law, dividends are required to be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 at the following rates:

•
On Series B-1 Preferred Stock with respect to any dividend period for which the Total Net Leverage Ratio (as defined in the Third A&R Credit Agreement (as defined in see Note. 9 Debt) is greater than 1.50:1.00, 15% per annum (or 13.5% per annum if a deleveraging event (as defined below) has occurred prior to the date dividends are paid with respect to such dividend period) and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to 1.50:1.00, 13.5% per annum.

•
On Series B-2 Preferred Stock with respect to any dividend period for which the Total Net Leverage Ratio is greater than 1.50:1.00, 15% per annum (or 13.5% per annum if a deleveraging event has occurred prior to the date dividends are paid with respect to such dividend period) and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to1.50:1.00, 12% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on Series B Preferred Stock and is effective as of the applicable dividend date without any further action by the Board at a rate of 18% per annum; provided that, during the period from the occurrence of a deleveraging event until the date that is two years from such deleveraging event, such dividend rate shall instead be 15% per annum. A deleveraging event means certain equity financings or issuances of stock where the proceeds of such equity financings are used exclusively to permanently reduce senior secured indebtedness by at least $50.0 million, or the Total Net Leverage Ratio as of the last day of any fiscal quarter is less than or equal to 1.50:1.00.

The Company has accrued a cumulative of $4.1 million in accrued dividends to holders of Series B Preferred Stock, which is recorded as interest expense in the Company's condensed consolidated statements of operations for the quarter ended September 30, 2019. See Note 8. Fair Value of Financial Instruments for discussion regarding the Company's valuation of Series B Preferred Stock.

Stock Compensation

Under guidance of ASC Topic 718 “Compensation — Stock Compensation,” stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the RSUs was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the three months ended September 30, 2019 and 2018, we recognized $1.1 million and $0.5 million in compensation expense, respectively, and $2.8 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 4. Accounts Receivable, Net

The following table provides details of accounts receivable, net of allowance as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Contract receivables	$168,413	$161,408
Contract retainage	76,103	64,000
Accounts receivable, gross	244,516	225,408
Less: allowance for doubtful accounts	(51)	(42)
Accounts receivable, net	$244,465	$225,366

Included in costs in excess of billings as of September 30, 2019 are unapproved change orders of approximately $21.0 million for which the Company is pursuing settlement through dispute resolution.

Activity in the allowance for doubtful accounts for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Allowance for doubtful accounts at beginning of period	$102	$216	$42	$216
Plus: provision for allowances	30	—	90	—
Less: write-offs, net of recoveries	(81)	—	(81)	—
Allowance for doubtful accounts at period end	$51	$216	$51	$216

Note 5. Contracts in Progress

Contracts in progress were as follows as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Costs on contracts in progress	$1,189,496	$935,820
Estimated earnings on contracts in progress	111,451	76,883
Revenue on contracts in progress	1,300,947	1,012,703
Less: billings on contracts in progress	(1,263,221)	(1,027,816)
Net underbillings (overbillings)	$37,726	$(15,113)

The above amounts have been included in the accompanying condensed consolidated balance sheets under the following captions (in thousands):

	September 30, 2019	December 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$109,540	$47,121
Billings in excess of costs and earnings on uncompleted contracts	(71,814)	(62,234)
Net underbillings (overbillings)	$37,726	$(15,113)

Provision for loss of $0.1 million and $1.4 million as of September 30, 2019 and December 31, 2018, respectively, is included in billings in excess of costs and earnings on uncompleted contracts.

The Company recognizes a contract asset within costs and estimated earnings in excess of billings on uncompleted contracts in the condensed consolidated balance sheet for revenue earned related to unapproved change orders that are probable of recovery. For the quarter ended September 30, 2019 and the year ended December 31, 2018, the Company had unapproved change orders of $69.9 million and $45.0 million, respectively.

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Buildings and leasehold improvements	$2,812	$4,614
Land	17,600	19,394
Construction equipment	178,239	175,298
Office equipment, furniture and fixtures	3,449	2,994
Vehicles	5,985	4,991
	208,085	207,291
Accumulated depreciation	(56,301)	(31,113)
Property, plant and equipment, net	$151,784	$176,178

Depreciation expense of property, plant and equipment was $9,219 and $2,471 for the period ended September 30, 2019 and 2018, respectively, and was $26,125 and $6,388 for the nine months ended September 30, 2019 and 2018, respectively.

Note 7. Goodwill and Intangible Assets, Net

The following table provides the changes in the carrying amount of goodwill for 2019 and 2018:

(in thousands)	Goodwill
January 1, 2018 (Renewables Segment)	$3,020
Acquisitions (Specialty Civil Segment)	37,237
December 31, 2018	$40,257
Acquisition adjustments (Specialty Civil Segment)	(2,884)
September 30, 2019	$37,373

Intangible assets, net consisted of the following as of the dates indicated:

	September 30, 2019				December 31, 2018
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(3,749)	$22,751	6 years	$27,000	$(814)	$26,186	7 years
Trade name	13,400	(2,635)	10,765	4 years	13,400	(575)	12,825	5 years
Backlog	13,900	(6,791)	7,109	1 year	13,400	(1,537)	11,863	2 years
	$53,800	$(13,175)	$40,625		$53,800	$(2,926)	$50,874

Amortization expense associated with intangible assets for the three months ended September 30, 2019 and 2018, totaled $3.4 million and $0.1 million, respectively, and $10.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2019 through 2023:

(in thousands)	Remainder of 2019	2020	2021	2022	2023
Amortization expense	$3,354	$11,837	$6,466	$6,466	$5,841

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

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date
	Amount recorded on balance sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities as of December 31, 2018
Contingent consideration	23,082	—	—	23,082

		Fair Value Measurements at Reporting Date
	Amount recorded on balance sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities as of September 30, 2019
Contingent consideration	—	—	—	—
Series B-1 Preferred Stock - Series A Conversion Warrants	4,200	—	—	4,200
Series B-1 Preferred Stock - Additional 6% Warrants	400	—	—	400

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in thousands):

	Contingent Consideration	Series B Preferred - Series A Conversion Warrants	Series B Preferred - Additional 6% Warrants
Beginning Balance, December 31, 2018	23,082	$—	$—
Preferred Series B-1 Stock - Additional Warrants	—	4,200	400
Fair value adjustment	(23,082)	—	—
Ending Balance, September 30, 2019	—	4,200	400

Contingent Consideration

Pursuant to the original merger agreement with M III Acquisition Corp., the Company shall issue up to an additional 9,000,000 shares of common stock, which shall be fully earned if the final 2019 adjusted EBITDA targets are achieved. As of September 30, 2019, the Company recorded an adjustment of $23.1 million to the liability primarily based on a significant decrease in the Company's stock price for the first six months of 2019 of approximately 80.0% (from $8.61 at December 31, 2018 to $2.04 at June 30, 2019), coupled with the Company not anticipating reaching EBITDA requirements outlined in the original agreement as of September 30, 2019.

The following table sets forth information regarding the Company's assets measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements
	Amount recorded on balance sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Series B-1 and Series B-2 Preferred Stock	81,300	—	—	81,300

Equity:
Series B-1 Preferred Stock - Warrants at closing	14,100	—	—	14,100

On May 20, 2019, the Company entered into the Amended and Restated Equity Commitment Agreement (the “First Equity Commitment Agreement”), by and among the Company and the commitment parties thereto. Pursuant to the First Equity Commitment Agreement, the Company issued and sold on May 20, 2019, 50,000 shares of Series B-1 Preferred Stock, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends for gross cash proceeds of $50.0 million. The First Equity Commitment Agreement also required the Company to provide warrants for common stock at closing that equaled 10% of the fully diluted issued and outstanding common stock as of such date (the “Warrants at closing”), and in the future could be required to provide additional warrants in the event of conversion of the Series A Preferred Stock (“Series A

Conversion Warrants”) and warrants for up to 6% of the fully diluted issued and outstanding common stock if the Company fails to meet certain Adjusted EBITDA thresholds on a trailing twelve-month basis on the last calendar day of May 2020 through April 2021 (the “Additional 6% Warrants”).

On August 13, 2019, the Company entered into the Second Equity Commitment Agreement (the “Second Equity Commitment Agreement”). Pursuant to the Second Equity Commitment Agreement, the Company issued and sold on August 30, 2019, 50,000 shares of Series B-2 Preferred Stock and 900,000 warrants to purchase common stock (“Warrants”) for an aggregate purchase price of $50.0 million.

The information below describes the balance sheet classification and the recurring/nonrecurring fair value measurement:

Series B-1 and Series B-2 Preferred Stock (non-recurring) - The Series B-1 and Series B-2 Preferred Stock were recorded at relative fair value as debt which was estimated using a discounted cashflow model based on certain significant unobservable inputs, such as accumulated dividend rates, and projected Adjusted EBITDA for the life of the Series B Preferred Stock. The fair value of the liability for each of the transactions closed on May 20, 2019 and August 30, 2019, was a combined $81.3 million and recorded on the balance sheet as debt.

Series B-1 and Series B-2 Preferred Stock - Warrants at closing (non-recurring) - The Warrants at closing, with an exercise price of $0.0001, represented (on an if-converted to common stock basis) 10% of the issued and outstanding common stock of the Company based on the Company’s fully diluted share count on May 20, 2019 (including the number of shares of common stock that may be issued pursuant to all restricted stock awards, restricted stock units, stock options and any other securities or rights (directly or indirectly) convertible into, exchangeable for or to subscribe for common stock that are outstanding on May 20, 2019 (excluding any shares of common stock issuable (a) pursuant to the merger agreement for our business combination, (b) upon conversion of shares of Series A Preferred Stock, (c) upon the exercise of any warrant with an exercise price of $11.50 or higher or (d) upon the exercise of any equity issued pursuant to the Company’s long term incentive plan or other equity plan with a strike price of $11.50 or higher). The 2,545,934 if-converted shares of common stock at closing were valued at the closing stock price of $4.21 on May 20, 2019 and recorded in additional paid in capital.

On August 30, 2019, 900,000 if-converted shares of common stock were issued and were valued at the closing stock price of $3.75 and recorded in additional paid in capital.

Series B-1 Preferred Stock - Series A Conversion Warrants (recurring) - The certificate of designation for the Series A Preferred Stock was amended in connection with the Company entering into the First Equity Commitment Agreement. The conversion rights were amended to allow the holders of Series A Preferred Stock to convert all or any portion of Series A Preferred Stock outstanding at any point in time. If converted, the holders of the Series B Preferred Stock would be entitled to additional warrants, with an exercise price of $0.0001. These warrants were fair valued using the closing stock price of $4.21 on May 20, 2019, at an estimated if-converted share count and recorded as a liability.

Series B-1 Preferred Stock - Additional 6% Warrants (recurring) - The Additional 6% Warrants are issuable if the Company fails to meet certain Adjusted EBITDA thresholds on a trailing twelve-month basis from May 31, 2020 through April 30, 2021. The Company recorded the Additional 6% Warrants at fair value, which was estimated using a Monte Carlo Simulation based on certain significant unobservable inputs, such as a risk rate premium, Adjusted EBITDA volatility, stock price volatility and projected Adjusted EBITDA for the Company for 2019. The Additional 6% Warrants were recorded as a liability.

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

Note 9. Debt

Debt consists of the following obligations as of:

	September 30, 2019	December 31, 2018

Term loan	277,688	300,000
Line of credit	—	46,500
Commercial equipment notes	3,820	5,341
Total principal due for long-term debt	281,508	351,841
Unamortized debt discount and issuance costs	(23,783)	(23,534)
Less: Current portion of long-term debt	(31,119)	(32,580)
Long-term debt, less current portion	226,606	295,727

Debt - Series B Preferred Stock (1)	104,135	—
Unamortized debt discount and issuance costs	(27,369)	—
Long-term Series B Preferred Stock	76,766	—
(1) The Company has accrued a cumulative of $4.1 million in accrued dividends to holders of Series B Preferred Stock, which is recorded as interest expense in the Company's condensed consolidated statements of operations for the quarter ended September 30, 2019.

Third Amended and Restated Credit Agreement

On May 20, 2019, the Third Amended and Restated Credit and Guarantee Agreement (the “Third A&R Credit Agreement”) became effective.
Term loan borrowings mature on September 25, 2024 and are subject to quarterly amortization of principal, commencing on March 31, 2019, in an amount equal to 2.50% of the aggregate principal amount of such loans. Beginning with 2020, an additional annual payment is required equal to 75% of Excess Cash Flow (as defined in the Third A&R Credit Agreement) for the preceding fiscal year if such Excess Cash Flow is greater than $2.5 million, with the percentage of Excess Cash Flow subject to reduction based upon the Company’s consolidated leverage ratio.

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

Interest on the consenting lender term loan tranche accrues at a per annum rate of, at the Company's option, (x) LIBOR plus a margin of 8.25% or (y) an alternate base rate plus a margin of 7.25%; provided, however, that upon achieving a First Lien Net Leverage Ratio (as defined below) of no greater than 2.67:1.00, the margin shall permanently step down to (y) for LIBOR loans, 6.75% and (x) for alternative base rate loans, 5.75%. Interest on the non-consenting lender term loan tranche will stay at a per annum rate of, at the Company’s option, (x) LIBOR plus a margin of 6.25% or (y) an alternate base rate plus a margin of 5.25%. Interest on initial revolving facility borrowings and swing line loans accrues at a rate of, at the Company's option, (x) LIBOR plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. The weighted average interest rate under the Third A&R Credit Agreement as of September 30, 2019 and December 31, 2018, was 10.42% and 8.82%, respectively.
The terms of the Third A&R Credit Agreement include customary affirmative and negative covenants and provide for customary events of default, which include, among others, nonpayment of principal or interest and failure to timely deliver financial statements. Under the Third A&R Credit Agreement, the financial covenant to which the Credit Parties as defined therein are subject provides that the First Lien Net Leverage Ratio (as defined therein) may not exceed (i) prior to the fiscal quarter ending December 31, 2019, 4.75:1.0, (ii) from and prior to the fiscal quarter ending December 31, 2020, 3.50:1.0, (iii) from and prior to the fiscal quarter ending December 31, 2021, 2.75:1.0, and (iv) from and after March 31, 2022, 2.25:1.0. Under the Third A&R Credit Agreement, the Company is not to obtain an equity infusion to cure for any covenant violations for fiscal quarter ending in 2019, excluding the Series B Preferred Stock. Thereafter, the Company will have access to a customary equity cure.

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

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2019, and December 31, 2018, the Company was contingently liable under letters of credit issued under its Third A&R Credit Agreement or its old credit facility, respectively, in the amount of $21.0 million and $3.0 million, respectively, related to projects. In addition, as of September 30, 2019 and December 31, 2018, the Company had outstanding surety bonds on projects of $2,017.6 million and $1,682.0 million, respectively.

Contractual Maturities

Contractual maturities of the Company's debt and capital lease (see Note 10. Commitments and Contingencies) obligations as of September 30, 2019 (in thousands):

Remainder of 2019	$13,965
2020	55,988
2021	51,826
2022	47,276
2023	32,905
Thereafter	257,591
Total contractual obligations	$459,551

Note 10. Commitments and Contingencies

Capital Leases

The Company has obligations, exclusive of associated interest, under various capital leases for equipment totaling $73.9 million and $63.5 million at September 30, 2019 and December 31, 2018, respectively. Gross property under this capitalized lease agreement at September 30, 2019 and December 31, 2018, totaled $119.6 million and $76.9 million, less accumulated depreciation of $29.3 million and $10.1 million, respectively, for net balances of $90.3 million and $66.8 million, respectively. Depreciation of assets held under the capital leases is included in the cost of revenue in the condensed consolidated statements of operations.

Operating Leases

In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 14. Related Party Transactions. Rent and related expense for operating leases that have non-cancelable terms totaled approximately $4.3 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively and $9.5 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company has long-term power-by-the-hour equipment rental agreements,included in non-canceable operating lease expense above, with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements was $3.2 million for the nine months ended September 30, 2019.

Sale-leaseback Transaction

On March 13, 2019, the Company completed a sale-leaseback transaction related to certain assets that were acquired as part of our recent acquisitions of $25.0 million. The payments related to this transaction are over a four year term and have been included as part of the Contractual Maturities table, See Note 9. Debt.

Note 11. Concentrations

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %				Accounts Receivable %
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30, 2019	December 31, 2018
	2019	2018	2019	2018

Company A	*	24.1%	*	22.6%	*	20.0%
Company B	*	16.7%	*	12.1%	*	*
Company C	*	*	11.7%	*	*	19.0%
Company D	*	11.7%	*	*	*	*
* Amount was not above 10% threshold

Note 12. Income Taxes

The Company’s statutory federal tax rate was 21.00% for the periods ended September 30, 2019 and 2018, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 12.0%. A small number of states do not impose an income tax.

The effective tax rates for the three months ended September 30, 2019 and 2018 were (4.6)% and 13.2%, respectively. The effective tax rates for the nine months ended September 30, 2019 and 2018 were 43.0% and 15.8%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent differences related to the revaluation of the contingent liability fair value adjustment and interest accrued for the Series B Preferred Stock, which is not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended September 30, 2019 and 2018.

Note 13. Segments

The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market. As of September 30, 2019, we operate our business as two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 segment presentation has been recast to be consistent to the 2019 segmentation.

Each of our reportable segments is comprised of similar business units that specialize in services unique to the respective markets that each segment serves. The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses, were made based on segment revenue.
Separate measures of the Company’s assets, including capital expenditures and cash flows by reportable segment are not produced or utilized by management to evaluate segment performance. A substantial portion of the Company’s fixed assets are owned by and accounted for in our equipment department, including operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, and are used on an interchangeable basis across our reportable segments. As such, for reporting purposes, total under/over absorption of equipment expenses consisting primarily of depreciation is allocated to the Company's two reportable segments based on segment revenue.

The following is a brief description of the Company's reportable segments:

The Renewables segment operates throughout the United States and specializes in a range of services that include full EPC project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries.

The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•	Heavy civil construction services such as high-altitude road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

•	Environmental remediation services such as site development, environmental site closure and outsourced contract mining and coal ash management services.

•	Rail Infrastructure services such as planning, creation and maintenance of infrastructure projects for major railway and intermodal facilities construction.

Segment Revenue

Revenue by segment was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2019		2018		2019		2018
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$242,654	57.5%	$262,477	94.0%	$496,863	52.8%	$480,362	95.4%
Specialty Civil	179,368	42.5%	16,802	6.0%	443,930	47.2%	23,125	4.6%
Total revenue	$422,022	100.0%	$279,279	100.0%	$940,793	100.0%	$503,487	100.0%

Segment Gross Profit

Gross profit by segment was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2019		2018		2019		2018
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$27,469	11.3%	$24,822	9.5%	$45,806	9.2%	$37,578	7.8%
Specialty Civil	25,401	14.2%	2,186	13.0%	45,259	10.2%	3,144	13.6%
Total gross profit	$52,870	12.5%	$27,008	9.7%	$91,065	9.7%	$40,722	8.1%

Note 14. Related Party Transactions

Clinton Lease Agreement

On October 20, 2017, the Company enacted a plan to restructure the ownership of a building and land which resulted in the transfer of ownership of such building and land from its consolidated subsidiary, White Construction, LLC, to Clinton RE Holdings, LLC (Cayman) (“Cayman Holdings”), a directly owned subsidiary of the Infrastructure and Energy Alternatives, LLC. The lease has been classified as an operating lease with monthly payments through 2038. The Company's rent expense related to the lease during the three months ended September 30, 2019 and 2018, was $178 and $153, respectively, and for the nine months ended September 30, 2019 and 2018, was $534 and $459, respectively.

On October 30, 2019, Cayman Holdings sold the building to a third party that assumed the future payments and terms of the existing lease. The Company will continue to have rent expense related to the lease but it will no longer be with a related party.

Related Party Shareholders

Type of Equity	Holder	Ownership Percentage
Series A Preferred	Infrastructure and Energy Alternatives, LLC	100%
Series B-1 Preferred Stock, Series A Conversion Warrants, Additional 6% Warrants, Warrants at closing	Ares	60%
	Oaktree Power Opportunities Fund III Delaware, L.P.	40%
Contingent Consideration	Infrastructure and Energy Alternatives, LLC	100%
Series B-2 Preferred Stock	Ares	100%

Note 15. Subsequent Event

Third Equity Commitment Agreement

On October 29, 2019, the Company entered into the Third Equity Commitment Agreement (the “Third Equity Commitment Agreement”) among the Company, funds managed by Ares Management Corporation (“Ares”) and funds managed by Oaktree Capital Management (“Oaktree”). Pursuant to the Third Equity Commitment Agreement, the Company agreed to issue and sell 80,000 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock”) and 3,568,750 Warrants for an aggregate purchase price of $80.0 million (the “Initial Closing”). Consummation of the Initial Closing is subject to a number of conditions; however, funding is expected to occur within 12 business days from October 29th.

After the Initial Closing, Ares and Oaktree, pursuant to the Third Equity Commitment Agreement are each required, subject to certain conditions, to purchase up to an additional 15,000 shares (collectively 30,000 shares) of Series B-3 Preferred Stock and 515,625 Warrants (collectively 1,031,250 Warrants), resulting in additional proceeds to the Company in an amount of up to $30.0 million, if, by certain agreed upon dates, the Company has not repaid at least an additional $30.0 million under its term loan using excess cash and proceeds from the Rights Offering.

Rights Offering Agreement

On October 29, 2019, the Company entered into the Rights Offering Agreement (the “Rights Agreement”). Pursuant to the Rights Agreement, assuming all applicable conditions are satisfied, the Company has agreed to conduct a rights offering and to distribute a transferrable right, but not the obligation, to purchase Series B-3 Preferred Stock and warrants to purchase common stock to the holders of the Company’s outstanding common stock other than parties to the Third Equity Commitment Agreement and each of their director designees, the officers of the Company, and any related party of the foregoing (the “Rights Offering”). The Rights Offering will be subject to a maximum participation of 15,000 shares of Series B-3 Preferred Stock being issued, plus warrants at the rate of 5.5 per $160 of Series B-3 Preferred Stock purchased, an individual investment minimum of $50,000 and an individual investment maximum of the greater of the holder's pro rata share of the common stock eligible to participate and $2.25 million.

Preferred Stock Exchange Agreement

On October 29, 2019, the Company entered into the Preferred Stock Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the holder of our Series A Preferred Stock has agreed to exchange 50% of its total Series A Preferred Stock outstanding into shares of Series B-3 Preferred Stock and Warrants at the Initial Closing. The number of shares of Series B-3 Preferred Stock to be issued in the exchange will be calculated by dividing the stated value (including unpaid accumulated and compounded dividends) of each share of Series A Preferred Stock to be exchanged by a price per share of Series B-3 Preferred Stock of $1,000. The number of warrants to be issued will be at a rate of 5.5 warrants per $160 of stated value of the Series A Preferred Stock exchanged.

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

These forward-looking statements are based on information available as of the date of this Quarterly Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to consummate the transactions related to the Third Equity Commitment Agreement, the Rights Agreement, and the Exchange Agreement (each as defined below);

•	availability of commercially reasonable and accessible sources of liquidity and bonding;

•	our ability to generate cash flow and liquidity to fund operations;

•	the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate;

•	our ability to identify acquisition candidates, integrate acquired businesses and realize upon the expected benefits of the acquisition of CCS and William Charles;

•	consumer demand;

•	our ability to grow and manage growth profitably;

•	the possibility that we may be adversely affected by economic, business, and/or competitive factors;

•	market conditions, technological developments, regulatory changes or other governmental policy uncertainty that affects us or our customers;

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

“Emerging Growth Company” Status

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations, and cash flows of IEA. IEA qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that have adopted such new or revised accounting standards. See Note 1. Business, Basis of Presentation and Significant Accounting Policies of the Notes to condensed consolidated financial statements for more information on “emerging growth company” reduced reporting requirements and when we would cease to be an “emerging growth company.” We continue to monitor our status as an “emerging growth company” and are currently preparing, and expect to be ready, to comply with the additional reporting and regulatory requirements that will be applicable to us when we cease to qualify as an “emerging growth company.”

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

We segregate our business into two reportable segments: the Renewables (“Renewables”) segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See “Segment Results” for a description of the reportable segments and their operations.

As previously disclosed, the Company’s prior year results reflect the effect of multiple severe weather events on the Company’s wind business that began late in the third quarter and continued into the fourth quarter of 2018. These weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa, and Michigan, resulting in additional labor, equipment and material costs. Although these projects are all now completed, and we are collecting and continuing to collect on change orders relating to force majeure provisions of the contracts with respect to certain of these projects, we are continuing to feel the impacts of these events on our business, including with respect to our financial and liquidity positions and operating cash flows. In connection with the adverse weather effects, the Company took steps in 2019 that it believes enhanced its liquidity. See “Recent Developments.”

Recent Developments

October 2019

Third Equity Commitment Agreement

On October 29, 2019, the Company entered into the Third Equity Commitment Agreement (the “Third Equity Commitment Agreement”) among the Company, funds managed by Ares Management Corporation (“Ares”) and funds managed by Oaktree Capital Management (“Oaktree”). Pursuant to the Third Equity Commitment Agreement, the Company agreed to issue and sell 80,000 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock”) and 3,568,750 Warrants for an aggregate purchase price of $80.0 million (the “Initial Closing”). Consummation of the Initial Closing is subject to a number of conditions; however, funding is expected to occur within 12 business days from October 29, 2019.

After the Initial Closing, Ares and Oaktree, pursuant to the Third Equity Commitment Agreement are each required, subject to certain conditions, to purchase up to an additional 15,000 shares (collectively 30,000 shares) of Series B-3 Preferred Stock and 515,625 Warrants (collectively 1,031,250 Warrants), resulting in additional proceeds to the Company in an amount of up to $30.0 million, if, by certain agreed upon dates, the Company has not repaid at least an additional $30.0 million under its term loan using excess cash and proceeds from the Rights Offering.

Rights Offering Agreement

On October 29, 2019, the Company entered into the Rights Offering Agreement (the “Rights Agreement”). Pursuant to the Rights Agreement, assuming all applicable conditions are satisfied, the Company has agreed to conduct a rights offering and to distribute a transferrable right, but not the obligation, to purchase Series B-3 Preferred Stock and warrants to purchase common stock to the holders of the Company’s outstanding common stock other than parties to the Third Equity Commitment Agreement and each of their director designees, the officers of the Company, and any related party of the foregoing (the “Rights Offering”). The Rights Offering will be subject to a maximum participation of 15,000 shares of Series B-3 Preferred Stock being issued, plus warrants at the rate of 5.5 per $160 of Series B-3 Preferred Stock purchased, an individual investment minimum of $50,000 and an individual investment maximum of the greater of the holder's pro rata share of the common stock eligible to participate and $2.25 million.

Preferred Stock Exchange Agreement

On October 29, 2019, the Company entered into the Preferred Stock Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the holder of our Series A Preferred Stock has agreed to exchange 50% of its total Series A Preferred Stock outstanding into shares of Series B-3 Preferred Stock and Warrants. The number of shares of Series B-3 Preferred Stock to be issued in the exchange will be calculated by dividing the stated value (including unpaid accumulated and compounded dividends) of each share of Series A Preferred Stock to be exchanged by a price per share of Series B-3 Preferred Stock of $1,000.00. The number of warrants to be issued will be at a rate of 5.5 warrants per $160 of stated value of the Series A Preferred Stock exchanged.

August 2019

Second Equity Commitment Agreement

On August 13, 2019, the Company entered into the Second Equity Commitment Agreement (the “Second Equity Commitment Agreement”). Pursuant to the Second Equity Commitment Agreement, the Company issued and sold on August 30, 2019, 50,000 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) and 900,000 warrants to purchase common stock (“Warrants”) for an aggregate purchase price of $50.0 million.

May 2019

First Equity Commitment Agreement

On May 20, 2019, the Company entered into the Amended and Restated Equity Commitment Agreement (the “First Equity Commitment Agreement”). Pursuant to the First Equity Commitment Agreement, the Company issued and sold on May 20, 2019, 50,000 shares of Series B-1 Preferred Stock (the “Series B-2 Preferred Stock”) and 2,545,934 Warrants for an aggregate purchase price of $50.0 million.

Third Amended and Restated Credit Agreement

On May 20, 2019, the Third Amended and Restated Credit Agreement (the “Third A&R Credit Agreement”) became effective. Please see “-Liquidity and Capital Resources--Sources and Uses of Cash-Third A&R Credit Documents.”

Series A Preferred Stock

On May 20, 2019, we adopted an Amended and Restated Certificate of Designations of Series A Preferred Stock which, among other things, permits us to accrue dividends and increase the stated value on the Series A Preferred Stock in lieu of paying cash dividends. Please see “-Liquidity and Capital Resources-Sources and Uses of Cash-Series A Preferred Stock.”

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

Cost of Revenue and Gross Margin

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon IEA’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. For discussion of all of our significant accounting policies, see Note 1. Business, Basis of Presentation and Significant Accounting Policies to our condensed consolidated financial statements.

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

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. For the period ended September 30, 2019, there were no measurement period adjustments and the Company has finalized the initial fair value measurements for the CCS and William Charles acquisitions, see further discussion in Note 2. Acquisitions included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2019		2018

Revenue	$422,022	100.0%	$279,279	100.0%
Cost of revenue	369,152	87.5%	252,271	90.3%
Gross profit	52,870	12.5%	27,008	9.7%
Selling, general and administrative expenses	31,313	7.4%	16,964	6.1%
Income from operations	21,557	5.1%	10,044	3.6%
Interest expense, net	(13,959)	(3.3)%	(1,579)	(0.6)%
Other income	4,455	1.1%	(1,859)	(0.7)%
Income from continuing operations before income taxes	12,053	2.9%	6,606	2.4%
Provision for income taxes	556	0.1%	(870)	(0.3)%
Net income	$12,609	3.0%	$5,736	2.1%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in Item 1 of this Quarterly Report on Form 10-Q.

Revenue. Revenue increased 51.1%, or $142.7 million, in the third quarter of 2019, compared to the same period in 2018. The increase in revenue was primarily due to revenue of $159.7 million from our acquired businesses, offset by a decrease in Renewable operations of $20.0 million due to certain project timelines being delayed.

Cost of revenue. Cost of revenue increased 46.3%, or $116.9 million, in the third quarter of 2019, compared to the same period in 2018, primarily due to the cost of revenue of $136.8 million from our acquired businesses, offset by a decrease in Renewable operations of $22.5 million due to the timing of projects year over year.

Gross profit. Gross profit increased 95.8%, or $25.9 million, in the third quarter of 2019, compared to the same period in 2018. As a percentage of revenue, gross profit was 12.5% in the quarter, as compared to 9.7% in the prior-year period. The Company's gross profit margin increased primarily due to higher margins on Specialty Civil projects coupled with margin increases related to self-performing electrical work on Renewable projects.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 84.6%, or $14.3 million, in the third quarter of 2019, compared to the same period in 2018. Selling, general and administrative expenses were 7.4% of revenue in the third quarter of 2019, compared to 6.1% in the same period in 2018. The increase in selling, general and administrative expenses was primarily driven by $10.8 million related to our acquired businesses coupled with increased administrative labor expense of $5.2 million and intangible asset amortization of $1.5 million, offset by a decrease in merger and acquisition costs of $4.5 million.

Interest expense, net. Interest expense, net increased by $12.4 million, in the third quarter of 2019, compared to the same period in 2018. This increase was primarily driven by the increased borrowings under our lines of credit and term loan in the third and fourth quarter of 2018 related to the acquisitions the Company completed, coupled with accrued dividends on Series B Preferred Stock, which are recorded as interest expense.

Other income (expense). Other income increased by $6.3 million, in the third quarter of 2019, compared to the same period in 2018. The increase was primarily the result of the contingent liability fair value adjustment. See further discussion in Note 8. Fair Value of Financial Instruments included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for income taxes. Income tax provision increased 163.9%, or $1.4 million, to an expense of $0.6 million in the third quarter of 2019, compared to $0.9 million of benefit for the same period in 2018. The effective tax rates for the period ended September 30, 2019 and 2018 were (4.6)% and 13.2%, respectively. The lower effective tax rate in the third quarter of 2019 is primarily attributable to accrued dividends for the Series B Preferred Stock which are recorded as interest expense and not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended September 30, 2019 and 2018.

Nine Months Ended September 30, 2019 and 2018

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2019		2018

Revenue	$940,793	100.0%	$503,487	100.0%
Cost of revenue	849,728	90.3%	462,765	91.9%
Gross profit	91,065	9.7%	40,722	8.1%
Selling, general and administrative expenses	84,945	9.0%	43,122	8.6%
Income from operations	6,120	0.7%	(2,400)	(0.5)%
Interest expense, net	(35,822)	(3.8)%	(3,960)	(0.8)%
Other income	22,557	2.4%	(1,848)	(0.4)%
Income (loss) from continuing operations before income taxes	(7,145)	(0.8)%	(8,208)	(1.6)%
Provision for income taxes	3,073	0.3%	1,467	0.3%
Net loss	$(4,072)	(0.4)%	$(6,741)	(1.3)%

Revenue. Revenue increased 86.9%, or $437.3 million, in the first nine months of 2019, compared to the same period in 2018. The increase in revenue was primarily due to revenue of $404.4 million from our acquired businesses, coupled with increase from organic growth in our legacy heavy civil operations and approximately $16.5 million of growth in our Renewable operations. The Renewables business has also increased as the demand for renewable energy continues to rise due to the phaseout of the Production Tax Credit extension for wind. Projects that begin construction after December 31, 2019, will no longer be able to claim the credit.

Cost of revenue. Cost of revenue increased 83.6%, or $387.0 million, in the first nine months of 2019, compared to the same period in 2018, primarily due to the cost of revenue of $361.9 million from our acquired businesses, coupled with approximately $8.3 million of growth in our Renewable operations.

Gross profit. Gross profit increased 123.6%, or $50.3 million, in the first nine months of 2019, compared to the same period in 2018. As a percentage of revenue, gross profit increased to 9.7% in the first nine months of 2019, as compared to 8.1% in the prior-year period. The increase in margin was primarily related to increased gross profit from our acquired businesses of $42.5 million, coupled with a reduction of costs on a disputed project of $8.5 million in 2018. While the Company's gross profit margin increased period over period, it was negatively impacted at September 30, 2019 due to the continuing effort to complete the six projects affected by force majeure weather in the third and fourth quarter of 2018. These six projects created a 0.5% reduction to gross margin in 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 97.0%, or $41.8 million in the first nine months of 2019, compared to the same period in 2018. Selling, general and administrative expenses were 9.0% of revenue in the first nine months of 2019, compared to 8.6% in the same period in 2018. The increase in selling, general and administrative expenses was primarily driven by $30.0 million related to our acquired businesses, coupled with increased administrative labor expense of $11.5 million and intangible asset amortization of $4.8 million, offset by a decrease in merger and acquisition costs of $8.5 million.

Interest expense, net. Interest expense, net increased by $31.9 million, in the first nine months of 2019, compared to the same period in 2018. This increase was primarily driven by the increased borrowings under our lines of credit and term loan in the third and fourth quarter of 2018 related to the acquisitions the Company completed, coupled with accrued dividends on Series B Preferred Stock, which are recorded as interest expense.

Other income (expense). Other income increased by $24.4 million, in the first nine months of 2019, compared to the same period in 2018. The increase was primarily the result of the contingent liability fair value adjustment. See further discussion in Note 8. Fair Value of Financial Instruments included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for income taxes. Income tax benefit decreased by 109.5%, or $1.6 million, to a benefit of $3.1 million in the first nine months of 2019, compared to $1.5 million for the same period in 2018. The effective tax rates for the period ended September 30, 2019 and 2018 were 43.0% and 15.8%, respectively. The higher effective tax rate in 2019 was primarily attributable to changes from permanent adjustments. There were no changes in uncertain tax positions during the periods ended September 30, 2019 and 2018.

Segment Results

The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market. As of September 30, 2019, we operate our business as two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 segment presentation has been recast to be consistent to the 2019 segmentation.

Each of our reportable segments is comprised of similar business units that specialize in services unique to the respective markets that each segment serves. Driving the end-user focused segments are differences in the economic characteristics of each segment; the nature of the services provided by each segment; the production processes of each segment; and the type or class of customer using the segment’s services.

The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment expenses and indirect operating expenses, were made based on segment revenue.

The following is a brief description of the Company's reportable segments:

The Renewables segment operates throughout the United States and specializes in a range of services that include full EPC project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries.

The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•	Heavy civil construction services such as high-altitude road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

•	Environmental remediation services such as site development, environmental site closure and outsourced contract mining and coal ash management services.

•	Rail Infrastructure services such as planning, creation and maintenance of infrastructure projects for major railway and intermodal facilities construction.

Segment Revenue

Revenue by segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2019		2018		2019		2018
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$242,654	57.5%	$262,477	94.0%	$496,863	52.8%	$480,362	95.4%
Specialty Civil	179,368	42.5%	16,802	6.0%	443,930	47.2%	23,125	4.6%
Total revenue	$422,022	100.0%	$279,279	100.0%	$940,793	100.0%	$503,487	100.0%

Segment Gross Profit

Gross profit by segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2019		2018		2019		2018
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$27,469	11.3%	$24,822	9.5%	$45,806	9.2%	$37,578	7.8%
Specialty Civil	25,401	14.2%	2,186.0	13.0%	45,259	10.2%	3,144	13.6%
Total gross profit	$52,870	12.5%	$27,008	9.7%	$91,065	9.7%	$40,722	8.1%

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have been cash flows from operations, our cash balances and availability under our A&R Credit Agreement (as defined herein). Because we have experienced decreased liquidity due to the increase of our required payments and interest under our Third A&R Credit Agreement (as defined here in), acquisition integration costs and delayed collections for costs relating to the multiple severe weather events in the third quarter and fourth quarter of 2018, we sought additional sources of liquidity in 2019 as described above in “-Recent Developments.”

We believe these steps will continue to strengthen our balance sheet and provide the financial flexibility we need to execute our future business plan, supporting our recent growth and a larger, more diversified platform. There can be no assurance, however, that these steps will provide the intended benefits. Please see “Part II, Item 1A. Risk Factors.”

Our primary liquidity needs are for working capital, debt service, dividends on our Series A Preferred Stock and Series B-1 Preferred Stock and Series B-2 Preferred Stock (collectively referred to as Series B Preferred Stock“), income taxes, capital expenditures, insurance collateral, and strategic acquisitions. Following the closing of the transactions under the Third Equity Commitment Agreement. As of September 30, 2019, we had approximately $43.2 million in cash, and $29.0 million availability under our Third A&R Credit Agreement.

We anticipate that our existing cash balances, funds generated from operations, proceeds from the issuance of the Series B Preferred Stock and Series B-3 Preferred Stock, and borrowings will be sufficient to meet our cash requirements for the next twelve months. No assurance can be given, however, that these sources will be sufficient, because there are many factors which could affect our liquidity, including some which are beyond our control. Please see “Item 1A. Risk Factors” in Part II to this Quarterly Report on Form 10-Q.

Capital Expenditures

For the nine months ended September 30, 2019, we incurred $5.6 million in cash purchases for equipment. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2019 and 2020. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

Generally, we receive 5% to 10% cash payments from our customers upon the inception of our Renewable projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2019, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $354.0 million as of September 30, 2019 from $272.5 million as of December 31, 2018, due primarily to higher levels of revenue, timing of project activity, and collection of billings to customers.

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

Sources and Uses of Cash

Sources and uses of cash are summarized below:

	Nine Months Ended September 30,
(in thousands)	2019	2018

Net cash provided by (used in) operating activities	(55,473)	31,635
Net cash provided by (used in) investing activities	1,586	(109,140)
Net cash provided by (used in) financing activities	25,750	108,239

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2019 was $55.5 million, as compared to net cash provided by operating activities of $31.6 million over the same period in 2018. The decrease in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change is primarily attributable to $128.4 million related to the significant reduction of accounts payable and accrued liabilities.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2019 was $1.6 million, as compared to net cash used by investing activities of $109.1 million over the same period in 2018. The increase in net cash provided by investing activities is primarily attributable to $106.6 million of cash used for acquisitions in 2018.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2019 was $25.8 million, as compared $108.2 million over the same period in 2018. The change of $82.4 million is primarily attributable to higher proceeds from long-term debt in 2018 of $330.9 million offset by lower merger recapitalization transaction costs of $28.6 million coupled with in 2019, lower debt payments of 108.6 million, proceeds from the issuance of Series B Preferred Stock of $100.0 million and proceeds from a sales leaseback transaction of $24.3 million.

Third A&R Credit Agreement

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

On May 20, 2019, the Third A&R Credit Agreement (the “Third A&R Credit Agreement”) became effective. The Third A&R Credit Agreement bifurcated the remaining principal amount of the initial term loan facility of $300.0 million (the “Initial Term Loan”) into two tranches: (i) the consenting lender term loan tranche (i.e., lenders that sign the Third A&R Credit Agreements) and (ii) the non-consenting lender term loan tranche (i.e., lenders that do not sign the Third A&R Credit Agreements). The Third A&R Credit Agreements leaves in place the revolving credit facility of $50.0 million (the “Initial Revolving Facility”), which provides for swing line loans of up to $20.0 million (“Swing Line Loans”) and standby and commercial letters of credit. Obligations under the Third A&R Credit Agreement are guaranteed by all of the present and future assets of the Company, Intermediate Holdings (as defined therein) and the Subsidiary Guarantors (as defined therein), subject to customary carve-outs.

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

Under the Third A&R Credit Agreement, the Company is not able to utilize an equity infusion to cure a covenant violation in any quarter ending in 2019, excluding the Series B Preferred Stock. Thereafter, the Company will have access to a customary equity cure.

In addition, the Company and Borrower are subject to affirmative covenants, including, but not limited to, requiring (i) delivery of financial statements, budgets and forecasts; (ii) delivery of certificates and other information; (iii) delivery of notices (of any default, force majeure event, material adverse condition, ERISA event, material litigation or material environmental event); (iv) payment of tax obligations; (v) preservation of existence; (vi) maintenance of properties; (vii) maintenance of insurance; (viii) compliance with laws; (ix) maintenance of books and records; (x) inspection rights; (xi) use of proceeds; (xii) covenants to guarantee obligations and give security; (xiii) compliance with environmental laws; and (xiv) ongoing communication with the Lenders (as defined therein).

The Company and Borrower are also subject to additional negative covenants, some of which will include less flexibility than the corresponding negative covenants in the A&R Credit Agreement, including, but not limited to, restrictions (subject to certain exceptions) on (i) liens; (ii) indebtedness (including guarantees and other contingent obligations); (iii) investments (including loans, advances and acquisitions); (iv) mergers and other fundamental changes; (v) sales and other dispositions of property or assets; (vi) payments of dividends and other distributions and share repurchases; (vii) changes in the nature of the business; (viii) transactions with affiliates; (ix) burdensome agreements; (x) payments and modifications of certain debt instruments; (xi) changes in fiscal periods; (xii) amendments of organizational documents; (xiii) division/series transactions; and (xiv) sale and lease-back transactions.

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

Series A Preferred Stock

As of September 30, 2019, we had 34,965 shares of Series A Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To the maximum extent permitted by the terms of the Series B Preferred Stock and the Third A&R Credit Agreement, dividends are required to be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at the following rates:

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

The dividends with respect to each share of Series A Preferred Stock for the dividend periods ended on December 31, 2018 are deemed to have accrued at a rate of 6%. The March 31, 2019, June 30, 2019 and until September 26, 2019, the dividends have accrued at a rate of 8% and all dividends have increased the stated value as of such respective dates. Following September 26, 2019, dividends accrued at a rate of 12% annum and if our business does not generate enough cash to make the cash dividends, the dividends will accrue at that rate and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series A Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series A Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

We expect that 50% of the issued and outstanding Series A Preferred Stock will be exchanged for Series B-3 Preferred Stock and Warrants at the Initial Closing under the Third Equity Commitment Agreement. Please see “Recent Developments-Preferred Stock Exchange Agreement.”

Series B Preferred Stock

As of September 30, 2019, we had 100,000 shares of Series B Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends. Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid on the Series B Preferred Stock when declared by our Board. To the extent not prohibited by applicable law, dividends are required to be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 at the following rates:

•
On Series B-1 Preferred Stock with respect to any dividend period for which the Total Net Leverage Ratio (as defined in the Third A&R Credit Agreement (as defined herein)) is greater than 1.50 to 1.00, 15% per annum (or 13.5% per annum if a deleveraging event (as defined in the certificate governing the Series B Preferred Stock)) has occurred prior to the date dividends are paid with respect to such dividend period) and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to 1.50 to 1.00, 13.5% per annum.

•
On Series B-2 Preferred Stock with respect to any dividend period for which the Total Net Leverage Ratio is greater than 1.50 to 1.00, 15% per annum (or 13.5% per annum if a deleveraging event has occurred prior to the date dividends are paid with respect to such dividend period) and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to 1.50 to 1.00, 12% per annum.

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

The September 30, 2019 dividends have accrued at a rate of 18% and the dividend has increased the stated value as of such that respective date. If our business does not generate enough cash to make the cash dividends, the dividends will accrue at a rate of 18% and increase the stated value of the Series B Preferred Stock, which will make cash dividends on the Series B Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series B Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

We expect to issue 80,000 shares of Series B-3 Preferred Stock in connection with the closing of the transaction under the Third Equity Commitment Agreement. Please see “Recent Developments-Third Equity Commitment Agreement.”

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2019 and December 31, 2018, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $21.0 million and $3.0 million, respectively, related to projects. In addition, as of September 30, 2019 and December 31, 2018, the Company had outstanding surety bonds on projects of $2,017.6 million and $1,682 million, respectively, including the bonding line of the acquired ACC Companies and Saiia.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of September 30, 2019.

	Payments due by period
(in thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter

Debt (principal) (1)	385,643	7,988	30,824	30,110	29,711	29,419	257,591
Debt (interest) (2)	110,170	7,488	27,584	24,356	21,234	18,130	11,378
Capital leases (3)	73,908	5,977	25,164	21,716	17,565	3,486	—
Operating leases (4)	51,180	2,486	9,066	7,158	5,683	3,990	22,797
Total	$620,901	$23,939	$92,638	$83,340	$74,193	$55,025	$291,766

(1)
Represents the contractual principal payment due dates on our outstanding debt, including the convertible debt - Series B Preferred with expected redemption date of February 15, 2025. Future declared dividends have been excluded, as payment determination will be evaluated each quarter resulting in differing accumulated dividend rates.

(2)	Includes variable rate interest using September 30, 2019 rates.

(3)
We have obligations, exclusive of associated interest, recognized under various capital leases for equipment totaling $73.9 million at September 30, 2019. Net amounts recognized within property, plant and equipment, net in the consolidated balance sheet under these capitalized lease agreements at September 30, 2019 totaled $90.3 million.

(4)
We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038. The increase from December 31, 2018 is related to two sale leaseback transactions on property acquired through the acquisitions.

For detailed discussion and additional information pertaining to our debt instruments, see Note 9. Debt in the Notes to condensed consolidated financial statements, included in Item 1.

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

As of September 30, 2019 and December 31, 2018, our total backlog was approximately $2.6 billion and $2.1 billion, respectively, compared to $1.3 billion as of September 30, 2018. The $1.3 billion increase is primarily related to $444.6 million of backlog related to our acquisitions coupled with $855.4 million of an increase in backlog related to our legacy IEA business. The Company expects to recognize revenue related to its backlog of 19% for the remainder of 2019, 57% in 2020, and 24% in 2021.

The following table summarizes our backlog by segment for September 30, 2019:

(in millions)
Segments	September 30, 2019	December 31, 2018
Renewables	1,865.5	1,246.8
Specialty Civil	684.7	868.8
Total	$2,550.2	$2,115.6

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

Interest Rate Risk

Borrowings under the new credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding debt balance as of September 30, 2019 was 385.6 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $3.9 million. As of September 30, 2019, we had no derivative financial instruments to manage interest rate risk.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A. Risk Factors

At September 30, 2019, there have been no other material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2019, which is accessible on the SEC's website at www.sec.gov, except as described in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 and below.

The transactions under the Third Equity Commitment Agreement are subject to material closing conditions. We cannot provide any assurance that we will be able to consummate the transactions under the Third Equity Commitment Agreement.

As described above, the Company entered into the Third Equity Commitment Agreement on October 29, 2019 pursuant to which the Company agreed to issue and sell 80,000 shares of Series B-3 Preferred Stock and 3,568,750 Warrants to Ares for an aggregate purchase price of $80.0 million (the “Initial Closing”). Consummation of the Initial Closing is expected to occur within 12 business days of the execution of the Third Equity Commitment Agreement.

After the Initial Closing, two third parties to the Third Equity Commitment Agreement are each required, subject to certain conditions, to purchase up to an additional 15,000 shares (collectively 30,000 shares) of Series B-3 Preferred Stock and 515,625 Warrants (collectively 1,031,250 Warrants), if, by certain agreed upon dates, the Company has not repaid at least an additional $30.0 million under its term loan using excess cash and proceeds from the Rights Offering.

The Initial Closing under the Third Equity Commitment Agreement is subject to various material closing conditions, including, but not limited to, that no material adverse effect shall have occurred, the receipt of applicable government approvals, no law or order being an impediment to consummation of the transactions, accuracy of the representations and warranties set forth in the Equity Commitment Agreement, compliance with covenants, review by NASDAQ, the closing of the transactions under the Exchange Agreement (as defined below), the filing of a certificate of designation for the Series B-3 Preferred Stock, the filing of an amended and restated certificate of designations for the Series B-1 Preferred Stock and Series B-2 Preferred Stock with the Secretary of State of the State of Delaware, and the Company’s payment of expenses. There can be no assurance that we will be able to consummate the Initial Closing under the Third Equity Commitment Agreement. Furthermore, there can be no assurance that even if the Initial Closing is consummated, that we will be able to consummate the additional issuances of Series B-3 Preferred Stock and Warrants.

Our common stockholders may face substantial dilution as a result of warrants.

On May 20, 2019, under the First Equity Commitment Agreement, we issued Warrants exercisable into an aggregate of 2,545,934 shares of common stock, which equaled approximately ten percent (10%) of our fully diluted issued and outstanding common stock as of such date. In addition to the Warrants issued on May 20, 2019, we are required to issue under the First Equity Commitment Agreement additional Warrants:

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

On August 30, 2019, under the Second Equity Commitment Agreement, we issued Warrants exercisable into an aggregate of 900,000 shares of common stock. In addition to the Warrants issued on August 30, 3019, are required to issue under the Second Equity Commitment Agreement additional Warrants:

•
for up to an additional 6% of the fully diluted issued and outstanding common stock depending upon our financial performance measured on the last calendar day of May 2020 through the last calendar day of April 2021.

•	upon the issuance of additional shares of common stock under the merger agreement from our business combination;

•	upon conversion of Series A Preferred Stock into common stock;

•	upon the exercise of certain existing Warrants; and

•	upon exercises by third parties of equity issued under the Company’s long term incentive plan

We also expect to issue 3,568,750 Warrants in connection with the Initial Closing under the Third Equity Commitment Agreement. In addition to the Warrants issued at the Initial Closing under the Third Equity Commitment Agreement, we may be required to issue additional Warrants:

•	upon the issuance of additional shares of common stock under the merger agreement from our business combination;

•	upon conversion of Series A Preferred Stock into common stock;

•	upon the exercise of certain existing Warrants;

•	upon exercises by third parties of equity issued under the Company’s long term incentive plan;

•	for additional issuances of common stock during certain periods specified in the Third Equity Commitment Agreement; and

•	for issuance of additional Warrants issued under the First Equity Commitment Agreement.

We may also be required to issue further 1,031,250 Warrants in connection with further commitments under the Third Equity Commitment Agreement as described above.

In certain instances, the timing and number of additional Warrants that may be issued is unknown and dependent upon future events and circumstances, some of which are outside of our control.

The Warrants issued under the First Equity Commitment Agreement and Second Equity Commitment Agreement are, and we expect the Warrants to be issued under the Third Equity Commitment Agreement to be, exercisable into our common stock at an exercise price per share of $0.0001, which the holder may pay by check or wire transfer, or by instructing us to withhold a number of shares of common stock then issuable upon exercise of the Warrant with an aggregate fair market value as of the date of exercise equal to the aggregate exercise price, or any combination of the foregoing. The number of shares of common stock issuable upon exercise of the Warrants adjust for dividends, subdivisions or combinations; cash distributions or other distributions; reorganization, reclassification, consolidation or merger; and spin-offs.

The shares of common stock that may be issued under the Warrants pursuant to the First Equity Commitment Agreement and Second Equity Commitment Agreement are subject to that certain Amended and Restated Registration Rights Agreement, dated March 26, 2018, as amended (the “Registration Rights Agreement”), and accordingly, we may be required to register the shares of common stock underlying the Warrants for resale. We also anticipate that the Warrants issued under the Third Equity Commitment Agreement will be subject to registration rights under an amendment to the Registration Rights Agreement.

Accordingly, our presently existing Warrants and Warrants that may be issued in the future may result in substantial additional issuances and resales of common stock. Additional issuances of common stock, and/or sales of common stock, would have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Sales of a substantial number of shares of our common stock could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

The Series A Preferred Stock may result in substantial dilution to holders of our common stock.

As of September 30, 2019, we had 34,965 shares of Series A Preferred Stock outstanding. Any holder of Series A Preferred Stock may elect, by written notice to us (w) at any time and from time to time on or after the third anniversary of the initial issuance of the Series A Preferred Stock (the “Closing Date”), (x) at any time and from time to time if the terms of the Series B Preferred Stock or Third A&R Credit Agreement (or other facility) would prohibit the payment of cash dividends, (y) at any time any shares of Series B Preferred Stock are outstanding, or (z) at any time and from time to time on or after the non-payment of dividends when due, failure to redeem shares of Series A Preferred Stock when required or any other material default (in each case, as further specified in the certificate) until such non-payment, failure or default is cured by us, to cause us to convert, without the payment of additional consideration by such holder, all or any portion of the issued and outstanding shares of Series A Preferred Stock held by such holder, as specified by such holder in such notice, into a number of shares of common stock determined by dividing (i) the stated value by (ii) the VWAP per share of common stock for the 30 consecutive trading days ending on the trading day immediately preceding the conversion date. In the event the Series A Preferred Stock is converted following an uncured non-payment, failure or default event, or if a holder of Series A Preferred Stock is converting pursuant to (x) or (y) above, for the purposes of the foregoing calculation, VWAP per share shall be multiplied by 90%. The “VWAP per share” is defined as the per share volume-weighted average price as reported by Bloomberg (as further described in the certificate governing the Series A Preferred Stock).

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

Although Oaktree, as the holder of all of the Series A Preferred Stock, has agreed to exchange 50% of its Series A Preferred Stock for Series B-3 Preferred Stock, the remaining outstanding Series A Preferred Stock may still result in substantial dilution.

Our Third A&R Credit Agreement, the Series A Preferred Stock and Series B-1 and Series B-2 Preferred Stock impose restrictions on us that may prevent us from engaging in transactions that might benefit us.

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

Additionally, the holders of our Series A Preferred Stock and Series B-1 and B-2 Preferred Stock have the right to consent to certain actions prior to us undertaking them, including, but not limited to:

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

The Series B-3 Preferred Stock to be issued under the Third Equity Commitment Agreement will contain additional consent rights, including with respect to:

•	increasing the size of the Board;

•	conducting any business or enter into or conduct any transaction or series of transaction with, or for the benefit of, any affiliate of the Company, subject to limitations;

•	entering into any transaction, contract, agreement or series of related transactions, contracts, or agreement with respect to the provision of services to customers exceeding certain amounts; or

•
with respect to SAIIA Holdings, LLC (“SAIIA”), subject to certain limitations: (i) entering into any agreement with respect to, or consummate any, merger, consolidation or similar transaction with SAIIA or any of its subsidiaries, (ii) assuming, incurring or guaranteeing, or authorizing the creation, assumption, incurrence or guarantee of any indebtedness by, or for the benefit of SAIIA or any of its subsidiaries, (iii) creating, incurring, assuming or suffering to exist any lien upon or with respect to any property or assets for the benefit of SAIIA or any of its subsidiaries or security any obligations of SAIIA or any of its subsidiaries above certain limits, (iv) consummating any sale, lease, transfer, issuance or other disposition, including by means of a merger, consolidation or similar transaction, of any shares of capital stock of a subsidiary or any other assets of the Company or any subsidiary to SAIIA or any of its subsidiaries, or (v) subject to certain exceptions, making any advance, loan, extension of credit or capital contribution to, or purchase any capital stock, bonds, notes, debentures or other debt securities of SAIIA or any of its subsidiaries.

Accordingly, provisions in the Third A&R Credit Agreement that restrict our business could make compliance with the terms and conditions of the Third A&R Credit Agreement more difficult. Furthermore, provisions in the Third A&R Credit Agreement, as well as rights of holders of the Series A Preferred Stock and Series B Preferred Stock and in the future, the Series B-3 Preferred Stock could impact our ability to engage in transactions we deem beneficial.

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

We anticipate that our existing cash balances, funds generated from operations, proceeds from the issuance of the Series B Preferred Stock and the Series B-3 Preferred Stock and borrowings will be sufficient to meet our cash requirements for the next twelve months, but we cannot provide any assurance that these sources will be sufficient because there are many factors that could affect our liquidity, including some that are beyond our control. Factors that could cause our future liquidity to vary materially from expectations include, but are not limited to, weather events, bonding obligations, contract disputes with customers, loss of customers, spending patterns of customers, unforeseen costs and expenses and our ability to maintain compliance with the covenants and restrictions in our Third A&R Credit Agreement (or obtain waivers in the event of non-compliance). If we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take additional measures to conserve or enhance liquidity.

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

Our stock price has experienced significant volatility.

Our stock price has declined significantly since the third quarter of 2018, and has exhibited substantial volatility in 2019, including following our press releases on August 14, 2019 and October 9, 2019. Our price may fluctuate in response to a number of events and factors, including, but not limited to:

•actual or anticipated quarterly operating results;
•new developments and significant transactions;
•the financial projections we provide to the public, and any changes to the projections or failure to meet the projections;
•changes in our credit ratings;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•changes in financial estimates, recommendations and coverages by securities analysts;
•media coverage of our business and financial performance;
•trends in our industry;
•significant changes in our management;
•lawsuits threatened or filed against us; and
•general economic conditions.

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

•	difficulty complying with the listing standards of NASDAQ; and

•	increasing the risk of regulatory proceedings and litigation, including class action securities litigation.

If any of these outcomes were to occur, it could materially and adversely affect our business, financial condition, or results of operations, and the value of your investment.

Item 3. Defaults Upon Senior Securities

The information relating to the accrual of dividends on the Series A Preferred Stock and Series B Preferred Stock, as well as the total arrearage as of September 30, 2019 is included in Note 3. Earnings Per Share, to Part I, Item 1, and incorporated in this Part II, Item 3 by reference.”

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

3.6
Amended and Restated Certificate of Designation of Series B-1 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 30, 2019).

3.7
Certificate of Designation of Series B-2 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 30, 2019).

10.1
Equity Commitment Agreement, dated August 13, 2019, by and among Infrastructure and Energy Alternatives, Inc., the Commitment Parties party thereto and Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed on August 14, 2019).

10.2
Amendment to the Equity Commitment Agreement, dated August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc., Ares Special Situations Fund IV, L.P., ASOF Holdings I, L.P., Infrastructure and Energy Alternatives, LLC, OT POF IEA Preferred B Aggregator, L.P., Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 30, 2019).

10.3
Warrant Certificate, dated August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc. and Ares Special Situations Fund IV, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 30, 2019).

10.4
Warrant Certificate, dated August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc. and ASOF Holdings I, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 30, 2019).

10.5
Third Amendment to Amended and Restated Registration Rights Agreement, dated as of August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc., Infrastructure and Energy Alternatives, LLC, Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 30, 2019).

10.6
Second Amended and Restated Investor Rights Agreement, dated as of August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc., M III Sponsor I LLC, Infrastructure and Energy Alternatives, LLC and Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 30, 2019).

10.7
Equity Commitment Agreement, dated October 29, 2019, by and among Infrastructure and Energy Alternatives, Inc., the Commitment Parties party thereto, Oaktree Power Opportunities Fund III Delaware, L.P., Infrastructure and Energy Alternatives, LLC, and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on October 30, 2019).

10.8
Preferred Stock Exchange Agreement, dated October 29, 2019, by and among the Infrastructure and Energy Alternatives, Inc., IEA, Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P., Oaktree Power Opportunities Fund III Delaware, L.P., and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on October 30, 2019).

10.9
Rights Offering Agreement, dated October 29, 2019, by and among the Infrastructure and Energy Alternatives, Inc., IEA, Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P., Oaktree Power Opportunities Fund III Delaware, L.P., and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on October 30, 2019).

10.10
Voting Agreement, dated as of October 29, 2019, by and among Infrastructure and Energy Alternatives, Inc., IEA LLC, OT POF IEA Preferred B Aggregator, L.P., M III Sponsor, Mohsin Y. Meghji, Mohsin Meghji 2016 Gift Trust and Charles Garner and M III Sponsor I LLC. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on October 30, 2019).

10.11
Indemnification letter agreement, dated as of October 29, 2019, by and among Infrastructure and Energy Alternatives, Inc., Oaktree Power Opportunities Fund III Delaware, L.P., Infrastructure and Energy Alternatives, LLC, and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on October 30, 2019).

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

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: November 12, 2019	By:	/s/ JP Roehm
Name: JP Roehm
Title: Chief Executive Officer

Dated: November 12, 2019	By:	/s/ Andrew D. Layman
Name: Andrew D. Layman
Title: Chief Financial Officer

Dated: November 12, 2019	By:	/s/ Bharat Shah
Name: Bharat Shah
Title: Chief Accounting Officer