Form 10-K
period 2019-12-31
Infrastructure & Energy Alternatives, Inc.
filed 2020-03-12
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER: 001-37796

Infrastructure and Energy Alternatives, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	47-4787177
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

6325 Digital Way, Suite 460 Indianapolis, Indiana	46278
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 828-2580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	IEA	The NASDAQ Stock Market LLC
Warrants for Common Stock	IEAWW	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑ Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $19.7 million on June 28, 2019. The registrant, solely for purposes of this required presentation, deemed the Board of Directors, Executive Officers and Infrastructure and Energy Alternatives, LLC as affiliates.

Number of shares of Common Stock outstanding as of the close of business on March 11, 2020: 22,266,233.
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2020 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

•
the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate, including impact of the coronavirus strain or COVID-19;

•
our ability to identify acquisition candidates, integrate acquired businesses and realize upon the expected benefits of the acquisition of Consolidated Construction Solutions I LLC (including its wholly owned subsidiaries Saiia LLC (“Saiia”) and the American Civil Constructors LLC (the “ACC Companies”) (collectively, “CCS”), and William Charles Construction Group, including Ragnar Benson (collectively, “William Charles”);

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

Merger and Acquisitions

Public Company - On March 26, 2018, we consummated a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated November 3, 2017, by and among M III Acquisition Corporation (“M III”), IEA Energy Services, LLC (“IEA Services”), a Delaware limited liability company, Infrastructure and Energy Alternatives, LLC (the “Seller”), a Delaware limited liability company and the parent of IEA Services immediately prior to such time, and the other parties thereto, which provided for, among other things, the merger of IEA Services with and into a wholly-owned subsidiary of M III. See Note 2. Merger and Acquisitions in the notes to the audited consolidated financial statements for more information on the Merger and the continuing ownership of the Company by M III and Seller.

Acquisition of CCS, including Saiia and the ACC Companies - On September 25, 2018, we acquired CCS, a leading provider of environmental and industrial engineering services. The wholly-owned subsidiaries of CCS, Saiia and ACC Companies generally enter into contracts with both government and non-government customers to provide EPC services for environmental, heavy-civil and mining projects. We believe our acquisition of Saiia and the ACC Companies provides IEA with a strong and established presence in the environmental and industrial engineering markets, enhanced civil construction capabilities and an expanded domestic footprint in less-seasonal Southeast, West and Southwest markets.

Acquisition of William Charles Construction Group, including Ragnar Benson - On November 2, 2018, we acquired William Charles, a leader in engineering and construction solutions for the rail infrastructure and heavy civil construction industries. We believe our acquisition of William Charles provides IEA with a market leading position in the attractive rail infrastructure market and continue to bolster our further growth in the heavy civil and construction footprint across the Midwest and Southwest.

Reportable Segments

The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market. Accordingly, as of December 31, 2019, we operate our business as two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 segment presentation has been recast to be consistent to the 2019 segmentation.

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

Renewables Segment

The Renewables segment operates throughout the United States and specializes in a range of services that include full EPC project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries.

Specialty Civil Segment

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

Renewable Power Generation

In recent years, we have maintained a heavy focus on construction of renewable power production capacity as renewable energy, particularly from wind and solar, has become widely accepted within the electric utility industry and has become a cost-effective solution for the creation of new generating capacity. We believe that this shift has occurred because renewable energy power generation has reached a level of scale and maturity that permits these technologies to now be cost-effective competitors to more traditional power generation technologies, including on an unsubsidized basis. Under many circumstances, wind and solar power production offer the lowest levelized cost of energy (i.e., the all-in cost of generating power, including construction and operating costs) of any technology. As a result, wind and solar power are among the leading sources of new power generation capacity in the U.S., and wind and utility-scale solar energy generation is projected to become even more cost-effective in coming years as technological improvements make wind turbines and photovoltaic cells (and other solar generating technologies) even more efficient.

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

The market for the development of utility-scale wind and solar power generation is expected to remain robust. The Annual Energy Outlook 2020 published by the U.S. Department of Energy (“DOE”) in January 2020 projected the addition of approximately 117 gigawatts of new utility-scale wind and solar capacity from 2020 to 2023. We estimate that EPC services will account for approximately 30% of the estimated $28.4 billion of construction over that time period. Although this demand is driven, in part, by accelerated, incremental investment in renewable power generation sources during the phase-out period for existing tax incentives, fundamental demand for renewable power construction-and particularly for utility-scale solar farms-is projected to remain strong thereafter. See Regulation and Environmental Matters below for further discussion of phase-out period.

Specialty Civil

Heavy Civil Construction

During 2018, heavy civil construction was only a small part of our business and accounted for less than 10% of our revenue. Heavy civil construction has become a more significant part of our business in 2019 due to the contributions of the companies we acquired during 2018, which are in this sector. State and federal funding for this industry has been neglected for decades, but the near-term outlook on both state and federal levels is that spending for infrastructure may experience significant growth over the next few years. Not only do we believe that state and federal funding is likely to increase, but alternative methods of construction, such as public and private partnerships, have gained significant traction in the United States in recent years. The FMI 2020 Overview Report published in the fourth quarter of 2019 project that nonresidential construction put in place for the United States will be over $850 million per year from 2020 to 2023.

We believe that our business relationships with customers in these sectors are excellent and the strong reputation that our acquired companies have built has provided us with the right foundation to continue to grow our revenue base. Additionally, there is significant overlap in labor, skills and equipment needs between our renewable energy construction business and our heavy civil infrastructure business, which we expect will continue to provide us with operating efficiencies as we continue to expand this sector. Our renewable energy experience provides us with expertise in working in difficult conditions and environments, which we believe will provide us with a competitive advantage when bidding for more complicated and often higher margin civil and infrastructure projects.

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

Federal forecasts predict an approximate 40% increase in U.S. freight shipments, including by rail, by 2040. To prepare for the future, the U.S. Department of Transportation has worked with the transportation industry to draft the first National Freight Strategic Plan, which addresses impediments to the efficient flow of goods in support of the nation’s economy. The Fixing America’s Surface Transportation (FAST) Act complete the strategic plan by 2017 and be updated every five years. Through the FAST Act, Congress created a new federally-funded, freight-focused competitive grant program. Fostering Advancements in Shipping And Transportation For The Long-Term Achievement of National Efficiencies (FASTLANE) grants are expected to provide $4.5 billion through 2020 to freight and highway projects of national or regional significance.

We believe that the acquisition of William Charles including Ragnar Benson, provides the Company with the ability to capitalize on the new rail infrastructure construction that will be required to support the increase in U.S. freight shipments.

Environmental Remediation

Coal-fired power plants have significant and recurring environmental management needs, because they consistently generate various waste byproducts throughout the power generation process. The primary type of these waste byproducts are CCRs, commonly known as coal ash. According to the American Coal Ash Association, more than 102.3 million tons of coal ash were generated in 2018, and according to the U.S. Environmental Protection Agency (“EPA”), coal ash is one of the largest types of waste in the U.S. Coal ash management is mission-critical to the daily operations of power plants, as they generally only have on-site storage capacity for three to four days of CCR waste accumulation.

According to the American Coal Ash Association, as of 2018, approximately 42% of coal ash generated was disposed of. According to the EPA, approximately 80% of coal ash that was disposed of in 2012 was disposed of on-site in ash ponds or landfills. These sites are typically large and will require significant capital from their owners, as well as specialized environmental expertise, to monitor on an ongoing basis, remediate, relocate the waste or completely close in an environmentally sustainable way.

As a result of our recent acquisition of Saiia and their ability to build strong relationships in the environmental remediation business, the Company intends to continue to increase its growth of this area as a part of our business. We believe that with Saiia's reputation and our cross-selling capabilities, we will be able to capture further market share and facilitate more self-performing environmental remediation opportunities in other projects that we undertake.

Electrical Power and High Voltage Opportunities

The U.S. electrical transmission and distribution infrastructure requires significant ongoing maintenance, upgrade and expansion to manage power line congestion and avoid delivery failures. Regional shifts in population and industry may also create pockets of demand for increased transmission and distribution construction and upgrades. According to the DOE’s Annual Energy Outlook 2020 published in January 2020, significant new electricity generating capacity is expected to be added through 2050, all of which must be connected to the existing electric grid.

Renewable energy generation projects, which are typically located in remote areas, often require investment in new transmission lines to interconnect with the electrical grid. Although we have outsourced our high-voltage electrical needs historically, we implemented a program during 2018 to upgrade our in-house capability to complete this work and continually strive to increase the portion of our high-voltage electrical work that we self-perform. In 2019, we self-performed electrical work on 10 projects that afforded us the opportunity to capture incremental margin on our projects and to provide enhanced service to our customers.

We believe that the same capabilities that we are building in order to self-perform high-voltage electrical work will enable us to capture incremental revenue by providing these services to third parties. With investment by utilities and transmission companies to modernize, secure and visually improve the existing transmission system expected to be strong over the coming years, we expect that our existing customer relationships and reputation will leave us well-positioned for growth in this sector.

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

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %			Accounts Receivable %
	Year Ended December 31,			December 31,
	2019	2018	2017	2019	2018
Company A (Renewables Segment)	*	21.0%	*	*	20.0%
Company B (Specialty Civil Segment)	10.9%	*	*	*	19.0%
Company C (Renewables Segment)	*	*	21.0%	*	*
Company D (Renewables Segment)	*	*	11.0%	*	*
Company E (Renewables Segment)	*	*	11.0%	*	*
Company F (Renewables Segment)	*	*	14.0%	*	*
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

Backlog

Estimated backlog represents the amount of revenue we expect to realize in 2020 and beyond from the uncompleted portions of existing construction contracts, including new contracts under which work has not begun and awarded contracts for which the definitive project documentation is being prepared, as well as revenue from change orders and renewal options. Estimated backlog for work under fixed price contracts and cost-reimbursable contracts is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These contracts are included in backlog based on the estimated total contract price upon completion.

As of December 31, 2019 our total backlog was approximately $2.2 billion compared to $2.1 billion as of December 31, 2018. We expect to realize approximately 65.0% of our estimated backlog during 2020 and 35.0% during 2021 and beyond.

The following table summarizes our backlog by segment for December 31:

(in millions)
Segments	December 31, 2019	December 31, 2018
Renewables	1,582.5	1,246.8
Specialty Civil	588.7	868.8
Total	$2,171.2	$2,115.6

Based on historical trends in the Company’s backlog, we believe awarded contracts to be firm and that the revenue for such contracts will be recognized over the life of the project. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors, weather and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions on construction projects, due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings and may not result in actual revenue or profits.

Backlog is not a term recognized under U.S. GAAP, although it is a common measurement used in our industry. Backlog also differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements. As of December 31, 2019, total backlog differed from the amount of our remaining performance obligations primarily due to the inclusion of contracts that were awarded but not yet fully executed. Additionally, our methodology for determining backlog may not be comparable to the methodologies used by others. See ‘‘Risk Factors’’ for a discussion of the risks associated with our backlog.

Safety and Insurance/Risk Management

We strive to instill and enforce safe work habits in our employees, and we require that our employees participate in training programs relevant to their employment, including all those required by law. We evaluate employees in part based upon their safety performance and the safety performance of the employees they supervise. Our business units have established robust safety programs to encourage, monitor and improve compliance with safety procedures and regulations including, behavioral based safety, jobsite safety analysis, site-specific safety orientation, subcontractor orientation, site safety audits, accident and incident safety investigations, OSHA 30-hour and 10-hour training, drug and alcohol testing and regular trainings in fall protection, confined spaces, crane rigging and flagman, first aid, CPR and AED, among others.

Our business involves the use of heavy equipment and exposure to potentially dangerous workplace conditions. While we are committed to operating safely and prudently, we may be subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. We maintain insurance policies for worker’s compensation, employer liability, automobile liability, general liability, inland marine property and equipment, professional and pollution liability, excess liability, and director and officers’ liability. See Note 9. Commitments and Contingencies in the notes to the audited consolidated financial statements.

Our business may subject us to the risk of adverse site conditions and unfavorable weather. While we mitigate these risks contractually to the extent possible, market conditions prevent us from fully passing these risks to our customers, and there is not a robust insurance market to cover these risks. While we have evaluated the feasibility of insurance products to mitigate weather risk, we do not believe that the current insurance market offers commercially practicable solutions to protect the Company against significant losses caused by adverse weather.

Suppliers, Materials and Working Capital

Under many of our contracts, our customers provide the necessary materials and supplies for projects and we are responsible for the installation, but not the cost or warranty of those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We are not dependent upon any one vendor and have not experienced significant difficulty in obtaining project-related materials or supplies as and when required for the projects we manage.

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

The primary factors influencing competition in our industry are price, reputation, quality and delivery, relevant expertise, adequate financial resources, geographic presence, high safety ratings and a proven track record of operational success. We believe that our national platform, track record of completion, relationships with vendors, strong safety record and access to skilled labor enables us to compete favorably in all of these factors. We also believe that our ability to provide unionized and non-unionized workforces across a national footprint allows us to compete for a broad range of projects. While we believe our customers consider a number of factors when selecting a service provider, they award most of their work through a bid process. We believe our safety record, experience, quality of service and price are often principal factors in determining which service provider is selected.

Seasonality

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, permits and rights of way, project timing and schedules and holidays. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impact of Seasonality and Cyclical Nature of Business.’’

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

In light of changes in federal government priorities and the cost-competitiveness of wind and solar power production, certain of the tax credits for production of renewable energy are phasing out. The Consolidated Appropriations Act of 2016 (‘‘CAA’’), which contains certain federal tax incentives applicable to the renewable energy industry, provided for the gradual elimination of certain of these incentives. Currently, the tax code provides that the production tax credit for wind projects (the ‘‘PTC’’) applies to qualifying projects for which the construction commencement date was prior to January 1, 2021. The PTC was reduced by 20% for 2017, has been reduced by 40% for 2018, and finally will be reduced by 60% for 2019, and by 40% for 2020. Similarly, a phase down rate of the investment tax credit (the ‘‘ITC’’), which is available in lieu of PTC, is available for wind projects: 30% ITC for projects commencing before 2017, 24% for projects commencing in 2017, 18% for projects commencing in 2018 and 12% for projects commencing in 2019, and 18% for projects commencing in 2020. Solar projects, however, will be eligible for an investment tax credit (the ‘‘Solar ITC’’) only. The Solar ITC is 30% for projects commencing prior to 2020 and will be reduced to 26% for projects commencing in 2020 and to 22% for projects commencing in 2021. After 2021, the Solar ITC will remain at 10% for projects that commence prior to 2022, but are placed in service after 2023.

On December 16, 2019, the federal government implemented an agreement that extended lapsed and expiring tax breaks. The extension provides a single year extension of the PTC at a 60% level and the ITC at an 18% level to qualifying projects for which the construction commencement date is now prior to January 1, 2021.

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

Employees

The Company has a workforce of both union and non-union employees that allows us to work anywhere in the U.S. We have a scalable workforce, with approximately 3,250 peak employees. As of December 31, 2019, we had 2,650 employees, 690 of whom were represented by unions or were subject to collective bargaining agreements. See Note 13. Employee Benefit Plans in the notes to the audited consolidated financial statements, which are incorporated herein by reference.

We hire employees from a number of sources, including our industry, trade schools, colleges and universities. We attract and retain employees by offering a competitive salary, benefits package, opportunities for advancement and an exemplary safety record. We strive to offer a caring and stable work environment that enables our employees to improve their performance, and enhance their skills and knowledge. We believe that our corporate culture and core value system helps us to attract and retain employees. We provide opportunities for promotion and mobility within our organization, which we also believe helps us to retain our employees. Our employees participate in ongoing educational programs, some of which are internally developed, to enhance their technical and management skills through classroom and field training. We believe we have good relationships with employees and unions.

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

Our results for the year ended December 31, 2019 and 2018, reflect the effect of multiple severe weather events on our wind business that began late in the third quarter of 2018 and were completed in the second quarter of 2019. These weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa, and Michigan, resulting in additional labor, equipment and material costs as well as change orders.

The cumulative impact of these severe weather events negatively impacted our liquidity during 2019 and, combined with the inability to timely recover excess costs from these adverse weather conditions required us to seek additional financing and to renegotiate our senior credit facility. There can be no assurance that our liquidity will not be negatively impacted in the future due to significant adverse weather conditions.

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

Our business may be affected by delays, which could increase our costs and reduce profitability.

                Our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods and that may involve many parties. Delays on a particular project can arise from a number of events involving the customer, third parties and us, including delays in design and engineering; delays or difficulties in obtaining equipment and materials; schedule changes; failures to timely obtain permits or rights-of-way or to meet other regulatory requirements; delays due to epidemics and pandemics; weather-related delays; and other governmental, market and political events, many of which are beyond our control. A significant amount of equipment used in our projects is sourced from China. The current Corona virus outbreak could cause meaningful delays in owner and third party provided equipment being manufactured and shipped out of China. Excessive delays in connection with the Corona virus outbreak could result in project delays and increased costs.

We perform work under a variety of conditions, including, but not limited to, challenging and hard to reach terrain and difficult site conditions. Some of our contracts require that we assume the risk should actual site conditions vary from those expected, and these projects may be at increased risk for delays.

Delays may result in the cancellation or deferral of project work (including through a customer and or third party’s assertion of force majeure, or our assertion of force majeure), which could lead to a decline in revenue from lost project work, or, for project deferrals, could cause us to incur costs which are not reimbursable by the customer, and may lead to personnel shortages on other projects scheduled to commence at a later date. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of such costs.  Any such delays or cancellations or errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts and our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our failure to properly manage projects may result in additional costs or claims, which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

                The quality of our performance on a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost or delays in the completion of projects, could subject us to penalties. Further, any defects or errors, or failures to meet our customers’ expectations could result in damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, damage claims may substantially exceed the amount we can charge for our associated services. Our business, financial condition, results of operations, profitability, cash flows and growth prospects could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones.

We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds may reduce our availability under our Third A&R Credit Agreement.

Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit or other collateral security in connection with the bonds, which would only be obtainable if we have sufficient availability under our Third A&R Credit Agreement and, if available, would reduce availability for borrowings under our Third A&R Credit Agreement. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral at any time. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that require bonding.

Our failure to comply with the regulations of OSHA and other state and local agencies that oversee transportation and safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration (“OSHA”) and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions.

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

Our experience modification rate, a measure of our history and safety record as compared to other businesses in our industry, was 0.60 and our total recordable incident rate was 0.87 in 2019, both of which were significantly below the industry averages of 1.0 and 2.8, respectively, reported by the U.S. Department of Labor and U.S. Bureau of Labor Statistics. While these standards are still below industry averages, we experienced a fatality at one of our work sites in 2018 and there is no guarantee, based on the hazards discussed above, that we can maintain these averages.

We are self-insured against certain potential liabilities.

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers compensation claims, those policies are subject to deductibles or self-insured retention amounts of up to $500,000 per occurrence. We are primarily self-insured for all claims that are less than the amount of the applicable deductible/self-insured retention. In addition, for health insurance coverage for our employees not part of a collective bargaining agreement, we provide employee health care benefit plans. Our health insurance plans have a self-insurance component up to specified deductibles per individual per year.

Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

Projected losses under our insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.

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

In addition, in the future we may require significant financing to complete an acquisition or investment, whether through bank loans, raising of debt or otherwise. We cannot assure you that such financing options will be available to us on reasonable terms, or at all. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition or investment and execute our growth strategy. Alternatively, we may issue a significant number of shares as consideration for an acquisition, which would have a dilutive effect on our existing stockholders.

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

The Consolidated Appropriations Act of 2016 (“CAA”) extended certain provisions of the Internal Revenue Code, which contains federal tax incentives applicable to the renewable energy industry, provided for the gradual elimination of certain of these incentives. Currently, the tax code provides that the production tax credit for wind projects (the ‘‘PTC’’) applies to qualifying projects for which the construction commencement date was prior to January 1, 2021. The PTC was reduced by 20% for 2017, has been reduced by 40% for 2018, and finally will be reduced by 60% for 2019, and by 40% for 2020. Similarly, a phase down rate of the investment tax credit (the ‘‘ITC’’), which is available in lieu of PTC, is available for wind projects: 30% ITC for projects commencing before 2017, 24% for projects commencing in 2017, 18% for projects commencing in 2018 and 12% for projects commencing in 2019, and 18% for projects commencing in 2020. Solar projects, however, will be eligible for an investment tax credit (the ‘‘Solar ITC’’) only. The Solar ITC is 30% for projects commencing prior to 2020 and will be reduced to 26% for projects commencing in 2020 and to 22% for projects commencing in 2021. After 2021, the Solar ITC will remain at 10% for projects that commence prior to 2022, but are placed in service after 2023.

On December 16, 2019, the federal government implemented an agreement that extended lapsed and expiring tax breaks. The extension provides a single year extension of the PTC at a 60% level and the ITC at an 18% level to qualifying projects for which the construction commencement date is now prior to January 1, 2021.

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

Contracts with federal, state and local governments pose additional risks, including lack of funding, onerous terms, and competitive bidding processes.

We derive a portion of our revenues from contracts with federal, state and local governments and their agencies and departments. These contracts are directly affected by changes in governmental spending and availability of adequate funding. Factors that could affect current and future governmental spending include:

•	policy or spending changes implemented by current administrations, departments or other government agencies;

•	governmental shutdowns, failure to pass budget appropriations, continuing funding resolutions or other budgetary decisions;

•	changes, delays or cancellations of government programs or requirements;

•	adoption of new laws or regulations that affect companies providing services;

•	curtailment of the governments’ outsourcing of services to private contractors; or

•	the level of political instability due to war, conflict, epidemics, pandemics or natural disasters.

Contracts with federal, state and local governments and their agencies and departments are often subject to various uncertainties, rules, restrictions, regulations, oversight audits and profit and cost controls. If we violate a rule or regulation, fail to comply with a contractual or other restriction or do not satisfy an audit, a variety of penalties can be imposed on us including monetary damages, withholding or delay of payments to us and criminal and civil penalties. In “qui tam” actions brought by individuals or the government under the U.S. Federal False Claims Act or under similar state and local laws, treble damages can be awarded. Government contracts may also contain unlimited indemnification obligations. In addition, most of our government clients may modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion.

Many government contracts are awarded through a rigorous competitive process. Governments and their agencies have increasingly relied upon multiple-year contracts with multiple contractors that generally require those contractors to engage in an additional competitive bidding process for each task order issued under a contract. This process may result in us facing significant additional pricing pressure and uncertainty and incurring additional costs. Moreover, we may not be awarded government contracts because of existing policies designed to protect small businesses and under-represented minorities. Any of the foregoing events could negatively affect our results of operations, cash flows and liquidity.

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

We recognize revenue from installation/construction fixed price contracts using the cost-to cost input method (formerly known as percentage-of-completion method); therefore, variations of actual results from our assumptions may reduce our profitability.

Revenues derived from fixed-price contracts that are recognized as performance obligations are satisfied over time (formerly known as the percentage-of-completion method), measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost input method). The cost-to-cost input method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised on an ongoing basis as the work progresses. Adjustments arising from changes in the estimates of contracts revenue or costs are reflected in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. The full amount of an estimated loss on a contract is recognized in the period that our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our liquidity and results of operations.

We derive a significant portion of our revenue from a concentrated base of customers, and the loss of a small number of our significant customers, or a reduction in their demand for our services, could impair our financial performance.

Our business is concentrated among relatively few customers, and a significant proportion of our services are provided on a project-by-project basis. Although we have not been dependent upon any one customer, our revenue could significantly decline if we were to lose a small number of our significant customers, or if a few of our customers elected to perform the work that we provide with in-house service teams. In addition, our results of operations, cash flows and liquidity could be negatively affected if our customers reduce the amount of business they provide to us, or if we complete the required work on non-recurring projects and cannot replace them with similar projects. Many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity. See “Note 1. Business, Basis of Presentation and Significant Accounting Policies” and “Note 9. Commitments and Contingencies,” in the notes to audited consolidated financial statements.

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

Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments. See “Note 9. Commitments and Contingencies” in the notes to the audited consolidated financial statements. We could experience a reduction in our profitability and liquidity if our legal reserves are inadequate, our insurance coverage proves to be inadequate or becomes unavailable, or our self-insurance liabilities are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits or proceedings, and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain, the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation, or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business, and cause us to incur significant expenses, any of which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

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

Substantially all of our collective bargaining agreements require us to participate with other companies in multiemployer pension plans. To the extent that U.S. registered plans are underfunded defined benefit plans, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), subjects participating employers to substantial liabilities upon the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law pertaining to employers that are contributors to U.S. registered multiemployer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of contributing employers from, an underfunded multiemployer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multiemployer plan’s unfunded vested liabilities.

These liabilities include an allocable share of the unfunded vested benefits of the plan for all plan participants, not only for benefits payable to participants of the contributing employer. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if the other participating employers cease to contribute to, or withdraw from, the plan. The allocable portion of liability to participating employers could be more disproportionate if employers that have withdrawn from the plan are insolvent, or if they otherwise fail to pay their proportionate share of the withdrawal liability. We currently contribute, and in the past have contributed to, plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, these plans. We currently do not intend to withdraw from such plans. However, there can be no assurance that we will not be assessed liabilities in the future, either because of our withdrawal from such plans or due to a “mass withdrawal” of contributing employers.

In addition, the Pension Protection Act of 2006, as amended, added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits.

Based upon the information available to us from plan administrators as of December 31, 2019, several of the multiemployer pension plans in which we participate are sufficiently underfunded that they meet the one or more of the classifications described above. As a result, we could be required to increase our contributions, including in the form of a surcharge on future benefit contributions. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as these amounts are based on future levels of work of the union employees covered by these plans, investment returns and the funding status of the plans. See Note 13. Employee Benefit Plans of the accompanying notes to our consolidated financial statements included in Item 8. for a further description of the funding status of the plans in which we participate.

Potential withdrawal liabilities, requirements to pay increased contributions, and/or surcharges in connection with any of the multiemployer pension plans in which we participate could negatively impact our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with U.S. GAAP, management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Key estimates include: the recognition of revenue and project profit or loss, which we define as project revenue less project costs of revenue, including project-related depreciation, in particular, on long-term construction contracts or other projects accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments; allowances for doubtful accounts; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in equity investees; asset lives used in computing depreciation and amortization; accrued self-insured claims; share-based compensation; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity. See “Note 1. Business, Basis of Presentation and Significant Accounting Policies” in the notes to our audited consolidated financial statements.

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

We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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

Risks Related to Our Capital Structure

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

•	subjecting us to increased interest expense related to our indebtedness with variable interest rates, including borrowings under our credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;

•	making cash dividends more expensive under our Series B Preferred Stock; and

•	preventing us from paying dividends.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our Third A&R Credit Agreement in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities may be on terms that are unfavorable or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.

Our Third A&R Credit Agreement, the Series A Preferred Stock and Series B Preferred Stock impose restrictions on us that may prevent us from engaging in transactions that might benefit us.

The Third A&R Credit Agreement contains restrictions that, among other things prevents or restricts us from:

•	engaging in certain transactions with affiliates;

•	buying back shares or paying dividends in excess of specified amounts;

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations;

•	failing to satisfy certain financial tests; and

•	engaging in transactions that would result in a “change of control.”

Additionally, the holders of our Series A Preferred Stock and Ares, in the case of our Series B Preferred Stock have the right to consent to certain actions prior to us undertaking them, including, but not limited to:

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

The Series B Preferred Stock contains additional consent rights, including with respect to:

•	increasing the size of the Board;

•	conducting any business or entering into or conducting any transaction or series of transaction with, or for the benefit of, any affiliate, subject to limitations;

•	entering into any transaction, contract, agreement or series of related transactions, contracts, or agreement with respect to the provision of services to customers exceeding certain amounts; or

•
with respect to Saiia, subject to certain limitations: (i) entering into any agreement with respect to, or consummate any, merger, consolidation or similar transaction with Saiia or any of its subsidiaries, (ii) assuming, incurring or guaranteeing, or authorizing the creation, assumption, incurrence or guarantee of any indebtedness by, or for the benefit of Saiia or any of its subsidiaries, (iii) creating, incurring, assuming or suffering to exist any lien upon or with respect to any property or assets for the benefit of Saiia or any of its subsidiaries or security any obligations of Saiia or any of its subsidiaries above certain limits, (iv) consummating any sale, lease, transfer, issuance or other disposition, including by means of a merger, consolidation or similar transaction, of any shares of capital stock of a subsidiary or any other of our assets or of or any subsidiary to Saiia or any of its subsidiaries, or (v) subject to certain exceptions, making any advance, loan, extension of credit or capital contribution to, or purchase any capital stock, bonds, notes, debentures or other debt securities of Saiia or any of its subsidiaries.

Accordingly, provisions in the Third A&R Credit Agreement that restrict our business could make compliance with the terms and conditions of the Third A&R Credit Agreement more difficult. Furthermore, provisions in the Third A&R Credit Agreement, as well as rights of holders of the Series A Preferred Stock and Series B Preferred Stock could impact our ability to engage in transactions we deem beneficial.

There may be future sales of our Common Stock or other dilution of our equity that could adversely affect the market price of our Common Stock. In connection with certain completed acquisitions, we have issued shares of our Common Stock, and we additionally have the option to issue shares of our Common Stock instead of cash as consideration for future earn-out obligations.

We may agree to issue additional shares in connection with other future acquisition or financing transactions, which, if issued, would dilute your share ownership and could lead to volatility in our Common Stock price. We grow our business organically as well as through acquisition. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of equity securities. In connection with certain acquisitions, we have the option to issue shares of our Common Stock instead of paying cash for the related earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages and could lead to volatility in our Common Stock price.

We are not restricted from issuing additional Common Stock. The issuance of additional shares of our Common Stock in connection with future acquisitions, convertible securities or other issuances of our Common Stock, including restricted stock awards, restricted stock units and/or options, or otherwise, will dilute the ownership interest of our holders of our Common Stock. Sales of a substantial number of shares of our Common Stock or other equity-related securities in the public market could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our Common Stock or other equity-related securities would have on the market price of our Common Stock.

Oaktree and M III Sponsor I LLC have significant ability to influence corporate decisions.

Oaktree and its affiliates own 10,313,500 shares of Common Stock, which represents approximately 46.3% of the total issued and outstanding Common Stock, and M III Sponsor I, LLC ("M III Sponsor") and its affiliates own 1,217,206 shares of Common Stock, which represents approximately 5.5% of the issued and outstanding Common Stock. All percentages are based upon 22,266,233 shares of Common Stock outstanding as of March 11, 2019. These amounts do not include shares of Common Stock issuable upon conversion of Series A Preferred Stock, Series B Preferred Stock or warrants held by Oaktree Capital Group, LLC and its affiliates, and warrants held by M III Sponsor and its affiliates.

As long as Oaktree and M III Sponsor own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our Certificate of Incorporation or our Amended and Restated Bylaws (the "Bylaws"), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

In addition, pursuant to the terms of the Third Amended and Restated Investor Rights Agreement, dated as of January 23, 2020 (the "Third A&R Investor Rights Agreement"), each of Oaktree and M III Sponsor have consent rights over certain matters for so long as Oaktree or M III Sponsor and certain of their permitted transferees and affiliates, directly or indirectly, beneficially own at least fifty percent (50%) of the Common Stock (including unvested founder shares, in the case of M III Sponsor) beneficially owned by Oaktree or the Sponsors, respectively, as of the closing of our business combination, including: (i) entering into, waiving, amending or otherwise modifying the terms of any transaction or agreement between us and any of our subsidiaries, on the one hand, and (a) M III Sponsor or their affiliates or any affiliate of us, on the other hand (in the case of Oaktree), other than the exercise of any rights under certain existing agreements (without giving effect to any subsequent amendments) or (b) Oaktree or their affiliates (in the case of M III Sponsor), subject to certain exceptions, and other than the exercise of any rights under certain existing agreements (without giving effect to any subsequent amendments); (ii) in the case of Oaktree, hiring or removing the Chief Executive Officer or any other executive officer or amending, supplementing, waiving or failing to enforce the Voting Agreement (as defined herein); or (iii) except as contemplated by the Third A&R Investor Rights Agreement, increasing or decreasing the size of the Board.

Under the Third A&R Investor Rights Agreement, Oaktree and M III Sponsor also have ongoing rights to nominate one director, depending on the ownership interests of Oaktree or M III Sponsor.

The interests of Oaktree and M III Sponsor may not align with the interests of our other stockholders. Oaktree and M III Sponsor are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Oaktree and M III Sponsor may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our Certificate of Incorporation also provides that M III Sponsor and Oaktree and their respective partners, principals, directors, officers, members, managers and/or employees, including any of the foregoing who serve as officers or directors of the post-combination company, do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as the post-combination company or any of its subsidiaries.

Ares may have the ability to influence certain corporate decisions through the exercise of certain rights, including under the respective certificates of designation for the Series B-1 Preferred Stock, Series B-2 Preferred Stock and Series B-3 Preferred Stock.

ASSF IV and ASOF Holdings, each a fund affiliated with Ares, collectively own 160,000 shares of Series B Preferred Stock and warrants exercisable for 5,996,310 shares of Common Stock. Ares has the right to appoint two directors to our Board pursuant to the terms of the certificate of designations for the Series B-1 Preferred Stock and Series B-2 Preferred Stock, but has agreed to only nominate one member so long as the terms of the Waiver Agreement (as defined herein) are satisfied. On March 4, 2020, Ares designated a director to our Board. Ares has consent rights under the respective certificate of designations for the Series B Preferred Stock. Please see "-Third A&R Credit Agreement, the Series A Preferred Stock and Series B Preferred Stock impose restrictions on us that may prevent us from engaging in transactions that might benefit us. The interests of Ares, ASSF IV and ASOF Holdings may not align with the interests of our other stockholders. Ares, ASSF IV and ASOF Holdings are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Ares, ASSF IV and ASOF Holdings may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

 Our liquidity remains seasonally constrained and we could require additional sources of liquidity in the future to fund our operations and service our indebtedness.

We have experienced decreased liquidity due to the increase of our required seasonal payments and interest under our Third A&R Credit Agreement, acquisition integration costs and delayed collections for costs relating to the multiple severe weather events in the third quarter 2018 and were completed in the second quarter of 2019. Although we have taken steps to enhance our liquidity, our liquidity remains seasonally constrained.

We anticipate that our existing cash balances, funds generated from operations, proceeds from the issuance of the Series B Preferred and borrowings under our Third A&R Credit Agreement will be sufficient to meet our cash requirements for the next twelve months, but we cannot provide any assurance that these sources will be sufficient because there are many factors that could affect our liquidity, including some that are beyond our control. Factors that could cause our future liquidity to vary materially from expectations include, but are not limited to, weather events, bonding obligations, contract disputes with customers, loss of customers, spending patterns of customers, unforeseen costs and expenses and our ability to maintain compliance with the covenants and restrictions in our Third A&R Credit Agreement (or obtain waivers in the event of noncompliance). If we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take additional measures to conserve or enhance liquidity.

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

If our results of operations were negatively impacted by unforeseen factors, or impacted to a greater degree than anticipated, we might not be able to maintain compliance with the covenants and restrictions in our Third A&R Credit Agreement. If we are unable to comply with the financial covenants in the future, and are unable to obtain a waiver or forbearance, it would result in an uncured default under the Third A&R Credit Agreement. If a default under the Third A&R Credit Agreement were not cured or waived, we would be unable to borrow under the Third A&R Credit Agreement and the indebtedness thereunder could be declared immediately due and payable. A default under our Third A&R Credit Agreement may also be considered a default under certain other of our instruments and contracts. If we were unable to borrow under the Third A&R Credit Agreement, we would need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms if at all. Even if we were able to obtain an amendment, forbearance agreement or waiver in the future, we might be required to agree to other changes to the Third A&R Credit Agreement, including increased interest rates or premiums, more restrictive covenants and/or pay a fee for such amendment, forbearance agreement or waiver. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

As of December 31, 2019, we are no longer an “emerging growth company” and are therefore subject to the auditor attestation requirement in the assessment of our internal control over financial reporting and certain other increased disclosure and governance requirements.

As of December 31, 2019, the Company's total annual gross revenues exceed $1.07 billion and we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Therefore, we are now subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include but are not limited to:

•	compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act;

•	compliance with any new rules that may be adopted by the Public Company Accounting Oversight Board;

•
compliance with any new or revised financial accounting standards applicable to public companies without an extended transition period. See below for further discussion of financial accounting standards adopted in the current year;

•	full disclosure regarding executive compensation required of larger public companies; and

•	compliance with the requirement of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved.

Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation, and adversely affect our business, results of operations, or financial condition. In particular, if our independent registered public accounting firm is not able to render the required attestation, it could result in lost investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that the loss of “emerging growth company” status and compliance with these increased requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	weather events;

•	labor availability and costs for hourly and management personnel;

•	profitability of our products and services, especially in new markets and due to seasonal fluctuations;

•	changes in interest rates;

•	impairment of long-lived assets;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to products and services we offer;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets; and

•	fluctuations in commodity prices.

Our Certificate of Incorporation, Bylaws and certain provision of Delaware law contain anti-takeover provisions that could impair a takeover attempt.

As a Delaware corporation, anti-takeover provisions may impose an impediment to the ability of others to acquire control of us, even if a change of control would be of benefit to our stockholders. In addition, certain provisions of our Certificate of Incorporation and our Bylaws, also may impose an impediment or discourage others from a takeover.

These provisions include:

•	a staggered board of directors providing for three classes of directors, which limits the ability of a stockholder or group to gain control of our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
a prohibition on stockholders calling a special meeting and the requirement that a special meeting of stockholders may only be called by (i) the chairman of our Board, (ii) our Chief Executive Officer, (iii) a majority of our Board, or (iv) directors designated by M III Sponsor or Oaktree subject to certain conditions set forth in the Third A&R Investor Rights Agreement; and

•
the requirement that changes or amendments to certain provisions of our Certificate of Incorporation or Bylaws must be approved by holders of at least two-thirds of the Common Stock and, in some cases under our Bylaws, 80% of the Common Stock.

The terms of our Series A Preferred Stock and Series B Preferred Stock reduce the likelihood of dividend payments on our Common Stock, and may otherwise adversely affect the Common Stock.

If not paid in cash at a rate of 10% per annum, dividends on our Series A Preferred Stock will accrue and increase the stated value of the Series A Preferred Stock at a rate of 12% per annum. If not paid in cash at a rate of 13.5% per annum (or 12% in the event our Total Net Leverage Ratio is less than or equal to 1.50 to 1.00), dividends on our Series B Preferred Stock will accrue and increase the stated value of the Series B Preferred Stock at a rate of 15% per annum.

If we elect not to pay cash dividends, or our business does not generate enough cash to make the cash dividends on the Series A Preferred Stock and Series B Preferred Stock, dividends will accrue and increase the stated value. An increase in the stated value would result in an increase in the aggregate amount of cash we need to pay future cash dividends. Dividends on the Series A Preferred Stock and Series B Preferred Stock rank senior in priority to dividends on our Common Stock. Accordingly, the terms of the Series A Preferred Stock and Series B Preferred Stock reduce the likelihood that we will pay dividends on our Common Stock in the future, which may cause the price of our Common Stock to decline. An increase in the stated value may also result in holders of Series A Preferred Stock and Series B Preferred Stock having larger claims in the event of our liquidation or dissolution.

Our Common Stockholders may face substantial dilution as a result of warrants.

On May 20, 2019, under the First Equity Commitment Agreement, we issued the First ECA Warrants exercisable into an aggregate of 2,545,934 shares of Common Stock. On August 30, 2019, under the Second Equity Commitment Agreement, we issued the Second ECA Warrants exercisable into an aggregate of 900,000 shares of Common Stock. On November 14, 2019, we issued the Third ECA Warrants exercisable into 3,568,750 shares of Common Stock. On November 14, 2019, we also issued the Preferred Exchange Agreement Warrants exercisable into 657,383 shares of Common Stock pursuant to the Preferred Exchange Agreement.

Each of the First Equity Commitment Agreement, Second Equity Commitment Agreement, Third Equity Commitment Agreement and Preferred Exchange Agreement has provisions that require us to issue additional warrants upon additional issuances of Common Stock and warrants. These additional issuances may result in a significant additional number of warrants and Common Stock, the exact number of which cannot be determined and which may are depend on future events, many of which are out of our control

The warrants issued under the First Equity Commitment Agreement, Second Equity Commitment Agreement, Third Equity Commitment Agreement and Preferred Exchange Agreement are exercisable into our Common Stock at an exercise price per share of $0.0001, which the holder may pay by check or wire transfer, or by instructing us to withhold a number of shares of Common Stock then issuable upon exercise of the Warrant with an aggregate fair market value as of the date of exercise equal to the aggregate exercise price, or any combination of the foregoing. The number of shares of Common Stock issuable upon exercise of the warrants adjust for dividends, subdivisions or combinations; cash distributions or other distributions; reorganization, reclassification, consolidation or merger; and spin-offs.

The shares of Common Stock that may be issued under the warrants pursuant to the First Equity Commitment Agreement, Second Equity Commitment Agreement, Third Equity Commitment Agreement and Preferred Exchange Agreement are subject to that certain Amended and Restated Registration Rights Agreement, dated March 26, 2018, as amended (the “Registration Rights Agreement”), and accordingly, we may be required to register the shares of Common Stock underlying the warrants for resale.

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

On November 14, 2019, we issued 19,123.87 shares of Series B-3 Preferred Stock and 657,383 Preferred Exchange Agreement Warrants to IEA LLC in exchange for 50% of the outstanding Series A Preferred Stock pursuant to the Preferred Exchange Agreement. As of the date hereof, we have 17,482.5 shares of Series A Preferred Stock outstanding. Any holder of Series A Preferred Stock may elect, by written notice to us (w) at any time and from time to time on or after the third anniversary of March 26, 2018, (x) at any time and from time to time if the terms of the Series B Preferred Stock or Third A&R Credit Agreement (or other facility) would prohibit the payment of cash dividends on the Series A Preferred Stock, (y) at any time any shares of Series B Preferred Stock are outstanding, or (z) at any time and from time to time on or after the non-payment of dividends when due, failure to redeem shares of Series A Preferred Stock when required or any other material default (in each case, as further specified in the certificate) until such non-payment, failure or default is cured by us, to cause us to convert, without the payment of additional consideration by such holder, all or any portion of the issued and outstanding shares of Series A Preferred Stock held by such holder, as specified by such holder in such notice, into a number of shares of Common Stock determined by dividing (i) the stated value plus accrued and unpaid dividends by (ii) the VWAP per share of Common Stock for the 30 consecutive trading days ending on the trading day immediately preceding the conversion date. In the event the Series A Preferred Stock is converted following an uncured non-payment, failure or default event, or if a holder of Series A Preferred Stock is converting pursuant to (x) or (y) above, for the purposes of the foregoing calculation, VWAP per share shall be multiplied by 90%. The “VWAP per share” is defined as the per share volume-weighted average price as reported by Bloomberg (as further described in the certificate governing the Series A Preferred Stock).

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

•	difficulty complying with the listing standards of NASDAQ; and

•	increasing the risk of regulatory proceedings and litigation, including class action securities litigation

If any of these outcomes were to occur, it could materially and adversely affect our business, financial condition, or results of operations, and the value of your investment.

Risks Related to Our Industry and Our Customers’ Industries

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate headquarters, located in Indianapolis, Indiana, is a leased facility approximating 27,000 square feet. We also lease from an affiliate a 56,000 square foot office and 26,000 square foot maintenance facility in Clinton, Indiana. As of December 31, 2019, our operations were conducted from approximately 15 locations within the U.S. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business. We also own property and equipment that had a net book value of approximately $140.5 million as of December 31, 2019. This property and equipment includes trucks, tractors, trailers, forklifts, backhoes, sidebooms, bulldozers, excavators, trenchers, graders, loaders, scrapers, drilling machines, cranes, computers, computer software, office and building equipment, including furniture and fixtures and other equipment. Substantially all of our equipment is acquired from third-party vendors, upon none of which we depend, and we did not experience any difficulties in obtaining desired equipment in 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock is listed on the NASDAQ stock market under the symbol IEA. As of January 31, 2020, there were 1134 holders of record of our common shares. Our warrants are listed on the NASDAQ Capital Market under the symbol IEAW. As of January 31, 2020, there were 307 holders of record of our warrants.

Dividend Policy

Our current credit facility includes certain limitations on the payment of cash dividends on our common shares. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our common shares in the foreseeable future.

Stock Performance

The performance graph below compares the cumulative nine month total return for our Common Stock with the cumulative total return (including reinvestment of dividends) of the Russell Broadbased Index Total Return (“Russell 3000”), and with that of our peer group, which is composed of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., Construction Partners, Inc., Emcor Corporation, Granite Construction, Inc., Tetra Tech, Inc., Willdan Group, Inc., Dycom Industries, Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our Common Stock, as well as that of the Russell 3000 and our peer group, was $100 on March 31, 2018 and tracks it quarterly through December 31, 2019. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our Common Stock.

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

	For the Years Ended December 31,
(in thousands, except per share data)	2019(4)	2018	2017	2016	2015
Statement of Operations Data:
Revenue(1)	$1,459,763	$779,343	$454,949	$602,665	$204,640
Cost of revenue	1,302,746	747,817	388,928	517,419	184,850
Gross profit	$157,017	$31,526	$66,021	$85,246	$19,790

Selling, general and administrative expenses	$120,186	$72,262	$33,543	$30,705	$27,169
Income (loss) from operations	36,831	(40,736)	32,478	54,541	(8,907)
Other (expense) income, net:	(27,959)	32,038	(2,090)	(303)	317

Net income (loss) from continuing operations	$6,231	$4,244	$16,525	$64,451	$(8,696)
Net income (loss) from discontinued operations	—	—	—	1,087	(19,487)
Net income (loss)	$6,231	$4,244	$16,525	$65,538	$(28,183)

Earnings Per Share Data:(2)
Net (loss) income from continuing operations per common share - basic(3)	$(0.97)	$(2.01)	$0.77	$2.99	$(0.40)
Net income (loss) from discontinued operations per common share - basic	—	—	—	0.05	(0.90)
Net (loss) income per common share - basic	$(0.97)	$(2.01)	$0.77	$3.04	$(1.30)

Cash Flow Data:
Net cash provided by (used in) operating activities	$79,812	$47,018	$(9,109)	$53,591	$(5,617)
Net cash (used in) provided by investing activities	610	(169,834)	(3,508)	(3,000)	352
Net cash provided by (used in) financing activities	(4,474)	189,250	(4,113)	(29,617)	8,541

		As of December 31,
	2019(4)	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$147,259	$71,311	$4,877	$21,607	$—
Accounts receivable, net	203,645	225,366	60,981	69,977	37,594
Contract assets(4)	179,303	47,121	18,613	14,143	16,016
Property, plant and equipment, net	140,488	176,178	30,905	20,540	14,152
Total assets	824,921	639,228	126,703	147,716	74,363
Accounts payable and accrued liabilities	335,886	252,134	70,030	97,244	79,043
Contract liabilities(4)	115,634	62,234	7,398	28,181	15,902
Long-term debt	162,901	328,307	33,674	—	27,946
Debt Series B Preferred Stock	166,141	—	—	—	—
Total liabilities	916,541	735,441	136,722	134,841	150,207
Preferred stock	17,483	34,965	—	—	—
Total stockholders' (deficit) equity	(109,103)	(131,178)	(10,019)	12,875	(75,844)

(1) The Company had two acquisitions in late 2018. As of December 31, 2019 and 2018 the acquired businesses revenue was $582.3 million and $125.6 million respectively.

(2) The calculation of weighted average common shares outstanding during the periods preceding a reverse recapitalization generally requires the Company to use the capital structure of the entity deemed to be the acquirer for accounting purposes to calculate EPS. However, as a limited liability company, IEA Services had no outstanding common shares prior to the Merger. Therefore, the weighted average common shares outstanding for all comparable prior periods preceding the Merger is based on the capital structure of the acquired company, as management believes that is the most useful measure. See Note 10. Earnings (Loss) Per Share in the notes to the audited consolidated financial statements included in Item 8.

(3) Net income used in calculation of earnings per share for December 31, 2019 and 2018, reflect declared preferred dividends of $2.9 million and $1.6 million, respectively and adjustments of $23.1 million and $46.3 million, respectively, for the contingent consideration fair value adjustment. See Note 10. Earnings (Loss) Per Share in the notes to the audited consolidated financial statements included in Item 8.

(4) On January 1, 2019 the Company adopted Accounting Standards Codification Topic 606 and 842 using the modified retrospective approach. Given that approach, these standards did not have an impact on fiscal years 2015-2018. See Note 1. Business, Basis of Presentation and Significant Accounting Policies and Note 3. Contract Assets and Liabilities in the notes to the audited consolidated financial statements included in Item 8 for further discussion.

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

Overview

We are a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States. The Company specializes in providing complete engineering, procurement and construction services throughout the United States for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. We are one of three Tier 1 providers in the wind energy industry and have completed more than 200 wind and solar projects in 40 states. Although the Company has historically focused on the wind industry, its recent acquisitions have expanded its construction capabilities and geographic footprint in the areas of environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities. We believe we have the ability to continue to expand these services because we are well-positioned to leverage our expertise and relationships in the wind energy business to provide complete infrastructure solutions in all areas.

We segregate our business into two reportable segments: the Renewables (“Renewables”) segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See Segment Results for a description of the reportable segments and their operations.

Our results for the year ended December 31, 2019 and 2018, reflect the effect of multiple severe weather events on our Renewable business that began late in the third quarter of 2018 and were completed in the second quarter of 2019. These weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa, and Michigan, resulting in additional labor, equipment and material costs. Although these projects are all now completed, and we are collecting and continuing to collect on change orders relating to force majeure provisions of the contracts with respect to certain of these projects, we are continuing to feel the impacts of these events on our business, including with respect to our financial and liquidity positions and operating cash flows. In connection with the adverse weather effects, the Company took steps in 2019 that it believes enhanced its liquidity. See “Results of Operations” and “Liquidity and Capital Resources”

Merger and Acquisitions

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

On March 26, 2018, we consummated the Merger pursuant to an Agreement and Plan of Merger, dated November 3, 2017, by and among M III, IEA Services, a Delaware limited liability company, Infrastructure and Energy Alternatives, LLC (the “Seller”), a Delaware limited liability company and the parent of IEA Services immediately prior to such time, and the other parties thereto, which provided for, among other things, the Merger of IEA Services with and into a wholly-owned subsidiary of M III. See Note 2. Merger and Acquisitions in the notes to the audited consolidated financial statements for more information on the Merger.

On September 25, 2018, we acquired CCS, a leading provider of environmental and industrial engineering services. The wholly-owned subsidiaries of CCS, Saiia and the ACC Companies, generally enter into contracts with both government and non-government customers to provide EPC services for environmental, heavy-civil and mining projects. We believe our acquisition of Saiia and the ACC Companies will provide IEA with a strong and established presence in the environmental and industrial engineering markets, enhanced civil construction capabilities and an expanded domestic footprint in less-seasonal Southeast, West and Southwest markets.

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

Impact of Seasonality and Cyclical Nature of Business

Our revenue and results of operations are subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, in particular, for large non-recurring projects and holidays. Typically, our revenue in our Renewable segment is lowest in the first quarter of the year because cold, snowy or wet conditions experienced in the northern climates are not conducive to efficient or safe construction practices. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather and effects from thawing ground conditions can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. Nevertheless, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including from excessive rainfall, warm winter weather or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations. The Company has started construction on 2020 renewable projects in late 2019 due to the desire of our customers to finish these projects before September 30, 2020. This shift in demand will impact 2020 quarterly revenues, which we currently anticipate will shift revenue from the fourth quarter back into the second and third quarter of 2020.

Our revenue and results of operations for our Specialty Civil segment are also effected by seasonality but to a lesser extent as these projects are more geographically diverse and located in less severe weather areas. While the first and second quarter revenues are typically lower than the third and fourth quarter, this diversity has allowed this segment to be less seasonal over the course of the year.

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

Our results for the year ended December 31, 2019 and 2018, reflect the effect of multiple severe weather events on our Renewable business that began late in the third quarter of 2018 and were completed in the second quarter of 2019. These weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa, and Michigan, resulting in additional labor, equipment and material costs as well as change orders. See “Results of Operations” for further discussion of weather impact.

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

Revenue Recognition for Projects

The Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is also referred to as Accounting Standards Codification (“ASC”) Topic 606, under the modified retrospective transition approach effective January 1, 2019, with application to all existing contracts that were not substantially completed as of January 1, 2019. The impacts of adoption on the Company’s opening balance sheet were primarily related to variable consideration on unapproved change orders. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods; however, certain balances have been reclassified to conform to the current year presentation. See further discussion in Note 1. Business, Basis of Presentation and Significant Accounting Policies in Item 8. Financial Statements.

Contracts
The Company derives revenue primarily from construction projects performed under contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, time and materials, or unit price. Renewable energy projects are performed for private customers while our specialty civil projects are performed for a mix of public and private customers.
Revenue from construction contracts is recognized over time using the cost-to-cost measure of progress. For these contracts, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The cost estimation and review process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and profit recognition. Changes in these factors could result in revisions to revenue and costs of revenue in the period in which the revisions are determined on a prospective basis, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account under Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The Company’s contracts often require significant integrated services, and even when delivering multiple distinct services, are generally accounted for as a single performance obligation. Contract amendments and change orders are generally not distinct from the existing contract due to the significant integrated service provided in the context of the contract, and are accounted for as a modification of the existing contract and performance obligation. The majority of the Company’s performance obligations are completed within one year with the exception of certain specialty civil service contracts.
Remaining performance obligations represent the amount of unearned transaction prices for fixed price contracts and open purchase orders for which work is wholly or partially unperformed. As of December 31, 2019, the amount of the Company’s remaining performance obligations was $1,315 million. The Company expects to recognize approximately $1,124 million of its remaining performance obligations as revenue in 2020, with the remainder recognized primarily in 2021.
Variable Consideration
Transaction pricing for the Company’s contracts may include variable consideration, which is comprised of items such as change orders, claims, incentives and liquidated damages. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available. The effect of variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders, claims and liquidated damages reflected in transaction price are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of December 31, 2019 and 2018, the Company included approximately $73.3 million and $45.0 million, respectively, of unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
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

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. For further discussion, see Note 2. Merger and Acquisitions included in Item 8.

Goodwill

We have goodwill that has been recorded in connection with our businesses. For the year ended December 31, 2019, management performed a qualitative assessment for its Renewable Segment goodwill by examining relevant events and circumstances that could have an affect on its fair value, such as macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. Based on evaluation of these qualitative assessments, it was determined that there was no goodwill impairment for these years.

In our Specialty Civil segment, we valued these reporting units using the income approach based on their expected future cash flows. The critical assumptions that factored into the valuations are the projected future revenues and operating EBITDA margins of the business, their terminal growth rates, as well as the discount rate used to present value the future cash flows. While none of our reporting units recorded a goodwill impairment in 2019, we determined that the CCS Reporting Unit is our only reporting unit where the estimated fair value does not substantially exceed the carrying value. The estimated fair value of the reporting unit exceeds its carrying amount by approximately 2.8 percent. Total goodwill in this reporting unit is $29.8 million. The goodwill in this reporting unit is primarily attributable to the acquisition of CCS at fair value late in fiscal 2018. As a result, we did not expect the estimated fair value would exceed the carrying value by a significant amount.

Impairment of Property, Plant and Equipment and Intangibles

We review long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that market participants would use in their estimates of fair value. There were no impairments of property, plant and equipment or intangible assets recognized during the years ended December 31, 2019, 2018 and 2017.

“Emerging Growth Company” Status

As of December 31, 2019, the Company's total annual gross revenues exceed $1.07 billion and we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). See Note 1. Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements for more information.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Year Ended December 31,				2019 vs. 2018
(in thousands, except percentages)	2019		2018		$ Change	% Change
Revenue	$1,459,763	100.0%	$779,343	100.0%	680,420	87.3
Cost of revenue	1,302,746	89.2%	747,817	96.0%	554,929	74.2
Gross profit	157,017	10.8%	31,526	4.0%	125,491	398.1
Selling, general and administrative expenses	120,186	8.2%	72,262	9.3%	47,924	66.3
Income (loss) from operations	36,831	2.5%	(40,736)	(5.2)%	77,567	(190.4)
Other income (expense), net:
Interest expense, net	(51,260)	(3.5)%	(12,080)	(1.6)%	(39,180)	324.3
Contingent consideration fair value adjustment	23,082	1.6%	46,291	5.9%	(23,209)	50.1
Other expense	(4,043)	(0.3)%	(2,173)	(0.3)%	(1,870)	86.1
Income (loss) before benefit for income taxes	4,610	0.3%	(8,698)	(1.1)%	13,308	(153.0)
Benefit for income taxes	1,621	0.1%	12,942	1.7%	(11,321)	(87.5)
Net income	$6,231	0.4%	$4,244	0.5%	1,987	46.8

Revenue. Revenue increased by 87.3%, or $680.4 million, during the year ended December 31, 2019 as compared to the same period in 2018. The increase in revenue was primarily due to an increase in revenue from our acquired businesses of $456.6 million coupled with larger projects and volume in 2019, better performance on Renewable projects due to a non-occurrence of severe weather events in the third and fourth quarter of 2019 and the ability to begin work on several projects that we had slated for 2020 starts.

Cost of revenue. Cost of revenue increased by 74.2%, or $554.9 million, during the year ended December 31, 2019 as compared to the same period in 2018, primarily due to the cost of revenue increase of $402.7 million from our acquired businesses, coupled with approximately $150.0 million of increased costs of revenue in our Renewable operations. As discussed under "Impact of Seasonality and Cyclical Nature of Our Business," cost of revenue was negatively impacted by multiple severe weather events that began in the late 2018 and continued into the second quarter of 2019. The weather conditions had a significant impact on the construction of six wind projects across South Texas, Iowa and Michigan resulting in additional labor, equipment and material costs.

Gross profit. Gross profit increased by 398.1%, or $125.5 million, during the year ended December 31, 2019 as compared to the same period in 2018. As a percentage of revenue, gross profit increased 6.8% and totaled 10.8% for the year ended December 31, 2019 as compared to 4.0% in the prior-year period. While our gross profit percentages for Renewable and Specialty Civil was consistent in 2019, the Renewable gross profit percentage in 2018 was much lower due to extreme weather on six projects. The dollar increase was primarily due to gross profit from our acquired businesses of $53.9 million, coupled with the work stoppages related to extreme weather on six projects of $35.8 million in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 66.3%, or $47.9 million, during the year ended December 31, 2019 as compared to the same period in 2018. Selling, general and administrative expenses were 8.2% of revenue for the year ended December 31, 2019, compared to 9.3% for the same period in 2018. The increase in selling, general and administrative expenses was primarily driven by an increase of $42.6 million related to our acquired businesses coupled with increases in acquisition integration costs, legal project settlement costs and stock compensation expense, offset by a reduction of merger and acquisition costs and diversification costs.

Interest expense, net. Interest expense, net increased by 324.3%, or $39.2 million, during the year ended December 31, 2019 as compared to the same period in 2018. This increase was driven by higher debt balances in 2019 compared to 2018, coupled with an increase in dividends related to Series B Preferred Stock of $10.4 million, which are recorded as interest expense.

Contingent consideration fair value adjustment. The merger agreement requires the Company to issue additional shares of our Common Stock to the Seller if certain financial targets for 2019 and 2018 were achieved. The Company determined at December 31, 2019 and 2018, that the financial targets were not achieved. Therefore, the Company recorded fair value adjustments at the end of 2019, to remove the remaining liability for the contingent consideration. See Note 8. Fair Value of Financial Instruments in Item 8 for further discussion related to inputs into the fair value adjustment.

Other income (expense). Other income decreased by 86.1%, or $1.9 million, during the year ended December 31, 2019 as compared to the same period in 2018, primarily related to the fair value adjustment on warrant related liabilities.

Provision for income taxes. Income tax expense decreased by 87.5%, or $11.3 million, during the year ended December 31, 2019, compared to the same period in 2018. The effective tax rates for the years ended December 31, 2019 and 2018 were (35.2)% and 148.8%, respectively. The lower effective tax rate in 2019 was primarily attributable to lower non-taxable gain from contingent consideration and the effects of non-deductible interest from Series B Preferred Stock. There were no changes in uncertain tax positions during the years ended December 31, 2019 and 2018.

Comparison of Years Ended December 31, 2018 and 2017

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Year Ended December 31,				2018 vs. 2017
(in thousands, except percentages)	2018		2017		$ Change	% Change
Revenue	$779,343	100.0%	$454,949	100.0%	324,394	71.3
Cost of revenue	747,817	96.0%	388,928	85.5%	358,889	92.3
Gross profit	31,526	4.0%	66,021	14.5%	(34,495)	(52.2)
Selling, general and administrative expenses	72,262	9.3%	33,543	7.4%	38,719	115.4
(Loss) Income from operations	(40,736)	(5.2)%	32,478	7.1%	(73,214)	(225.4)
Other (expense) income, net:
Interest expense, net	(12,080)	(1.6)%	(2,201)	(0.5)%	(9,879)	448.8
Contingent consideration fair value adjustment	46,291	5.9%	—	—%	46,291	—%
Other (expense) income	(2,173)	(0.3)%	111	—%	(2,284)	(2,057.7)
Income before benefit (provision) for income taxes	(8,698)	(1.1)%	30,388	6.7%	(39,086)	(128.6)
Benefit (provision) for income taxes	12,942	1.7%	(13,863)	(3.0)%	26,805	(193.4)
Net income	$4,244	0.5%	$16,525	3.6%	(12,281)	(74.3)

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

Segment Results

The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market. In 2019, we operated our business as two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 segment presentation has been recast to be consistent to the 2019 segmentation.

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

Renewables Segment

The Renewables segment operates throughout the United States and specializes in a range of services that include full EPC project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries.

Specialty Civil Segment

The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•	Heavy civil construction services such as high-altitude road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

•	Environmental remediation services such as site development, environmental site closure and outsourced contract mining and coal ash management services.

•	Rail Infrastructure services such as planning, creation and maintenance of infrastructure projects for major railway and intermodal facilities construction.

Segment Revenue

Revenue by segment was as follows:

	For the years ended December 31,
(in thousands)	2019		2018
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$834,029	57.1%	$621,628	79.8%
Specialty Civil	625,734	42.9%	157,715	20.2%
Total revenue	$1,459,763	100.0%	$779,343	100.0%

Segment Gross Profit

Gross profit by segment was as follows:

	For the years ended December 31,
(in thousands)	2019		2018
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$88,309	10.6%	$16,030	2.6%
Specialty Civil	68,708	11.0%	15,496	9.8%
Total gross profit	$157,017	10.8%	$31,526	4.0%

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, our cash balances and availability under our A&R Credit Agreement (as defined herein). During 2019, we experienced decreased liquidity arising from, among other things, acquisition integration costs and delayed collections for costs relating to the multiple severe weather events in the third quarter and fourth quarter of 2018.

As a result, during the year ended December 31, 2019, we issued and sold: (1) 50,000 shares of Series B-1 Preferred Stock (“Series B-1 Preferred Stock”) and warrants for 2,545,934 shares of common stock on May 20, 2019 for an aggregate purchase price of $50.0 million, before expenses; (2) 50,000 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) and warrants for 900,000 shares of common stock on August 30, 2019 for an aggregate purchase price of $50.0 million, before expenses; and (3) 80,000 shares of Series B-3 Preferred Stock (the “Series B-3 Preferred Stock” and, together with the Series B-1 Preferred Stock and Series B-2 Preferred Stock, the “Series B Preferred Stock”) and warrants for 3,568,750 shares of common stock on November 14, 2019 for an aggregate purchase price of $80.0 million, before expenses.

Additionally, on November 14, 2019, we exchanged 17,482.5 shares of Series A Preferred Stock (half of the issued and outstanding Series A Preferred Stock) for 19,123.87 shares of Series B-3 Preferred Stock and warrants for 657,383 shares of common stock. See Note 7. Fair Value of Financial Instruments included as Part of Item 8 for further discussion.

On March 4, 2020 we also completed a rights offering, and issued and sold 350 shares of Series B-3 Preferred Stock and 12,029 warrants to purchase common stock for aggregate proceeds of $0.4 million, before expense.

We believe these steps strengthened our balance sheet and provide us the financial flexibility we need to execute our future business plan, supporting our recent growth and a larger, more diversified platform. There can be no assurance, however, that these steps will provide the intended benefits. Please see “Part I, Item 1A. Risk Factors.”

We anticipate that our existing cash balances, funds generated from operations, and borrowings will be sufficient to meet our cash requirements for the next twelve months. As of December 31, 2019, we had approximately $147.3 million in cash and $29.0 million available under our credit facility. To the extent that cash from operations and borrowings under our revolving credit facility are not sufficient to meet our liquidity needs in the next twelve months, we expect to access other sources of liquidity through alternative sources such as issuance of debt and equity securities, expansions of our credit facility or other sources. There can be no assurance that any such sources will be available or if they are available that we can obtain capital from such sources on commercially reasonable terms.

Sources and Uses of Cash

Sources and uses of cash are summarized below for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by (used in) operating activities	$79,812	$47,018	$(9,109)
Net cash provided by (used in) investing activities	610	(169,834)	(3,508)
Net cash (used in) provided by financing activities	(4,474)	189,250	(4,113)

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2019 was $79.8 million as compared to $47.0 million for the same period in 2018. The $32.8 million increase in operating cash flow for the year ended December 31, 2019 as compared to the same period in 2018 was attributable to the timing of receipts from customers and payments to vendors in the ordinary course of business. The increase is primarily attributable to $70.2 million more cash collected for accounts receivable and contract assets, offset by $17.0 million less cash paid for accounts payable and contract liabilities.

The $56.1 million increase in operating cash flow for the year ended December 31, 2018 as compared to the same period in 2017 was attributable to the timing of receipts from customers and payments to vendors in the ordinary course of business. The increase is primarily attributable to $122.6 million less cash paid for accounts payable and accrued liabilities, coupled with a $46.6 million increase from billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by $45.3 million less cash collected from accounts receivable, a decrease in operating income (excluding non-cash items) of $61.5 million and additional cash paid for interest of $8.6 million.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2019 was $0.6 million as compared to net cash used by investing activities of $169.8 million for the same period in 2018. The primary decrease was mainly due to the $166.7 million spent in 2018 for two acquisitions.

The $166.3 million increase in net cash used by investing activities for the year ended December 31, 2018 as compared to the same period in 2017 was due to net cash paid for two acquisitions of $166.7 million.

Financing Activities. Net cash used by financing activities for the year ended December 31, 2019 was $4.5 million as compared to net cash provided in financing activities of $189.3 million for the same period in 2018. The $193.8 million decrease in cash for financing activities in 2019 compared to 2018 was primarily attributable to a reduction of proceeds from debt of $446.8, offset by proceeds received in 2019, from Series B Preferred Stock and sale-leaseback transactions of $204.3 coupled with lower payments and extinguishment of debt of $53.5 million.

The $193.4 million increase in cash in 2018 compared to 2017 was primarily attributable to an increase in net proceeds from debt of $189.6 million, coupled with reduced distributions of $34.7 million, which was partially offset by a $25.8 million use of cash in connection with the Merger and a $4.1 million increase in capital lease payments.

Capital Expenditures

For the year ended December 31, 2019, we incurred 22.9 million in finance lease payments and an additional $6.8 million in cash purchases. We estimate that we will spend approximately two percent of revenue for capital expenditures in 2020. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

Generally, we receive 5% to 10% cash payments from our customers upon the inception of the projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of December 31, 2019, substantially all of our costs and estimated earnings in excess of billings on uncompleted contracts will be billed to customers in the normal course of business. Net accounts receivable balances, which consist of contract assets including retainage, increased to $382.9 million as of December 31, 2019 from $272.5 million as of December 31, 2018, due primarily to higher levels of revenue, timing of project activity and collection of billings to customers.

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

Under the Third A&R Credit Agreement, the Company was not able to utilize an equity infusion to cure a covenant violation in any quarter ending in 2019, excluding the Series B Preferred Stock. Thereafter, the Company will have access to a customary equity cure.

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

Series A Preferred Stock

As of December 31, 2019, we had 17,482 shares of Series A Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To the maximum extent permitted by the terms of the Series B Preferred Stock and the Third A&R Credit Agreement, dividends are required to be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at the following rates:

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

During the year ended December 31, 2019, dividends on the Series A Preferred Stock were treated as follows:

•On March 31, 2019, dividends with respect to the dividend period of January 1, 2019 through March 31, 2019 accrued at a rate of 8% and increased the stated value.

•On June 30, 2019, dividends with respect to the dividend period of April 1, 2019 through June 30, 2019 accrued at a rate of 8% and increased the stated value.

•On September 30, 2019, dividends with respect to the dividend period of July 1, 2019 through September 30, 2019 accrued at a rate of (i) 8%, for the period of July 1, 2019 through September 26, 2019, and (ii) 12%, for the period of September 27, 2019 through September 30, 2019, and increased the stated value.

•On December 31, 2019, dividends with respect to the dividend period of October 1, 2019 through December 31, 2019 accrued at a rate of 12% and increased the stated value.

Based on the stated value of the Series A Preferred Stock as of December 31, 2019 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $1.9 million on the Series A Preferred Stock. If our business does not generate enough cash to pay future cash dividends, the dividends will accrue at a rate of 12% per annum and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series A Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series A Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

Series B Preferred Stock

As of December 31, 2019, we had 199,124 shares of Series B Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends. Our Common Stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid on the Series B Preferred Stock when declared by our Board. To the extent not prohibited by applicable law, dividends are required to be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 at the following rates:

•
On Series B Preferred Stock with respect to any dividend period for which the Total Net Leverage Ratio is greater than 1.50 to 1.00, 15% per annum (or 13.5% per annum if a deleveraging event has occurred prior to the date dividends are paid with respect to such dividend period) and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to 1.50 to 1.00, 12% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective of the applicable dividend date without any further action by the Board at a rate of 15% per annum; provided, further, that, from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by two percent (2%) per annum.

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

During the year ended December 31, 2019, dividends on the Series B Preferred Stock were treated as follows:

•On June 30, 2019, dividends with respect to the dividend period of April 1, 2019 through June 30, 2019 accrued at a rate of 18% and increased the stated value.

•On September 30, 2019, dividends with respect to the dividend period of July 1, 2019 through September 30, 2019 accrued at a rate of 18% and increased the stated value.

•On December 31, 2019, dividends with respect to the dividend period of October 1, 2019 through December 31, 2019 accrued at a rate of 15% and increased the stated value.

Based on the stated value of the Series B Preferred Stock as of December 31, 2019 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $10.4 million on the Series B Preferred Stock. If our business does not generate enough cash to pay future cash dividends, the dividends will accrue at a rate of 15% per annum and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series B Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series B Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

Letters of Credit and Surety Bonds

In the ordinary course of business, we are required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, we would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2019 and 2018, we were contingently liable under letters of credit issued under our respective revolving lines of credit in the amount of $21.0 million and $3.0 million, respectively, related to projects. In addition, as of December 31, 2019 and 2018, we had outstanding surety bonds on projects of $2.4 billion and $1.7 billion, respectively, which includes the bonding lines of the acquired companies as of December 31, 2018. We anticipate that our current bonding capacity will be sufficient for the next twelve months based on current backlog and available capacity.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of December 31, 2019:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt (principal)(1)	$187,143	$1,946	$1,994	$183,203	$—
Debt (interest)(2)	89,432	19,031	37,993	32,408	—
Finance leases(3)	69,387	25,966	39,935	3,486	—
Operating leases(4)	59,950	12,308	18,502	8,679	20,461
Total	$405,912	$59,251	$98,424	$227,776	$20,461
———

(1)	Represents the contractual principal payment due dates on our outstanding debt.

(2)	Includes variable rate interest using December 31, 2019 rates.

(3)
We have obligations, exclusive of associated interest, recognized under various finance leases for equipment totaling $69.4 million at December 31, 2019. Net amounts recognized within property, plant and equipment, net in the consolidated balance sheet under these capitalized lease agreements at December 31, 2019 totaled $82.1 million.

(4)
We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, liabilities associated with deferred compensation plans and liabilities associated with certain indemnification and guarantee arrangements. See Note 8. Debt and Note 9. Commitments and Contingencies to our consolidated financial statements for further discussion pertaining to certain of our off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1. Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in this Annual Report on 10-K for disclosures concerning recently issued accounting standards. These disclosures are incorporated herein by reference.

Backlog

Backlog is discussed in Item 1. Business of this Annual Report on Form 10-K, which is incorporated herein by reference.

Quarterly Financial Information (Unaudited)

Summarized quarterly results of operations for the year ended December 31, 2019 were as follows:

($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue (1)	$189,781	$327,961	$422,022	$519,999
Gross profit	5,744	31,422	52,870	66,981
(Loss) income from operations	(22,010)	5,544	21,557	31,740
Net (loss) income	(23,639)	6,208	12,609	11,053

Net (loss) income per common share - basic	$(1.09)	$(0.61)	$0.37	$0.51
Net (loss) income per common share - diluted	$(1.09)	$(0.61)	$0.24	$0.31

Weighted average common shares outstanding - basic	22,188,757	22,252,489	20,446,811	20,446,811
Weighted average common shares outstanding - diluted	22,188,757	22,252,489	35,419,432	35,711,512
(1) The first quarter ended March 31, 2019, reported revenue was adjusted by $1.0 million for the adoption of ASC 606.

Summarized quarterly results of operations for the year ended December 31, 2018 were as follows:

($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$50,135	$174,073	$279,279	$275,856
Gross profit	(3,085)	16,799	27,008	(9,196)
Income from operations	(20,045)	7,601	10,044	(38,336)
Net income	(17,392)	4,915	5,736	10,985

Net income per common share - basic	$(0.81)	$0.20	$0.24	$(1.63)
Net income per common share - diluted	(0.81)	0.19	0.23	(1.63)

Weighted average common shares outstanding - basic	21,577,650	21,577,650	21,577,650	21,928,029
Weighted average common shares outstanding - diluted	21,577,650	25,392,159	25,100,088	21,928,029

Certain transactions affecting comparisons of the Company's quarterly results, which may not represent the amounts recognized for the full year for such transactions, include the following:

•	There were two acquisitions completed in the second half of 2018. This increased total revenue and gross profit for each quarter in 2019 and the third and fourth quarter of 2018.

•	Certain projects incurred significant weather related costs in the fourth quarter of 2018, that increased costs required to complete those projects and decreased gross margin significantly.

•
Net income used in calculation of earnings per share for 2019 and 2018, reflects $2.9 million and $1.6 million of preferred dividends and an adjustment of $23.1 million and $46.3 million for the contingent consideration fair value adjustment. See Note 10. Earnings (Loss) Per Share in the notes to the audited consolidated financial statements included in Item 8.

•
Beginning in the third quarter of 2019, there is an adjustment for removal of 1.8 million unvested shares. The number of outstanding shares of Common Stock for voting purposes remains at 22.3 million shares, as the aforementioned 1.8 million shares are entitled to vote those shares during the vesting period. See Note 10. Earnings (Loss) Per Share in the notes to the audited consolidated financial statements included in Item 8.

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

Interest Rate Risk

Borrowings under our new credit facility are at variable rates of interest and expose us to interest rate risk. As of December 31, 2019, we had not entered into any derivative financial instruments to manage this interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Our outstanding principal on debt as of December 31, 2019 was $187.1 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $1.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Infrastructure and Energy Alternatives, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Infrastructure and Energy Alternatives, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principles
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue recognition in fiscal year 2019, due to the adoption of Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) under the modified retrospective method. Additionally, the Company changed its method of accounting for leases in fiscal year 2019, due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), under the modified retrospective method.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 11, 2020

We have served as the Company's auditor since 2018.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Infrastructure and Energy Alternatives, Inc.
Indianapolis, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Infrastructure and Energy Alternatives, Inc. (the "Company") for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

We served as the Company's auditor from 2016 to 2017.

/s/ Crowe LLP

Indianapolis, Indiana
February 19, 2018

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Balance Sheets
($ in thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$147,259	$71,311
Accounts receivable, net	203,645	161,366
Contract assets	179,303	111,121
Prepaid expenses and other current assets	16,855	12,864
Total current assets	547,062	356,662

Property, plant and equipment, net	140,488	176,178
Operating lease asset	43,431	—
Intangible assets, net	37,272	50,874
Goodwill	37,373	40,257
Company-owned life insurance	4,752	3,854
Deferred income taxes	12,992	11,215
Other assets	1,551	188
Total assets	$824,921	$639,228

Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$177,783	$158,075
Accrued liabilities	158,103	94,059
Contract liabilities	115,634	62,234
Current portion of finance lease obligations	23,183	17,615
Current portion of operating lease obligations	9,628	—
Current portion of long-term debt	1,946	32,580
Total current liabilities	486,277	364,563

Finance lease obligations, less current portion	41,055	45,912
Operating lease obligations, less current portion	34,572	—
Long-term debt, less current portion	162,901	295,727
Debt - Series B Preferred Stock	166,141	—
Series B Preferred Stock - warrant obligations	17,591	—
Deferred compensation	8,004	6,157
Contingent consideration	—	23,082
Total liabilities	916,541	735,441

Commitments and contingencies:

Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; 17,483 and 34,965 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	17,483	34,965

Stockholders' equity (deficit):
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 20,460,533 and 22,155,271 shares issued and 20,446,811 and 22,155,271 outstanding at December 31, 2019 and December 31, 2018, respectively	2	2
Treasury stock, 13,722 shares at cost	(76)	—
Additional paid-in capital	17,167	4,751
Accumulated deficit	(126,196)	(135,931)
Total stockholders' deficit	(109,103)	(131,178)
Total liabilities, preferred stock and stockholders' deficit	$824,921	$639,228

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Operations
($ in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,459,763	$779,343	$454,949
Cost of revenue	1,302,746	747,817	388,928
Gross profit	157,017	31,526	66,021

Selling, general and administrative expenses	120,186	72,262	33,543
Income (loss) from operations	36,831	(40,736)	32,478

Other income (expense), net:
Interest expense, net	(51,260)	(12,080)	(2,201)
Contingent consideration fair value adjustment	23,082	46,291	—
Other (expense) income	(4,043)	(2,173)	111
Income (loss) before benefit (provision) for income taxes	4,610	(8,698)	30,388

Benefit (provision) for income taxes	1,621	12,942	(13,863)

Net income	$6,231	$4,244	$16,525

Net (loss) income per common share - basic and diluted	$(0.97)	$(2.01)	$0.77
Weighted average common shares outstanding - basic and diluted	20,431,096	21,665,965	21,577,650

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total Equity (Deficit)
	Shares	Par Value			Shares	Par Value
Balance, January 1, 2017	21,578	2	36,009	(23,136)	—	—	—	12,875
Net income	—	—	—	16,525	—	—	—	16,525
Share-based compensation	—	—	53	—	—	—	—	53
Distributions	—	—	(31,328)	(3,410)	—	—	—	(34,738)
Distribution of land and building	—	—	(4,734)	—	—	—	—	(4,734)
Balance, December 31, 2017	21,578	2	—	(10,021)	—	—	—	(10,019)
Net income	—	—	—	4,244	—	—	—	4,244
Share-based compensation	—	—	1,072	—	—	—	—	1,072
Issuance of common stock	577	—	5,276	—	—	—	—	5,276
Issuance of preferred stock	—	—	—	(34,965)	—	—	—	(34,965)
Contingent consideration	—	—	—	(69,373)	—	—	—	(69,373)
Merger recapitalization transaction	—	—	—	(25,816)	—	—	—	(25,816)
Preferred dividends	—	—	(1,597)	—	—	—	—	(1,597)
Balance, December 31, 2018	22,155	$2	$4,751	$(135,931)	—	$—	$—	$(131,178)
Net income	—	—	—	$6,231	—	—	—	$6,231
Removal of Earnout Shares (See Note 10)	(1,805)	—	—	—	—	—	—	$—
Share-based compensation	—	—	4,016	—	—	—	—	$4,016
Share-based payment transaction	111	—	235	—	(14)	(76)	—	$159
Rights offering deemed dividend (See Note 7)	—	—	(1,383)	—	—	—		$(1,383)
Series B Preferred Stock - Warrants at close	—	—	12,423	—	—	—	—	$12,423
Merger recapitalization transaction	—	—	—	2,754	—	—	—	$2,754
Cumulative effect from adoption of new accounting standard, net of tax	—	—	—	750	—	—	—	$750
Preferred dividends	—	—	(2,875)	—	—	—	—	$(2,875)
Balance, December 31, 2019	20,461	$2	$17,167	$(126,196)	(14)	$(76)	$—	$(109,103)

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$6,231	$4,244	$16,525
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,220	16,699	5,044
Contingent consideration fair value adjustment	(23,082)	(46,291)	—
Warrant liability fair value adjustment	2,262	—	—
Amortization of debt discounts and issuance costs	5,435	1,321	—
Loss on extinguishment of debt	—	1,836	—
Share-based compensation expense	4,016	1,072	53
Deferred compensation	1,847	(482)	944
Allowance for doubtful accounts	33	(174)	81
Accrued dividends on Series B Preferred Stock	10,389	—	—
Deferred income taxes	(1,563)	(12,017)	11,451
Other, net	1,623	1,034	(244)
Changes in operating assets and liabilities:
Accounts receivable	(42,312)	(36,430)	8,915
Contract assets	(67,222)	(2,901)	(4,470)
Prepaid expenses and other assets	(4,222)	(2,123)	587
Accounts payable and accrued liabilities	84,689	95,398	(27,212)
Contract liabilities	53,468	25,832	(20,783)
Net cash provided by (used in) operating activities	79,812	47,018	(9,109)
Cash flows from investing activities:
Company-owned life insurance	(898)	396	(2,036)
Purchases of property, plant and equipment	(6,764)	(4,230)	(2,248)
Proceeds from sale of property, plant and equipment	8,272	690	776
Acquisition of businesses, net of cash acquired	—	(166,690)	—
Net cash provided by (used in) investing activities	610	(169,834)	(3,508)
Cash flows from financing activities:
Proceeds from long-term debt and line of credit - short-term	50,400	497,272	33,674
Payments on long-term debt	(217,034)	(155,359)	—
Payments on line of credit - short-term	—	(38,447)	—
Extinguishment of debt	—	(53,549)	—
Debt financing fees	(22,246)	(26,641)	—
Payments on capital lease obligations	(22,850)	(7,138)	(3,049)
Sale-leaseback transaction	24,343	—	—
Distributions	—	—	(34,738)
Preferred dividends	—	(1,072)	—
Proceeds from issuance of stock - Series B Preferred Stock	180,000	—	—
Proceeds from stock-based awards, net	159	—	—
Merger recapitalization transaction	2,754	(25,816)	—
Net cash (used in) provided by financing activities	(4,474)	189,250	(4,113)
Net change in cash and cash equivalents	75,948	66,434	(16,730)
Cash and cash equivalents, beginning of the period	71,311	4,877	21,607
Cash and cash equivalents, end of the period	$147,259	$71,311	$4,877

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Cash Flows
($ in thousands)
(Continued)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures:
Cash paid for interest	$35,950	$10,817	$2,221
Cash paid (refund) for income taxes	(173)	(962)	3,686
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	$2,018	$48,951	$18,309
Acquisition of assets/liabilities through operating lease	28,498	—	—
Acquisition of equipment through note payable	1,937	—	—
Series A Preferred Stock exchange for Series B Preferred Stock	19,124	—	—
Merger-related contingent consideration	—	69,373	—
Issuance of common stock	—	95,558	—
Issuance of preferred stock	—	34,965	—
Preferred dividends declared	2,875	525	—
Distribution of land and building	—	—	4,734

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

The Company specializes in providing complete engineering, procurement and construction (“EPC”) services throughout the United States (“U.S.”) for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. Although the Company has historically focused on the wind industry, its 2018 acquisitions expanded its construction capabilities and geographic footprint in the areas of renewables, environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities.
Acquisitions

On March 26, 2018 (the “Closing Date”), the Company consummated a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated November 3, 2017 (as amended, the “Merger Agreement”), by and among M III, IEA Energy Services, LLC (“IEA Services”), a Delaware limited liability company, Infrastructure and Energy Alternatives, LLC (the “Seller”), a Delaware limited liability company and the parent of IEA Services immediately prior to such time, and the other parties thereto, which provided for, among other things, the merger of IEA Services with and into a wholly-owned subsidiary of M III. Following the Merger, M III Acquisition Corporation changed its name to Infrastructure and Energy Alternatives, Inc. See Note 2. Merger and Acquisitions for more information about the Merger.
On September 25, 2018, IEA Services completed its acquisition of Consolidated Construction Solutions I LLC (“CCS”), provide EPC services, through its wholly-owned subsidiaries, Saiia LLC (“Saiia”) and American Civil Constructors LLC (the “ACC Companies”) for environmental, heavy civil and mining projects. On November 2, 2018, IEA Services completed its acquisition of William Charles Construction Group, including its wholly-owned subsidiary Ragnar Benson (“William Charles”), a provider of engineering and construction solutions for the rail infrastructure and heavy civil construction industries. See Note 2. Merger and Acquisitions for further discussion of these acquisitions.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Infrastructure and Energy Alternatives, Inc. and its wholly-owned direct and indirect domestic and foreign subsidiaries: IEA Intermediate Holdco, LLC (“Holdings”), IEA Services, IEA Management Services, Inc., IEA Constructors, LLC (f/k/a IEA Renewable, Inc.), White Construction, LLC (“White”), Bianci Electrical, LLC (f/k/a White Electrical Constructors, Inc.), IEA Equipment Management, Inc., White’s wholly-owned subsidiary H.B. White Canada Corp. (“H.B. White”), and from their dates of acquisition in 2018, CCS and William Charles. All intercompany accounts and transactions are eliminated in consolidation.

Reportable Segments

We segregate our business into two reportable segment: the Renewables (“Renewables”) segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See Note 14. Segments for a description of the reportable segments and their operations. Operations prior to the Merger are the historical operations of IEA Services as discussed in Note 2. Merger and Acquisitions.

Basis of Accounting and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Key estimates include: the recognition of revenue and project profit or loss ; fair value estimates, including those related to acquisitions and contingent consideration; valuations of goodwill and intangible assets; asset lives used in computing depreciation and amortization; accrued self-insured claims; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations, actual results could differ materially from those estimates.

“Emerging Growth Company”

As of December 31, 2019, the Company's total annual gross revenues exceed $1.07 billion and we no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Therefore, we are now subject to certain requirements that apply to other public companies, but did not previously apply to us due to our status as an emerging growth company. These requirements include but are not limited to:

•	compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act;

•	compliance with any new rules that may be adopted by the Public Company Accounting Oversight Board;

•
compliance with any new or revised financial accounting standards applicable to public companies without an extended transition period. See below for further discussion of financial accounting standards adopted in the current year;

•	full disclosure regarding executive compensation required of larger public companies; and

•	compliance with the requirement of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved.

Cash and Cash Equivalents

The Company considers all unrestricted, highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

The Company does not accrue interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a small portion of progress billings on the contract price, typically 10%, to be withheld by the customer until after the Company has completed work on the project. Based on the Company’s experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year.

The Company grants trade credit, on a non-collateralized basis, to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company analyzes specific accounts receivable and contract assets balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible, the account balance is written off against the allowance for doubtful accounts.

Activity in the allowance for doubtful accounts for the periods indicated was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Allowance for doubtful accounts at beginning of period	$42	$216	$135
Plus: provision for (reduction in) allowance	33	(174)	81
Less: write-offs, net of recoveries	—	—	—
Allowance for doubtful accounts at period-end	$75	$42	$216

Revenue Recognition

The Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is also referred to as Accounting Standards Codification (“ASC”) Topic 606, under the modified retrospective transition approach effective January 1, 2019, with application to all existing contracts that were not substantially completed as of January 1, 2019. The impacts of adoption on the Company’s opening balance sheet were primarily related to variable consideration on unapproved change orders. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods; however, certain balances have been reclassified to conform to the current year presentation.
The effect of the changes made to the Company’s consolidated January 1, 2019 balance sheet for the adoption of ASC Topic 606 were as follows:

Balance Sheet (in thousands)	Balance as of December 31, 2018 (a)	Adjustment due to Topic 606(b)	Balance as of December 31, 2018	ASC 606 Cumulative Effect Adjustment	Balance as of January 1, 2019
Assets
Accounts receivable, net (b)	225,366	(64,000)	161,366	—	161,366
Costs and estimated earnings in excess of billings on uncompleted contracts	47,121	(47,121)	—	—	—
Contract assets (b)	—	111,121	111,121	961	112,082
Deferred income taxes	11,215	—	11,215	(279)	10,936

Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	62,234	(62,234)	—	—	—
Contract liabilities (b)	—	62,234	62,234	(68)	62,166

Equity
Accumulated deficit	(135,931)	—	(135,931)	750	(135,181)

(a)	Balances as previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(b)
Prior to the adoption of Topic 606, retainage receivable balances were included within accounts receivable. Prior year’s retainage receivables balance has been reclassified to contract assets to conform to the current year presentation.

Under Topic 606, revenue is recognized when control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is recognized by the Company primarily over time utilizing the cost-to-cost measure of progress for fixed price, time and materials and other service contracts, consistent with the Company’s previous revenue recognition practices.
The adoption of Topic 606 did not have a material effect on the Company's consolidated financial statements; related to revenues, contract assets/liabilities, deferred taxes and net loss as compared with the Company’s previous revenue recognition practices under ASC Topic 605.
Contracts
The Company derives revenue primarily from construction projects performed under contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, time and materials, or unit price with a breakdown shown below. Renewable energy projects are performed for private customers while our specialty civil projects are performed for a mix of public and private customers.
Revenue derived from projects billed on a fixed-price basis totaled 94.8%, 96.2% and 97.8% of consolidated revenue from continuing operations for the years ended December 31, 2019, 2018 and 2017, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 5.2%, 3.8% and 2.2% of consolidated revenue from continuing operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Revenue from construction contracts is recognized over time using the cost-to-cost measure of progress. For these contracts, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered.
Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The cost estimation and review process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and profit recognition. Changes in these factors could result in revisions to revenue and costs of revenue in the period in which the revisions are determined on a prospective basis, which could materially affect the Company’s consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account under Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The Company’s contracts often require significant integrated services, and even when delivering multiple distinct services, are generally accounted for as a single performance obligation. Contract amendments and change orders are generally not distinct from the existing contract due to the significant integrated service provided in the context of the contract, and are accounted for as a modification of the existing contract and performance obligation. The majority of the Company’s performance obligations are completed within one year with the exception of certain specialty civil service contracts.
When more than one contract is entered into with a customer on or close to the same date, the Company evaluates whether those contracts should be combined and accounted for as a single contract as well as whether those contracts should be accounted for as more than one performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the various contracts, which could change the amount of revenue and profit recognition in a given period depending upon the outcome of the evaluation.
Remaining performance obligations represent the amount of unearned transaction prices for fixed price contracts and open purchase orders for which work is wholly or partially unperformed. As of December 31, 2019, the amount of the Company’s remaining performance obligations was $1,315.2 million. The Company expects to recognize approximately 85.5% of its remaining performance obligations as revenue in 2020, with the remainder recognized primarily in 2021.
Variable Consideration
Transaction pricing for the Company’s contracts may include variable consideration, which is comprised of items such as change orders, claims, incentives and liquidated damages. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available. The effect of variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders, claims and liquidated damages reflected in transaction price are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of December 31, 2019 and 2018, the Company included approximately $73.3 million and $45.0 million, respectively, of unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.

Disaggregation of Revenue
The following tables disaggregate revenue by contract type, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the year ended December 31, 2019:

(in thousands)	December 31, 2019

Renewables
Wind	830,653
Solar	3,376
$834,029

Specialty Civil
Heavy civil	351,476
Rail	174,332
Environmental	99,926
$625,734

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %			Accounts Receivable %
	Year Ended December 31,			December 31,
	2019	2018	2017	2019	2018
Company A (Renewables Segment)	*	21.0%	*	*	20.0%
Company B (Specialty Civil Segment)	10.9%	*	*	*	19.0%
Company C (Renewables Segment)	*	*	21.0%	*	*
Company D (Renewables Segment)	*	*	11.0%	*	*
Company E (Renewables Segment)	*	*	11.0%	*	*
Company F (Renewables Segment)	*	*	14.0%	*	*
———
* Amount was not above 10% threshold.

Self-Insurance

The Company is self-insured up to the amount of its deductible for its medical and workers’ compensation insurance policies. For the years ended December 31, 2019, 2018 and 2017, the Company maintained insurance policies subject to per claim deductibles of $0.5 million, for its workers' compensation policy. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported with assistance from third-party actuaries. The Company’s liability for employee group medical claims is based on analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is also required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states.

The Company’s self-insurance liability is reflected in the consolidated balance sheets within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly, however, these insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends. Although management believes its accruals are adequate, a change in experience or actuarial assumptions could materially affect the Company’s results of operations in a particular period. As of December 31, 2019 and 2018, the gross amount accrued for medical insurance claims totaled $0.7 million and $0.6 million, respectively, and the gross amount accrued for workers’ compensation claims totaled $3.2 million and $2.1 million, respectively. For the years ended December 31, 2019, 2018 and 2017, health care expense totaled $5.9 million, $2.4 million and $1.1 million, respectively, and workers' compensation expense totaled $9.1 million, $5.8 million and $3.4 million, respectively.

Company-Owned Life Insurance

The Company has life insurance policies on certain key executives. Company-owned life insurance is recorded at its cash surrender value or the amount that can be realized.

As of December 31, 2019 and 2018, the Company had a long-term asset of $4.8 million and $3.9 million, respectively, related to these policies. For the years ended December 31, 2019, 2018 and 2017, the Company recognized an increase of $0.9 million, a decrease of $0.4 million and an increase of $2.0 million, respectively, in the cash surrender value of these policies.

Leases

In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs. The Company reviews all arrangements for potential leases, and at inception, determines whether a lease is an operating or finance lease. Lease assets and liabilities, which generally represent the present value of future minimum lease payments over the term of the lease, are recognized as of the commencement date. Leases with an initial lease term of twelve months or less are classified as short-term leases and are not recognized in the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised.

Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment, and are based on the facts and circumstances related to the specific lease. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business need are considered to determine if a renewal option is reasonably certain to be exercised. The implicit rate in a lease agreement is used when it can be determined. Otherwise, the incremental borrowing rate, which is based on information available as of the lease commencement date, including applicable lease terms and the current economic environment, is used to determine the value of the lease obligation.

Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost, or if acquired in a business combination, at the acquisition-date fair value, less accumulated depreciation. Depreciation of property, plant and equipment, including property and equipment under capital leases, is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in other income or expense.

The assets’ estimated lives used in computing depreciation for property, plant and equipment are as follows:

Buildings and leasehold improvements	2 to 39 years
Construction equipment	3 to 15 years
Office equipment, furniture and fixtures	3 to 7 years
Vehicles	3 to 5 years

Intangible Assets, Net

The Company's intangible assets represent finite-lived assets that were acquired in a business combination, consisting of customer relationships, trade names and backlog, and are recorded at acquisition-date fair value, less accumulated amortization. These assets are amortized over their estimated lives, which are generally based on contractual or legal rights. Amortization of customer relationship and trade name intangibles is recorded within selling, general and administrative expenses in the consolidated statements of operations, and amortization of backlog intangibles is recorded within cost of revenue. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or otherwise used up. The amounts and useful lives assigned to intangible assets acquired impact the amount and timing of future amortization.

Impairment of Property, Plant and Equipment and Intangibles

Management reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. There were no impairments of property, plant and equipment or intangible assets recognized during the years ended December 31, 2019, 2018 and 2017.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of acquired intangible and tangible assets. Goodwill is not amortized but rather is assessed at least annually for impairment on October 1st and tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment.

The quantitative assessment for goodwill requires the Company to compare the carrying value of a reporting unit, including goodwill, to its fair value using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions including preparation of revenue and profitability growth forecasts, selection of a discount rate and selection of a terminal year multiple. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the Company would record an impairment charge equal to the difference, not to exceed the carrying amount of goodwill.

In our Specialty Civil segment, we valued these reporting units using the income approach based on their expected future cash flows. The critical assumptions that factored into the valuations are the projected future revenues and operating EBITDA margins of the business, their terminal growth rates, as well as the discount rate used to present value the future cash flows. While none of our reporting units recorded a goodwill impairment in 2019, we determined that the CCS Reporting Unit is our only reporting unit where the estimated fair value does not substantially exceed the carrying value. The estimated fair value of the reporting unit exceeds its carrying amount by approximately 2.8%. Total goodwill in this reporting unit is $29.8 million. The goodwill in this reporting unit is primarily attributable to the acquisition of CCS at fair value late in fiscal 2018. As a result, we did not expect the estimated fair value would exceed the carrying value by a significant amount.

Business Combinations

The Company accounts for its business combinations by recognizing and measuring in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interests (if applicable) in the acquiree at the acquisition date. Purchase are accounted for using the acquisition method, and the fair value of purchase consideration is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess, if any, of the fair value of the purchase consideration over the fair value of the identifiable net assets is recorded as goodwill. Conversely, the excess, if any, of the net fair values of the identifiable net assets over the fair value of the purchase consideration is recorded as a gain. The fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques, and these valuations require management to make significant estimates and assumptions. These estimates and assumptions are inherently uncertain, and as a result, actual results may materially differ from estimates. Significant estimates include, but are not limited to, future expected cash flows, useful lives and discount rates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to either goodwill or gain, depending on whether the fair value of purchase consideration is in excess of or less than net assets acquired. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition costs related to business combinations are expensed as incurred.

Contingent Consideration

As part of the Merger, the Company agreed to issue additional common shares to the Seller upon satisfaction of financial targets for 2019 and 2018. This contingent liability, which is presented as contingent consideration in the consolidated balance sheets, was measured at its estimated fair value as of the Closing Date using a Monte Carlo simulation and subsequent changes in fair value are recorded within other (expense) income, net in the consolidated statement of operations. See Note 7. Fair Value of Financial Instruments for further discussion.

Debt Issuance Costs

Financing costs incurred with securing a term loan or series B preferred stock are deferred and amortized to interest expense, net over the maturity of the respective agreements using the effective interest method and are presented as a direct deduction from the carrying amount of the related debt. Financing costs incurred with securing a revolving line of credit are deferred and amortized to interest expense, net over the contractual term of the arrangement on a straight-line basis and are presented as a direct deduction from the carrying amount of the related debt.

Stock-Based Compensation

IEA has an equity plan which grants stock options (“Options”) and restricted stock units (“RSUs”) to certain key employees and members of the Board of Directors of the Company (the “Board”) for their services. The Company recognizes compensation expense for these awards in accordance with the provisions of ASC 718, Stock Compensation, which requires the recognition of expense related to the fair value of the awards in the Company’s consolidated statement of operations.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), which enacted major changes to the U.S. tax code, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company’s U.S. deferred income tax balances were required to be remeasured in 2017. Management considered the implications of the 2017 Tax Act, including the rate change, 100% immediate expensing, toll charge, Alternative Minimum Tax (“AMT”) credit change and state impacts on the calculation of the provision for income taxes for the year ended December 31, 2017 and the effect of these changes in tax law was $0.3 million, which the Company recognized within the provision for income taxes in the consolidated statement of operations for the year ended December 31, 2017.

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
Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions and valuation techniques when little or no market data exists for the assets or liabilities. The Company has Series B Preferred Stock, Warrants and the Rights Offering value in Level 3.

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision makers are the chief executive officer and chief financial officer. The Company reports its operations as two reportable segments.

Recently Adopted Accounting Standards - Guidance Adopted in 2019

In May 2014, the FASB issued Topic 606, which replaces most existing revenue recognition guidance in GAAP. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company adopted the requirements of Topic 606, under the modified retrospective transition approach effective January 1, 2019, with application to all existing contracts that were not substantially completed as of January 1, 2019. The impacts of adoption on the Company’s opening balance sheet were primarily related to variable consideration on unapproved change orders. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods; however, certain balances have been reclassified to conform to the current year presentation. See “Revenue Recognition” section above and Note 4. Contract Assets and Liabilities for further discussion of adopted guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is effective for annual reporting periods beginning after December 15, 2018. Under Topic 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 requires entities to adopt the new lease standard using a modified retrospective method and initially apply the related guidance at the beginning of the earliest period presented in the financial statements.

The Company adopted Topic 842 using the modified retrospective method as of January 1, 2019, without adjusting comparative periods in the financial statements. The most significant effect of the new guidance was the recognition of operating lease right-of-use assets and a liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. The Company elected to utilize the package of practical expedients that allowed entities to: (1) not reassess whether any expired or existing contracts were or contained leases; (2) retain the existing classification of lease contracts as of the date of adoption; (3) not reassess initial direct costs for any existing leases; and (4) not separate non-lease components for all classes of leased assets. The Company recognized approximately $23.1 million of lease assets and liabilities for operating leases upon adoption of ASU 2016-02. The adoption of Topic 842 did not have an effect on the Company's results of operations or cash flows. For additional information about the Company’s leases, see Note 9. Commitments and Contingencies.
In January 2017, the FASB issued ASU 2017-04,"Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted the standard on January 1, 2019, and it did not have an impact on our financial position, results of operations, or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13,“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade accounts receivables. The expected credit loss methodology under ASU 2016-13 is based on historical experience, current conditions and reasonable and supportable forecasts, and replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP. The ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We are still evaluating the new standard but do not expect it to have a material impact on our estimate of the allowance for uncollectable accounts.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for recurring and non-recurring fair value measurements, such as the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. Certain disclosures per this ASU are required to be applied on a retrospective basis and others on a prospective basis. We do not expect the adoption of this ASU to have a material impact on our disclosures.

In December 2019, the FASB issued ASU No. 2019-12,“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis. We are currently evaluating the potential effects of adopting the provisions of ASU No. 2019-12.

Management has evaluated other recently issued accounting pronouncements and does not believe that they will have a significant impact on the Company's consolidated financial statements and related disclosures.

Note 2. Merger and Acquisitions

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

Pursuant to the Merger Agreement, the Company was required to issue to the Seller up to an additional 9,000,000 common shares in the aggregate based upon satisfaction of financial targets for 2018 and 2019. As of December 31, 2019, the financial targets were not achieved, for further discussion see Note 7. Fair Value of Financial Instruments for further discussion.

Acquisitions

CCS

On September 25, 2018, IEA Services acquired CCS for $106.6 million in cash. The Company financed this acquisition through borrowings on its new credit facility as discussed in Note 8. Debt.

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

William Charles

On November 2, 2018, IEA Services acquired William Charles for $77.7 million, consisting of $73.2 million in cash and $4.5 million of the Company's common stock (477,621 common shares at $9.45 share price). The Company financed the cash portion of this acquisition through borrowings on its new credit facility as discussed in Note 8. Debt.

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

Acquisition Accounting

The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the respective acquisition date at fair value for the business combinations described above. The values for CCS were finalized as of June 30, 2019 and finalized for William Charles as of September 30, 2019.

Identifiable assets acquired and liabilities assumed (in thousands)	CCS(1)	William Charles(2)
Cash	$6,413	$6,641
Accounts receivable	58,041	69,740
Costs and estimated earnings in excess of billings on uncompleted contracts	9,512	16,095
Other current assets	1,813	7,999
Property, plant and equipment	59,952	47,899
Intangible assets:
Customer relationships(3)	19,500	7,000
Trade names(3)	8,900	4,500
Backlog(3)	8,400	5,500
Deferred income taxes(4)	(2,361)	—
Other non-current assets	134	75
Accounts payable and accrued liabilities	(25,219)	(60,962)
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,194)	(14,810)
Debt, less current portion	(52,257)	(15,672)
Capital lease obligations, including current portion	(1,124)	—
Other non-current liabilities	(704)	(907)
Total identifiable net assets	76,806	73,098
Goodwill	29,773	4,581
Total purchase consideration	$106,579	$77,679
———
(1) The estimated acquisition-date fair values pertaining to CCS reflect the following significant changes from December 31, 2018: an increase to property, plant and equipment of $2.5 million, an increase to deferred income taxes of $1.6 million, and a decrease to goodwill of $4.1 million.

(2)
The estimated acquisition-date fair values pertaining to William Charles reflect the following change from December 31, 2018; a decrease to property, plant and equipment of $1.2 million and an increase to goodwill of $1.2 million.

(3)	See Note 5. Goodwill and Intangible Assets, Net for disclosure of the weighted average amortization period for each major class of acquired intangible asset.
(4) The Company's consolidated deferred income taxes are presented as a net deferred tax asset (long-term) in the consolidated balance sheet as of December 31, 2019.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisitions of CCS and William Charles is related to the expected, specific synergies and other benefits that the Company believes will result from combining the operations of CCS and William Charles with the operations of IEA. This goodwill is related to the Company's Specialty Civil segment and is deductible for income tax purposes, with the exception of $2.9 million for CCS that is not deductible.

Impact of Acquisitions

The following table summarizes the results of operations included in the Company's consolidated statement of operations for CCS and William Charles from their respective date of acquisition.

	Year Ended December 31, 2019		Year Ended December 31, 2018
(in thousands)	CCS	William Charles	CCS	William Charles
Revenue	$281,095	$301,185	$76,029	$49,607
Net (loss) income	39	11,702	(613)	2,256

Acquisition-related costs incurred by the Company for the acquisitions of CCS and William Charles were $6.6 million and $7.6 million, respectively, for the year ended December 31, 2018, and are included within selling, general and administrative expenses in the consolidated statement of operations. Such costs primarily consisted of professional services and adviser fees. There were no acquisition-related costs incurred for the years ended December 31, 2019 and 2017.

The following table provides the supplemental unaudited total revenue and net (loss) income of the Company had the acquisition date of CCS and William Charles been the first day of IEA's fiscal year 2017 and 2019 statement of operation results.

	Year Ended December 31,
(in thousands, except per share data)	2019	Pro forma 2018	Pro forma 2017
Revenue	$1,459,763	$1,257,616	$997,018
Net (loss) income	6,231	(840)	5,792
Net (loss) income per common share - basic and diluted	(0.97)	(2.25)	0.27

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

Note 3. Contract Assets and Liabilities

The timing of when we bill our customers is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to revenue recognition, resulting in unbilled revenue, which is a contract asset. Also, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in deferred revenue, which is a contract liability.

Contract assets in the Consolidated Balance Sheets represents the following:

•	costs and estimated earnings in excess of billings, which arise when revenue has been recorded but the amount will not be billed until a later date; and

•	retainage amounts for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones;

Contract assets consist of the following:

	December 31,
(in thousands)	2019	2018
Costs and estimated earnings in excess of billings on uncompleted contracts	91,543	47,121
Retainage receivable	87,760	64,000
	179,303	111,121

Contract liabilities in the Consolidated Balance Sheets represents billings in excess of costs and estimated earnings on billings in excess of contract revenue recognized to date, and the accrued loss provision.

Contract liabilities consist of the following:

	December 31,
(in thousands)	2019	2018
Billings in excess of costs and estimated earnings on uncompleted contracts	115,570	60,735
Loss on contracts in progress	64	1,431
	115,634	62,166

The contract receivables amount as of December 31, 2019 and 2018 includes unapproved change orders of approximately $9.2 million and 9.2 million , respectively, for which the Company is pursuing settlement through dispute resolution.

Gross profit for the year ended December 31, 2018 includes a charge of approximately $5.6 million related to a dispute with a specific customer concerning change orders with respect to one specific project completed in the second quarter of 2018. The Company believes that the charge reflected in the disputed change orders are properly the obligation of the customer. Nonetheless, the Company elected to settle the dispute and absorb these costs in order to maintain a valuable customer relationship. There were no similar charges included within gross profit for the years ended December 31, 2019 and 2017.

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of the dates indicated:

	December 31,
(in thousands)	2019	2018
Buildings and leasehold improvements	$2,919	$4,614
Land	17,600	19,394
Construction equipment	173,434	175,298
Office equipment, furniture and fixtures	3,487	2,994
Vehicles	6,087	4,991
Total property, plant and equipment	203,527	207,291
Accumulated depreciation	(63,039)	(31,113)
Property, plant and equipment, net	$140,488	$176,178

Depreciation expense for property, plant and equipment was $34.6 million, $13.7 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In October 2017, IEA Services made an equity distribution to the Seller in the form of land and a building with a total net book value at the date of distribution of $4.7 million.

Note 5. Goodwill and Intangible Assets, Net

The following table provides the changes in the carrying amount of goodwill for 2019 and 2018:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2018	$3,020	$—	$3,020
Acquisitions	—	37,237	37,237
December 31, 2018	3,020	37,237	40,257
Acquisition adjustments	—	(2,884)	(2,884)
December 31, 2019	$3,020	34,353	$37,373

Intangible assets, net consisted of the following as of the dates indicated:

	December 31, 2019				December 31, 2018
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life
Customer relationships	$26,500	$(4,695)	$21,805	6 years	$27,000	$(814)	$26,186	7 years
Trade names	13,400	(3,305)	10,095	4 years	13,400	(575)	12,825	5 years
Backlog	13,900	(8,528)	5,372	1 year	13,400	(1,537)	11,863	2 years
	$53,800	$(16,528)	$37,272		$53,800	$(2,926)	$50,874

Amortization expense associated with intangible assets for the years ended December 31, 2019, 2018 and 2017 totaled $13.6 million, $3.0 million and $0.1 million, respectively.

The following table provides the annual intangible amortization expense expected to be recognized for the years 2020 through 2024:

(in thousands)	2020	2021	2022	2023	2024
Amortization expense	$11,837	$6,466	$6,466	$5,841	$3,786

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	December 31,
(in thousands)	2019	2018
Accrued project costs	$120,755	$61,689
Accrued compensation and related expenses	26,367	15,939
Other accrued expenses	10,981	16,431
	$158,103	$94,059

Note 7. Fair Value of Financial Instruments

The following table presents the Company's financial instruments measured at fair value on a recurring basis, classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the consolidated balance sheets:

	December 31, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$—	$—	$—	$—	$23,082	$23,082
Series B Preferred Stock - Series A Conversion Warrants and Exchange Warrants	—	—	4,317	4,317	—	—	—	—
Series B-1 Preferred Stock - Additional 6% Warrants	—	—	400	400	—	—	—	—
Series B-3 Preferred - Closing Warrants	—	—	11,491	11,491	—	—	—	—
Rights offering	—	—	1,383	1,383	—	—	—	—
Total liabilities	$—	$—	$17,591	$17,591	$—	$—	$23,082	$23,082

The following table reconciles the beginning and ending balances of recurring fair value measurements using Level 3 inputs for the years ended December 31, 2019 and 2018. There were no changes in such balances for the year ended December 31, 2017.

(in thousands)	Contingent Consideration	Series B Preferred - Series A Conversion Warrants and Exchange Warrants	Series B Preferred - Additional 6% Warrants	Series B-3 Preferred - Closing Warrants	Rights Offering
Beginning Balance, December 31, 2017	$—	$—	$—	$—	$—
Contingent consideration issued during Merger	69,373	—	—	—	—
Fair value adjustment - (gain) recognized in other income	(46,291)	—	—	—	—
Ending Balance, December 31, 2018	$23,082	$—	$—	$—	$—
Preferred Series B Stock - initial fair value	—	5,646	400	7,900	1,383
Fair value adjustment - (gain) loss recognized in other income	(23,082)	(1,329)	—	3,591	—
Ending Balance, December 31, 2019	$—	$4,317	$400	$11,491	$1,383

Contingent Consideration

Pursuant to the Merger Agreement, the Company shall issue to the Seller up to an additional 9,000,000 common shares in the aggregate, which shall be fully earned if the final 2018 and 2019 financial targets are achieved. As of December 31, 2018, the Company recorded the contingent consideration liability at fair value, which was estimated using a Monte Carlo simulation based on certain significant unobservable inputs, such as a risk rate premium, peer group EBITDA volatility, stock price volatility and projected Adjusted EBITDA for the Company for 2019. The calculation derived a fair value adjustment of $46.3 million to the liability based on 2018 actual financial results and the expected probability of reaching the full amount of contingent consideration in 2019. The Company did not achieve the 2019 financial targets and therefore recorded a $23.1 million fair value adjustment to the liability.

Significant unobservable inputs used in the fair value calculation as of the periods indicated were as follows:

	December 31, 2018	March 26, 2018
Risk premium adjustment	8.0%	5.0%
Risk-free rate	2.6%	2.0%
EBITDA volatility	14.0%	24.5%
Stock price volatility	37.1%	27.9%
Correlation of EBITDA and stock price	75.0%	75.0%

The following table sets forth information regarding the Company's assets measured at fair value on a non-recurring basis (in thousands):

	December 31, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Series B Preferred Stock	$—	$—	$153,400	$153,400	$—	$—	$—	$—

Equity:
Series B-1 and B-2 Preferred Stock - Warrants at closing	$—	$—	$14,100	$14,100	$—	$—	$—	$—

As described below, the Company entered into three Equity Commitment agreements at various dates during the year with Ares Management (“Ares”) and funds managed by Oaktree Capital Management (“Oaktree”). These resulted in Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) and Series B-3 Preferred Stock (the “Series B-3 Preferred Stock”) (collectively referred to as “Series B Preferred Stock”).

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

On October 29, 2019, the Company entered into the Third Equity Commitment Agreement (the “Third Equity Commitment Agreement”) among the Company, funds managed by Ares and funds managed by Oaktree. Pursuant to the Third Equity Commitment Agreement, the Company agreed to issue and sell 80,000 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock”) and 3,568,750 Warrants for an aggregate purchase price of $80.0 million (the “Initial Closing”).

After the Initial Closing, Ares and Oaktree, pursuant to the Third Equity Commitment Agreement each required, subject to certain conditions, to purchase up to an additional 15,000 shares and 515,625 warrants if the Company did not repay at least $15.0 million of term loan by December 2019 (2019 Commitment). The agreement also required, subject to certain conditions to purchase up to an additional 15,000 shares and 515,625 warrants if the Company did not repay an additional $15.0 million of term loan by March 2020 (2020 Commitment). As of December 31, 2019, the Company had repaid $15.0 million of the debt related to the term loan and expects to pay the remaining $15.0 million in March 2020.

Rights Offering Agreement

On October 29, 2019, the Company entered into the Rights Offering Agreement (the “Rights Agreement”). The Company has agreed to conduct a rights offering and to distribute a transferrable right, but not the obligation, to purchase Series B-3 Preferred Stock and warrants to purchase common stock to the holders of the Company’s outstanding Common Stock (the “Rights Offering”). The Rights Offering will be subject to a maximum participation of 15,000 shares of Series B-3 Preferred Stock being issued, plus warrants at the rate of 5.5 per $160 of Series B-3 Preferred Stock purchased. On March 4, 2020, the Company completed the Rights Offering. For further discussion see Note 16. Subsequent Event.

Preferred Stock Exchange Agreement

On October 29, 2019, the Company entered into the Preferred Stock Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the holder of our Series A Preferred Stock agreed to exchange 50% of its total Series A Preferred Stock outstanding into shares of Series B-3 Preferred Stock and Warrants. On November 14, 2019 the holders of the Series A Preferred Stock exchanged 17,482.5 million shares and were issued 657,383 exchange warrants.

The information below describes the balance sheet classification and the recurring/nonrecurring fair value measurement:

Series B Preferred Stock (non-recurring) - The Series B Preferred Stock were recorded at relative fair value as debt which was estimated using a discounted cashflow model based on certain significant unobservable inputs, such as accumulated dividend rates, and projected Adjusted EBITDA for the life of the Series B Preferred Stock. The fair value of the liability for each of the transactions, was a combined $153.4 million and recorded on the balance sheet as debt.

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

Series B-3 Preferred Stock - Warrants at closing (recurring) - On November 14, 2019, 3,568,750 if converted shares of common stock were issued and were valued at the closing stock price of $2.20 and these were recorded as a liability and marked to market at December 31, 2019 at a price of $3.22.

Series B Preferred Stock - Series A Conversion Warrants and Exchange Warrants (recurring) - The certificate of designation for the Series A Preferred Stock was amended in connection with the Company entering into the First Equity Commitment Agreement. The conversion rights were amended to allow the holders of Series A Preferred Stock to convert all or any portion of Series A Preferred Stock outstanding at any point in time. If converted, the holders of the Series B Preferred Stock would be entitled to additional warrants, with an exercise price of $0.0001. These warrants were fair valued using the closing stock price of $4.21 on May 20, 2019, at an estimated if-converted share count and recorded as a liability. On October 29, 2019, the holders of Series A Preferred Stock converted 50% of their shares to Series B Preferred Stock and reduced the number of the potential additional warrants. In the exchange the holders of Series A Preferred Stock were issued 657,383 if-converted shares of common stock at the closing stock price of $2.20 and these were recorded as a liability and marked to market at December 31, 2019 at a price of $3.22.

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

Rights offering - The Company is currently conducting a rights offering and each shareholder as of the record date was issued a right to purchase Series B Preferred Stock and 34.38 warrants. The right that was issued was fair valued using a Black-Scholes model based on certain significant unobservable inputs, such as a risk rate premium, stock price volatility, dividend yield and expected term of rights offering. The right offering fair value was recorded as a liability and was a deemed dividend to common stockholders and reflected as a reduction in additional paid in capital.

2019 Commitment and 2020 Commitment - The Company used a probability weighted assumption to value the 2019 and 2020 Commitment. The probability of the Company having to take the 2019 or 2020 Commitment was low and the fair value was immaterial. These were not recorded as liabilities as of December 31, 2019.

Other financial instruments of the Company not listed in the table above primarily consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values, based on the nature and short maturity of these instruments, and they are presented in the Company's consolidated balance sheets at carrying cost. Additionally, management believes that the carrying value of the Company's outstanding debt balances, further discussed in Note 8. Debt, approximate fair value due to their floating interest rates.

Note 8. Debt

Debt consists of the following obligations as of:

	December 31,
(in thousands)	2019	2018
Term loan	$182,687	$300,000
Line of credit	—	46,500
Commercial equipment notes	4,456	5,341
Total principal due for long-term debt	187,143	351,841
Unamortized debt discount and issuance costs	(22,296)	(23,534)
Less: Current portion of long-term debt	(1,946)	(32,580)
Long-term debt, less current portion	$162,901	$295,727

Debt - Series B Preferred Stock	180,444	—
Unamortized debt discount and issuance costs	(14,303)	—
Long-term Series B Preferred Stock	166,141	—

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

Third Amended and Restated Credit Agreement

On May 20, 2019, the Third Amended and Restated Credit and Guarantee Agreement (the “Third A&R Credit Agreement”) became effective.

Term loan borrowings mature on September 25, 2024 and are subject to quarterly amortization of principal, commencing on the last day of the first quarter of 2019, in an amount equal to 2.5% of the aggregate principal amount of such loans. Beginning with 2020, an additional annual payment is required equal to 75% of Excess Cash Flow (as defined in the “Third A&R Credit Agreement”) for the preceding fiscal year if such Excess Cash Flow is greater than $2.5 million, with the percentage of Excess Cash Flow subject to reduction based upon the Company’s consolidated leverage ratio.

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

Interest on the consenting lender term loan tranche accrues at a per annum interest rate of, at the Company's option, (x) LIBOR plus a margin of 8.25% or (y) an alternate base rate plus a margin of 7.25%; provided however, that upon achieving a First Lien Net Leverage Ratio (as defined below) of no greater than 2.67:1.00, the margin shall permanently step down to (y) for LIBOR loans, 6.75% and (y) for alternative base rate loans, 5.75%. Interest on the non-consenting lender term loan tranche will stay at a per annum interest rate of (x) Libor plus a margin of 6.25% or (y) an alternate base rate plus a margin of 5.25%. Interest on initial revolving facility borrowings and swing line loans accrues at a rate of, at the Company's option, (x) Libor plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. The weighted average interest rate on borrowings under this credit facility as of December 31, 2019 and 2018, was 10.35% and 8.82%, respectively.

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

Debt Covenants

The terms of the Third A&R Credit Agreement include customary affirmative and negative covenants and provide for customary events of default, which include, among others, nonpayment of principal or interest and failure to timely deliver financial statements. Under the Third A&R Credit Agreement, the financial covenant to which the Credit Parties as defined therein are subject provides that the First Lien Net Leverage Ratio (as defined therein) may not exceed (i) prior to the fiscal quarter ending December 31, 2019, 4.75:1.0, (ii) from and after the fiscal quarter ending December 31, 2020, 3.50:1.0, (iii) from an prior to the fiscal quarter ending December 31, 2021, 2.75:1.0, and (iv) from an after March 31, 2022, 2.25:1.0. Under the Third A&R Credit Agreement, the Company is not to obtain an equity infusion to cure for any covenant violations for fiscal quarter ending in 2019, excluding the Series B Preferred Stock. Thereafter, the Company will have access to a customary equity cure.

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

Contractual Maturities

Contractual maturities of the Company's outstanding principal on debt obligations as of December 31, 2019 are as follows:

(in thousands)	Maturities
2020	$1,946
2021	1,211
2022	783
2023	536
2024	182,667
Thereafter	—
Total	$187,143

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2019 and 2018, the Company was contingently liable under letters of credit issued under its respective revolving lines of credit in the amount of $21.0 million and $3.0 million, respectively, related to projects. In addition, as of December 31, 2019 and 2018, the Company had outstanding surety bonds on projects of $2.4 billion and $1.7 billion, respectively.

Note 9. Commitments and Contingencies

In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs. The Company reviews all arrangements for potential leases, and at inception, determines whether a lease is an operating or finance lease. Lease assets and liabilities, which generally represent the present value of future minimum lease payments over the term of the lease, are recognized as of the commencement date. Under Topic 842, leases with an initial lease term of twelve months or less are classified as short-term leases and are not recognized in the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised.
Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment, and are based on the facts and circumstances related to the specific lease. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business need are considered to determine if a renewal option is reasonably certain to be exercised. The implicit rate in a lease agreement is used when it can be determined. Otherwise, the incremental borrowing rate, which is based on information available as of the lease commencement date, including applicable lease terms and the current economic environment, is used to determine the value of the lease obligation.
The Company has obligations, exclusive of associated interest, recognized under various finance leases for equipment totaling $64.2 million and $63.5 million at December 31, 2019 and 2018, respectively. Gross amounts recognized within property, plant and equipment, net in the consolidated balance sheets under these finance lease agreements at December 31, 2019 and 2018 totaled $116.1 million and $76.9 million, less accumulated depreciation of $34.0 million and $10.1 million, respectively, for net balances of $82.1 million and $66.8 million. Depreciation of assets held under the finance leases is included within cost of revenue in the consolidated statements of operations.

The future minimum payments of finance lease obligations are as follows:

(in thousands)
2020	$25,966
2021	22,000
2022	17,935
2023	3,486
2024	—
Thereafter	—
Future minimum lease payments	69,387
Less: Amount representing interest	5,149
Present value of minimum lease payments	64,238
Less: Current portion of finance lease obligations	23,183
Finance lease obligations, less current portion	$41,055

Operating Leases

In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including a related party lease (see Note 15. Related Parties). Rent and related expense for operating leases that have non-cancelable terms totaled approximately $9.9 million, $6.1 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. If the operating lease expense is related to projects it is charged to that specific project and included in cost of revenue. In addition, the Company has short-term equipment rentals, which are less than a year in duration and expense as incurred.

The Company has long-term power-by-the-hour equipment rental agreements, included in non-cancelable operating lease expense above, with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement.

The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements was $4.4 million for the year ended December 31, 2019.

The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)
2020	$12,308
2021	10,353
2022	8,149
2023	5,697
2024	2,982
Thereafter	20,461
Future minimum lease payments	59,950
Less: Amount representing interest	15,750
Present value of minimum lease payments	44,200
Less: Current portion of operating lease obligations	9,628
Operating lease obligations, less current portion	$34,572

Lease Information

For the year ended
December 31, 2019

Finance Lease cost:
Amortization of right-of-use assets	22,609
Interest on lease liabilities	5,480
Operating lease cost	9,871
Short-term lease cost	46,540
Variable lease cost	4,361
Sublease Income	(103)
Total lease cost	$88,758

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$5,480
Operating cash flows from operating leases	$17,061
Financing cash flows from finance leases	$22,850
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,018
Right-of-use assets obtained in exchange for new operating lease liabilities	$28,498
Weighted-average remaining lease term - finance leases	2.85 years
Weighted-average remaining lease term - operating leases	8.24 years
Weighted-average discount rate - finance leases	6.60%
Weighted-average discount rate - operating leases	6.93%

Deferred Compensation

The Company has two deferred compensation plans. The first plan is a supplemental executive retirement plan established in 1993 that covers four specific employees or former employees, whose deferred compensation is determined by the number of service years. Payment of the benefits is to be made for 20 years after employment ends. Two former employees are currently receiving benefits, and two participants are still employees of the Company. The two current employees have both reached the full benefit level, and as a result, the present value of the liability is estimated using the normal retirement method. Payments under this plan for 2019 were $0.1 million. Maximum aggregate payments per year if all participants were retired would be $0.3 million. As of December 31, 2019 and 2018, the Company had a long-term liability of $4.3 million and $3.2 million, respectively, for the supplemental executive retirement plan.

The Company offers a non-qualified deferred compensation plan which is made up of an executive excess plan and an incentive bonus plan. This plan was designed and implemented to enhance employee savings and retirement accumulation on a tax-advantaged basis, beyond the limits of traditional qualified retirement plans. This plan allows employees to: (i) defer annual compensation from multiple sources; (ii) create wealth through tax-deferred investments; (iii) save and invest on a pretax basis to meet accumulation and retirement planning needs; and (iv) utilize a diverse choice of investment options to maximize returns. Executive awards are expensed when vested. Project Management Incentive Payments are expensed when awarded as they are earned through the course of the performance of the project to which they are related. Other incentive payments are expensed when vested as they are considered to be earned by retention. Unrecognized compensation expense for the non-qualified deferred compensation plan at December 31, 2019, 2018 and 2017 was $1.5 million, $2.2 million and $1.3 million, respectively. As of December 31, 2019 and 2018, the Company had a long-term liability of $3.7 million and $3.0 million, respectively, for deferred compensation to certain current and former employees.

Legal Proceedings

The Company is involved in a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. While the Company believes it has good defense against these cases and intends to defend them vigorously, it cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. While the lawsuits and claims are asserted for amounts that may be material, should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Note 10. Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share (“EPS”) by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

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

Income (loss) available to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred stock from net income. If there is a net loss, the amount of the loss is increased by those preferred dividends. The contingent consideration fair value adjustment is a mark-to-market adjustment based on the Company not reaching the required financial targets for 2018 and 2019. See Note. 7 Fair Value of Financial Instruments for further discussion. The Company is required to reverse the mark-to-market adjustment from the numerator as shown below.

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

The calculations of basic and diluted EPS, are as follows:

	Year Ended December 31,
($ in thousands, except per share data)	2019	2018	2017
Numerator:
Net income from continuing operations	$6,231	$4,244	$16,525
Less: Convertible preferred share dividends	(2,875)	(1,597)	—
Less: Contingent consideration fair value adjustment	(23,082)	(46,291)	—
Net (loss) income available to common stockholders	$(19,726)	$(43,644)	$16,525

Denominator:
Weighted average common shares outstanding - basic and diluted(1)	20,431,096	21,665,965	21,577,650

Anti-dilutive:(2)
Convertible preferred shares	8,816,119	3,100.085	—
Series B Preferred Stock - Warrants at Closing	2,389,719	—	—
RSUs	904,608	59.445	—

Net (loss) income per common share - basic and diluted	$(0.97)	$(2.01)	$0.77
———

(1)
The contingent earn-out shares were not included at December 31, 2019 and 2018. See Note 7. Fair Value of Financial of Financial Instruments for discussion regarding the Company's contingently issuable earn-out shares that were not potentially dilutive.

(2)
As of December 31, 2019 and 2018, there were warrants to purchase 8,480,000 shares of common stock at $11.50 per share but were not potentially dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period.

(3)
As of December 31, 2019 and 2018, there were 646,405 and 713,260, of unvested Options and 817,817 and 187,026 of unvested performance RSUs were also not potentially dilutive as the respective exercise price or average stock price required for vesting of such award was greater than the average market price of the common stock during the period.

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

On October 29, 2019, the Company entered into the Preferred Stock Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the holder of our Series A Preferred Stock has agreed to exchange half of its total Series A Preferred Stock outstanding into shares of Series B-3 Preferred Stock and Warrants. As of December 31, 2019, the Company has 17,482.5 shares of Series A convertible preferred stock and dividends are paid on the Series A Preferred Stock when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at the following rates:

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

For the years ended December 31, 2019 and 2018, the Board declared $2.9 million and $1.6 million, respectively, in dividends to holders of Series A preferred stock.

Note 11. Stock-Based Compensation

The 2011 Profits Interest Unit Incentive Plan (the “2011 Equity Plan”) was terminated upon the closing of the Merger in March 2018 and all equity-based awards, which were granted in the form of profit units of the Seller, were canceled with no such amounts available for future issuance under the 2011 Equity Plan.

In March 2018, the Company adopted the 2018 IEA Equity Incentive Plan (the “2018 Equity Plan”), which provided for 2,157,765 shares to be available for granting to certain officers, directors and employees under the plan. The plan allows for the granting of both RSUs and Options. In June 2019, the Company amended the 2018 Equity Plan to include an additional 2,000,000 shares to be available for granting.

Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the stock-based award and is recognized as expense using the straight-line method over the employee’s requisite service period (generally the vesting period of the award) within selling, general and administrative expenses. The following table provides the components of stock-based compensation expense under the 2018 Equity Plan and the associated tax benefit recognized for the year ended December 31, 2019 and 2018. For the year ended December 31, 2017, the Company recognized $0.1 million of expense under the 2011 Equity Plan.

(in thousands)	2019	2018
Options	$825	$487
RSUs	2,193	585
Directors' compensation	998	—
Stock-based compensation expense	4,016	1,072
Tax benefit for stock-based compensation expense	—	—
Stock-based compensation expense, net of tax	$4,016	$1,072

Employee Options

Options are granted with exercise prices equal to market prices on the date of grant and expire 10 years from the date of grant. Options are typically granted to officers and key employees selected by the Compensation Committee of the Board.

The following table summarizes all Option activity:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	—	$—
Granted	713,260	10.37
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2018	713,260	$10.37	—	—
Granted	—	—
Exercised	—	—
Forfeited	(66,855)	10.37
Outstanding at December 31, 2019	646,405	$10.37	—	8.25

Vested or expected to vest at December 31, 2019	646,405	10.37	—	8.25

Exercisable at December 31, 2019	80,806	10.37	—	8.25

The Company has a policy of issuing new common shares to satisfy the exercise of Options. As of December 31, 2019, there was $1.9 million of unrecognized stock-based compensation expense for unvested Options, and the expected remaining expense period was 2.25 years.

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

The following table summarizes all activity for RSUs awarded to employees during 2019:

	Number of RSUs	Weighted Average Grant-Date Fair Value Per Share
Unvested at January 1, 2018	—	$—
Granted (1)	449,050	10.37
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2018	449,050	$10.37
Granted (2)	1,720,396	$2.96
Vested (3)	(42,378)	10.37
Forfeited	(47,060)	8.44
Unvested at December 31, 2019	2,080,008	$4.27
(1) Includes 187,026 shares related to performance stock units, where 50% vest upon reaching a stock price of $12.00 and the remaining vest on $14.00.
(2) Includes 648,323 shares related to performance stock units that vest upon reaching 2019 Adjusted EBITDA targets and vest ratable over a three year period.
(3) The tax benefit related to vestings that occurred during 2019 was $0.1 million. There was no tax benefit during 2018.

As of December 31, 2019, there was $6.2 million of unrecognized stock-based compensation expense for unvested RSUs awarded to employees, and the expected remaining expense period was 2.75 years.

Non-employee Director RSUs

For service in 2019, the non-employee directors of the Board were granted 105,595 RSUs on December 31, 2019, valued at $0.6 million. These RSUs will vest on March 26, 2020. The value of RSU grants was measured as of the grant date using the closing price of IEA's common stock. As of December 31, 2019, there was $0.2 million of unrecognized stock-based compensation expense for unvested non-employee director RSUs, and the expected remaining expense period was 3 months.

Note 12. Income Taxes

The Company is a corporation that is subject to U.S. federal income tax, various state income taxes, Canadian federal taxes and provincial taxes.

(Loss) income before income taxes and the related tax (benefit) provision are as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
(Loss) income before income taxes:
U.S operations	$6,374	$(7,955)	$29,313
Non-U.S. operations	(1,764)	(743)	1,075
Total (loss) income before taxes	$4,610	$(8,698)	$30,388

Current (benefit) provision:
Federal	$(148)	$(23)	$313
State	90	(902)	2,099
Total current (benefit) provision	(58)	(925)	2,412

Deferred (benefit) provision:
Federal	(1,146)	(10,399)	11,637
State	(417)	(1,618)	(186)
Total deferred (benefit) provision	(1,563)	(12,017)	11,451

Total (benefit) provision for income taxes	$(1,621)	$(12,942)	$13,863

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate from continuing operations is as follows:

	Year ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
State and local income taxes, net of federal benefits	(7.2)	26.5	3.9
Permanent items	(51.2)	101.1	3.8
Other	2.2	0.2	3.9
Effective tax rate	(35.2)%	148.8%	45.6%

The permanent differences for the year ended December 31, 2019 primarily consist of a benefit related to contingent consideration fair value adjustments offset by a negative impact of non-deductible interest expenses on the Series B Preferred Stock. The most significant difference between the years ended December 31, 2019 and 2018 relate to these permanent items and state taxes. The differences in the effective tax rate between the years ended December 31, 2018 and 2017 related to the change in the U.S. federal corporate income tax rate as a result of the 2017 Tax Act, the permanent items pertaining to contingent consideration, the Merger, the acquisitions made in 2018, and state taxes.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial statement purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) as of December 31, 2019 and 2018, respectively, are as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$19	$15
Accrued liabilities and deferred compensation	2,891	1,999
Alternative minimum tax credit carryforwards	—	1,069
Net operating loss carryforwards	10,097	10,701
Transaction costs	1,767	1,695
Section 163(j) interest limitation	6,770	2,810
Other reserves and accruals	1,289	436
Intangible amortization	864	—
Operating lease right of use asset	11,284	—
Less: valuation allowance	—	—
Total deferred tax assets	34,981	18,725
Deferred tax liabilities:
Property, plant and equipment	(9,373)	(5,795)
Equipment under capital lease	(577)	(426)
Operating lease liability	(11,126)	—
Intangibles	—	(949)
Goodwill	(913)	(340)
Other	—	—
Total deferred tax liabilities	(21,989)	(7,510)
Net deferred tax asset	$12,992	$11,215

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. The Company believes ownership changes have occurred in the past. This may impact the Company's ability to utilize portions of its net operating losses and interest carry forward in future periods. However, it is management’s belief that it is more likely than not that the net deferred tax assets related to the Company will be utilized prior to expiration.

As of December 31, 2019, the Company had a federal net operating loss carryover of $37.0 million and net operating loss carryovers in certain state tax jurisdictions of approximately $37.6 million. An amount of $11.1 million of the federal net operating loss carryover was incurred before 2018 and will begin to expire in 2034. The state net operating loss carryovers will begin to expire in 2025. As of December 31, 2019, the Company has an interest carryforward of $26.0 million. This amount can be carried forward indefinitely.

The Company files income tax returns in U.S. federal, state and certain international jurisdictions. For federal and certain state income tax purposes, the Company's 2017 through 2019 tax years remain open for examination by the tax authorities under the normal statute of limitations. For certain international income tax purposes, the Company’s 2014 through 2019 tax years remain open for examination by the tax authorities under the normal statute of limitations.

The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the income tax provision. There were no such interest or penalties recognized in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, and there were no corresponding accruals as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company had not identified any uncertain tax positions for which recognition was required.

Note 13. Employee Benefit Plans

The Company participates in numerous multi-employer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2019, 2018 and 2017, 27%, 26% and 25%, respectively, of the Company’s employees were members of collective bargaining units. As one of many participating employers in these MEPPs, the Company is responsible, with the other participating employers, for any plan underfunding. Contributions to a particular MEPP are established by the applicable collective bargaining agreements; however, required contributions may increase based on the funded status of a MEPP and legal requirements of the Pension Protection Act of 2006, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.

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

The following tables list the MEPPs the Company considered individually significant in 2019, 2018 and 2017. The Company considers individually significant to be any plan over 5% of its total contributions to all MEPPs for that year. For the years ended December 31, 2019, 2018 and 2017, these plans represented 51%, 63% and 54% of total dollars contributed by the Company, respectively, and three of 56, six of 55 and four of 52 total plans contributed to by the Company. All of the Company's contributions were less than 5% of the total plan contributions contributed by all participating employers. This information was obtained from the respective plans’ Form 5500 for the most current available filing, which among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. These dates may not correspond with the Company’s calendar year contributions.

For the year ended December 31, 2019:

MEPP	Federal ID#	PPA Zone Status	FIP/RP Status	2019 Contributions	Surcharge	Plan Year	Expiration of CBA
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	No	$3,679	No	January 2019	March 2023, March 2020, May 2020,
Midwest Operating Engineers Pension Trust Fund	36-6140097	Green	No	2,673	No	April 2019	May 2022
Central Laborers' Pension Fund	37-6052379	Yellow	Implemented	2,489	No	December 2018	April 2021
Other funds				8,643
Total Multiemployer pension plan contributions				$17,484

For the year ended December 31, 2018:

MEPP	Federal ID#	PPA Zone Status	FIP/RP Status	2018 Contributions	Surcharge	Plan Year	Expiration of CBA
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	No	$2,906	No	January 2018	April 2019, March 2023, March 2020, May 2020
Upstate New York Engineers Pension Fund	15-0614642	Red	Implemented	1,100	No	March 2017	June 2019
Central Laborers' Pension Fund	37-6052379	Yellow	Implemented	1,330	No	January 2018	April 2021
Iron Workers Local Union No. 25 Pension Plan	38-6056780	Red	Implemented	998	No	April 2018	May 2019
Operating Engineers' Local 324 Pension Fund	38-1900637	Red	Implemented	840	No	April 2018	April 2018
Laborers National Pension Fund	75-1280827	Red	Implemented	744	No	2018	March 2019
Other funds				4,748
Total Multiemployer pension plan contributions				$12,666

For the year ended December 31, 2017:

MEPP	Federal ID#	PPA Zone Status	FIP/RP Status	2017 Contributions	Surcharge	Plan Year	Expiration of CBA
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	No	$1,646	No	January 2017	April 2019, March 2018, May 2018
Central Laborers' Pension Fund	37-6052379	Yellow	Implemented	839	No	December 2016	April 2018
Upstate New York Engineers Pension Fund	15-0614642	Red	Implemented	597	No	March 2017	June 2018
Iron Workers St. Louis District Council Pension Trust	43-6052659	Green	No	384	No	October 2016	April 2017
Other funds				2,946
Total Multiemployer pension plan contributions				$6,412

The zone status above represents the most recent available information for the respective MEPP, which is 2018 for the plan year ended in 2019, 2017 for the plan year ended in 2018 and 2016 for the plan year ended in 2017.

Note 14. Segments

The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market. As of December 31, 2019, we operate our business as two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 segment presentation has been recast to be consistent with the 2019 segmentation.

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

Renewables Segment

The Renewables segment operates throughout the United States and specializes in a range of services that include full EPC project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries.

Specialty Civil Segment

The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•	Heavy civil construction services such as high-altitude road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

•	Environmental remediation services such as site development, environmental site closure and outsourced contract mining and coal ash management services.

•	Rail Infrastructure services such as planning, creation and maintenance of infrastructure projects for major railway and intermodal facilities construction.

Segment Revenue

Revenue by segment was as follows:

	For the years ended December 31,
(in thousands)	2019		2018
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$834,029	57.1%	$621,628	79.8%
Specialty Civil	625,734	42.9%	157,715	20.2%
Total revenue	$1,459,763	100.0%	$779,343	100.0%

Segment Gross Profit

Gross profit by segment was as follows:

	For the years ended December 31,
(in thousands)	2019		2018
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	88,309	10.6%	$16,030	2.6%
Specialty Civil	68,708	11.0%	15,496	9.8%
Total gross profit	$157,017	10.8%	$31,526	4.0%

Note 15. Related Parties

Credit Support Fees

The Company had debt facilities and other obligations under surety bonds and stand-by letters of credit under the old credit facility that were guaranteed by the two funds that had majority ownership in the Seller. The Company paid a fee for those guarantees based on the total amount outstanding. The Company expensed $0.2 million and $1.5 million related to these fees during the years ended December 31, 2018 and 2017, respectively. There was no expenses for credit support fees during December 31, 2019.

Clinton Lease Agreement

On October 20, 2017, the ownership of a building and land was transferred from White to Clinton RE Holdings, LLC (Cayman) (“Cayman Holdings”), a directly owned subsidiary of the Seller. White then entered into a lease with Cayman Holdings for use of the building and land. This lease has been classified as an operating lease with monthly payments through 2038. The Company's rent expense related to the lease was $0.7 million, $0.7 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

On October 30, 2019, Cayman Holdings sold the building to a third party that assumed the future payments and terms of the existing lease. The Company will continue to have rent expense related to the lease but it will no longer be with a related party.

Related Party Shareholders

Type of Equity	Holder	Ownership Percentage
Series A Preferred, Series A Conversion Warrants and Exchange Warrants, Series B-3 Preferred Stock (exchange agreement)	Infrastructure and Energy Alternatives, LLC	100%
Series B-1 Preferred Stock, Series A Conversion Warrants, Additional 6% Warrants, Warrants at closing	Ares	60%
	Oaktree Power Opportunities Fund III Delaware, L.P.	40%
Rights offering backstop	Ares	50%
	Oaktree Power Opportunities Fund III Delaware, L.P.	50%
Series B-2 and B-3 Preferred Stock, Warrants at Closing	Ares	100%

Note 16. Subsequent Event

On March 4, 2020 we completed the rights offering, and issued and sold 350 shares of Series B-3 Preferred Stock and 12,029 warrants to purchase common stock for aggregate proceeds of $0.4 million, before expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As of December 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded the Company’s internal control over financial reporting was effective as of December 31, 2019.

Independent Registered Public Accounting Firm Report
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, is included in “Item 8. Financial Statements and Supplemental Data” under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

Letter Agreement

On March 5, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with Peter Moerbeek. The Letter Agreement specifies that Mr. Moerbeek will serve as interim Chief Financial Officer. During service as interim Chief Financial Officer, Mr. Moerbeek will earn an annual base salary of $450,000, and will also receive a housing and vehicle allowance. Mr. Moerbeek will be eligible for an annual cash bonus based on performance as mutually agreed with the Company, and will also participate in the Company’s benefit plans that are generally available to other employees. The foregoing description of the Letter Agreement is qualified in its entirety by reference to the full text of the Letter Agreement, which is filed as Exhibit 10.51 to this Annual Report on Form 10-K and incorporated in this Item 9B by reference.

Separation Agreement and General Release

On March 11, 2020, the Company entered into a Separation Agreement and General Release (the “Release”) with Andrew Layman, the Company’s former Chief Financial Officer. The Release provides that the Company and Mr. Layman separated effective February 20, 2020. The Company will pay the following amounts to Mr. Layman under the Release Agreement (collectively, the “Separation Pay”):

•	Severance pay in the total gross amount of $400,000, minus tax deductions and withholdings in twelve monthly installments, in accordance with the Company’s normal payroll practices;

•
Mr. Layman’s 2019 annual incentive cash bonus earned during 2019 under the 2019 Annual Incentive Compensation Plan (“AICP”) in the lump sum amount of $302,180.00, which amount shall be paid at the same time as the other 2019 AICP awards are paid to Company employees; and

•	The annual incentive cash bonus that otherwise would have been payable to Employee for 2020 in the lump sum amount of $36,427.00.

Payment of the Separation Pay is conditional on expiration of a seven day revocation period. In addition to the amounts set forth above, the Company will accelerate vesting of 13,113 options held by Mr. Layman to March 10, 2020, which were originally scheduled to vest on March 26, 2020. Mr. Layman will also retain 6,887 restricted stock units scheduled to vest on March 26, 2020. All remaining unvested incentive awards are forfeited and cancelled. Mr. Layman is also entitled to certain continuing medical, dental and vision benefits as specified in the Release.

The Release provides for a general release of claims by Mr. Layman and the Company. Mr. Layman has reaffirmed certain non-competition, non-solicitation, non-disclosure and other obligations in his employment agreement; provided, however, that the Release amends the duration of the non-competition obligations from eighteen months to twelve months.

The foregoing description of the Release is qualified in its entirety by reference to the full text of the Release, which is filed as Exhibit 10.52 to this Annual Report on Form 10-K and incorporated in this Item 9B by reference.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's annual meeting of shareholders (the “2020 Proxy Statement”) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 is incorporated by reference to our 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 is incorporated by reference to our 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required under this Item 12 is incorporated by reference to our 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 is incorporated by reference to our 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item 14 is incorporated by reference to our 2020 Proxy Statement.

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

3.4
Amended and Restated Certificate of Designations of Series A Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

3.5
Certificate of Designations of Series B Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed May 22, 2019).

3.6
Amended and Restated Certificate of Designation of Series B-1 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on August 30, 2019).

3.7
Amended and Restated Certificate of Designation of Series B-2 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on August 30, 2019).

3.8
Certificate of Designations of Series B-3 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 14, 2019).

3.9
Second Amended and Restated Certificate of Designations of Series B-1 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 14, 2019).

3.10
Amended and Restated Certificate of Designations of Series B-2 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 14, 2019).

4.1	Description of Securities Registered under Section 12
4.2
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

4.5
Warrant Certificate, dated August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc. and Ares Special Situations Fund IV, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on August 30, 2019).

4.6
Warrant Certificate, dated August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc. and ASOF Holdings I, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on August 30, 2019).

4.7
Warrant Agreement, dated July 7, 2016, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on July 13, 2016).

4.8
Amended and Restated Warrant Agreement, dated as of March 26, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

4.9
Warrant Agreement, dated May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc. and Ares Special Situations Fund IV, L.P. (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

4.10
Warrant Agreement, dated May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc. and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

4.11
Warrant Certificate, dated November 14, 2019, by and among Infrastructure and Energy Alternatives, Inc. and Ares Special Situations Fund IV, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 15, 2019).

4.12
Warrant Certificate, dated November 14, 2019, by and among Infrastructure and Energy Alternatives, Inc. and ASOF Holdings I, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 15, 2019).

4.13
Warrant Certificate, dated November 14, 2019, by and among Infrastructure and Energy Alternatives, Inc. and Infrastructure and Energy Alternatives, LLC (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 15, 2019).

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

10.7
Second Amendment to Amended and Restated Registration Rights Agreement, dated as of May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc., Infrastructure and Energy Alternatives, LLC, Ares Special Situations Fund IV, L.P., OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.8
Third Amendment to Amended and Restated Registration Rights Agreement, dated as of August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc., Infrastructure and Energy Alternatives, LLC, Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on August 30, 2019).

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

10.10
Second Amended and Restated Investor Rights Agreement, dated as of August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc., M III Sponsor I LLC, Infrastructure and Energy Alternatives, LLC and Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on August 30, 2019).

10.11
Amended and Restated Investor Rights Agreement, dated as of May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc., M III Sponsor I LLC, Infrastructure and Energy Alternatives, LLC and Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.12
Founder Shares Amendment Agreement, dated as of March 26, 2018, by and among M III Sponsor I LLC, M III Sponsor I LP, M III Acquisition Corp. and Infrastructure and Energy Alternatives, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.13
Amended and Restated Founder Shares Amendment Agreement, dated as of June 6, 2018, by and among the Company, Sponsor I LLC, Sponsor I LP, IEA LLC and Messrs. Hood and Marber (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on June 7, 2018).

10.14
Lease Agreement between White Construction, Inc. and Clinton RE Holdings (Delaware) LLC, dated as of October 20, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.15
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

10.16
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

10.17
Third Amendment to Second Amended and Restated Credit and Guarantee Agreement, dated May 15, 2019, by and among Infrastructure and Energy Alternatives, Inc., IEA Intermediate Holdco, LLC, IEA Energy Services LLC, the subsidiary guarantors party thereto, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.18
Lender Support Agreement, dated May 15, 2019, by and among Infrastructure and Energy Alternatives, Inc., IEA Intermediate Holdco, LLC, IEA Energy Services LLC, the subsidiary guarantors party thereto, Jefferies Finance LLC, as Administrative Agent, Collateral Agent and Revolving Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.19#
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

10.20#
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

10.21#
Third Amendment and Restatement Agreement, dated as of May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc., IEA Intermediated Holdco, LLC, IEA Energy Services LLC, the subsidiary guarantors party thereto, the administrative agent, the revolving agent and issuing bank, the collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.22†^
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.23
Indemnification Letter Agreement, dated as of October 29, 2019, by and among Infrastructure and Energy Alternatives, Inc., Oaktree Power Opportunities Fund III Delaware, L.P., Infrastructure and Energy Alternatives, LLC, and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on October 30, 2019).

10.24†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.25†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on September 19, 2018).

10.26†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan Form of Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on September 19, 2018).

10.27†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on June 3, 2019).

10.28†
Form of Time Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.29†
Form of Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.30
Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.31†
Employment Agreement dated as of January 25, 2018, between IEA Energy Services LLC, a Delaware limited liability company, and John Paul Roehm (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.32†
Employment Agreement dated as of January 25, 2018, between IEA Energy Services LLC, a Delaware limited liability company, and Andrew D. Layman (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.33†
Employment Agreement, dated as of July 17, 2018, between IEA Energy Services, LLC and Bharat Shah (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on November 8, 2018).

10.34*†
Employment Agreement, dated as of January 7, 2019, between IEA Energy Services, LLC and Gil Melman (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No. 001-37796) filed with the Securities Exchange Commission on March 14, 2019).

10.35†
Employment Agreement, dated as of August 8, 2019, between IEA Energy Services, LLC and Michael Stoecker (incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.36
Equity Commitment Agreement, by and among Infrastructure and Energy Alternatives, Inc. and the Commitment Parties thereto, dated as of May 14, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on May 15, 2019).

10.37
Equity Commitment Agreement, dated August 13, 2019, by and among Infrastructure and Energy Alternatives, Inc., the Commitment Parties thereto and Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.38
Amendment to the Equity Commitment Agreement, dated August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc., Ares Special Situations Fund IV, L.P., ASOF Holdings I, L.P., Infrastructure and Energy Alternatives, LLC, OT POF IEA Preferred B Aggregator, L.P., Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on August 30, 2019).

10.39
Amended and Restated Equity Commitment Agreement, dated May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc. and the commitment parties thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.40
Equity Commitment Agreement, dated October 29, 2019, by and among Infrastructure and Energy Alternatives, Inc., the Commitment Parties party thereto, Oaktree Power Opportunities Fund III Delaware, L.P., Infrastructure and Energy Alternatives, LLC, and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on October 30, 2019).

10.41
Voting Agreement, dated as of May 20, 2019, by and between Infrastructure and Energy Alternatives, Inc. and M III Sponsor I LLC (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.42
Voting Agreement, dated as of October 29, 2019, by and among Infrastructure and Energy Alternatives, Inc., IEA LLC, OT POF IEA Preferred B Aggregator, L.P., M III Sponsor, Mohsin Y. Meghji, Mohsin Meghji 2016 Gift Trust and Charles Garner and M III Sponsor I LLC (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on October 30, 2019).

10.43
Preferred Stock Exchange Agreement, dated October 29, 2019, by and among the Infrastructure and Energy Alternatives, Inc., IEA, Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P., Oaktree Power Opportunities Fund III Delaware, L.P., and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on October 30, 2019).

10.44
Rights Offering Agreement, dated October 29, 2019, by and among the Infrastructure and Energy Alternatives, Inc., IEA, Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P., Oaktree Power Opportunities Fund III Delaware, L.P., and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on October 30, 2019).

10.45
Investor Rights Agreement, dated November 14, 2019, by and among the Company, Ares Special Situations Fund IV, L.P., ASOF Holdings I, L.P., Infrastructure and Energy Alternatives, LLC and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 15, 2019).

10.46
Fourth Amendment to Amended and Restated Registration Rights Agreement, dated as of November 14, 2019, by and among Infrastructure and Energy Alternatives, Inc., Infrastructure and Energy Alternatives, LLC, Ares Special Situations Fund IV, L.P., ASOF Holdings I, L.P. and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 15, 2019).

10.47
Vice Chairman Letter Agreement with Derek Glanvill (incorporated by reference to Exhibit 10.49 of the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235280) filed with the Securities Exchange Commission on January 29, 2020).

10.48
Third Amended and Restated Investors Rights Agreement, dated as of January 23, 2020, by and among Infrastructure and Energy Alternatives, Inc., M III Sponsor I LLC, Infrastructure and Energy Alternatives, LLC and Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on January 27, 2020).

10.49
Waiver Agreement, dated as of January 23, 2020, by and among Ares Management, LLC (on behalf of its affiliated funds, investment vehicles and/or managed accounts) and Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on January 27, 2020).

10.50
First Amendment to Rights Offering Agreement, dated as of January 27, 2020, by and among Infrastructure and Energy Alternatives, Inc., Ares Special Situations Fund IV, L.P., ASOF Holdings I, L.P., Oaktree Power Opportunities Fund III Delaware, L.P., Infrastructure and Energy Alternatives, LLC and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on January 27, 2020).

10.51*†	Letter Agreement, dated March 5, 2020, by and between Infrastructure and Energy Alternatives, Inc. and Pete Moerbeek.
10.52*†	Separation Agreement and General Release, dated March 11, 2020, by and between Infrastructure and Energy Alternatives, Inc. and Andrew Layman.

16.1
Letter of Crowe LLP, dated as of April 23, 2018 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on April 25, 2018).

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Crowe LLP
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
^ We have entered into Indemnification Agreements with all of our executive officers and directors.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC. (Registrant)

Dated: March 11, 2020	By:	/s/ JP Roehm
Name: JP Roehm
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JP Roehm	President, Chief Executive Officer and Director	March 11, 2020
Name: JP Roehm		(Principal executive officer)

By:	/s/ Peter J. Moerbeek	Chief Financial Officer	March 11, 2020
Name: Peter J. Moerbeek		(Principal financial officer)

By:	/s/ Bharat Shah	Chief Accounting Officer	March 11, 2020
Name: Bharat Shah		(Principal accounting officer)

By:	/s/ Derek Glanvill	Director and Chairman	March 11, 2020
Name: Derek Glanvill

By:	/s/ Peter Jonna	Director	March 11, 2020
Name: Peter Jonna

By:	/s/ Charles Garner	Director	March 11, 2020
Name: Charles Garner

By:	/s/ Terence Montgomery	Director	March 11, 2020
Name: Terence Montgomery

By:	/s/ Matthew Underwood	Director	March 11, 2020
Name: Matthew Underwood

By:	/s/ John Eber	Director	March 11, 2020
Name: John Eber