Form 10-Q
period 2020-03-31
Infrastructure & Energy Alternatives, Inc.
filed 2020-05-07
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

Number of shares of Common Stock outstanding as of the close of business on May 7, 2020: 22,506,233.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	58,081	147,259
Accounts receivable, net	154,699	203,645
Contract assets	193,851	179,303
Prepaid expenses and other current assets	22,178	16,855
Total current assets	428,809	547,062

Property, plant and equipment, net	134,753	140,488
Operating lease asset	43,444	43,431
Intangible assets, net	33,902	37,272
Goodwill	37,373	37,373
Company-owned life insurance	4,153	4,752
Deferred income taxes	14,072	12,992
Other assets	492	1,551
Total assets	$696,998	$824,921

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	110,485	177,783
Accrued liabilities	121,445	158,103
Contract liabilities	107,253	115,634
Current portion of finance lease obligations	23,437	23,183
Current portion of operating lease obligations	10,191	9,628
Current portion of long-term debt	1,693	1,946
Total current liabilities	374,504	486,277

Finance lease obligations, less current portion	37,826	41,055
Operating lease obligations, less current portion	34,131	34,572
Long-term debt, less current portion	154,788	162,901
Debt - Series B Preferred Stock	175,145	166,141
Series B Preferred Stock - warrant obligations	2,200	17,591
Deferred compensation	6,593	8,004
Total liabilities	$785,187	$916,541

Commitments and contingencies:

Series A Preferred Stock, par value, $0.0001 per share; 1,000,000 shares authorized; 17,483 shares and 17,483 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	17,483	17,483

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 100,000,000 shares authorized; 20,700,555 and 20,460,533 shares issued and 20,648,793 and 20,446,811 outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Treasury stock, 51,762 and 13,722 shares at cost at March 31, 2020 and December 31, 2019, respectively.	(160)	(76)
Additional paid in capital	33,425	17,167
Retained earnings (deficit)	(138,939)	(126,196)
Total stockholders' equity (deficit)	(105,672)	(109,103)
Total liabilities and stockholders' equity (deficit)	$696,998	$824,921
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$358,163	$189,781
Cost of revenue	325,122	184,037
Gross profit	33,041	5,744

Selling, general and administrative expenses	29,484	27,754
Income (loss) from operations	3,557	(22,010)

Other income (expense), net:
Interest expense, net	(16,065)	(10,367)
Other expense	(1,102)	(170)
Loss before benefit for income taxes	(13,610)	(32,547)

Benefit for income taxes	867	8,908

Net loss	$(12,743)	$(23,639)

Net loss per common share - basic	(0.66)	(1.09)
Net loss per common share - diluted	(0.66)	(1.09)
Weighted average shares - basic	20,522,216	22,188,757
Weighted average shares - diluted	20,522,216	22,188,757

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Equity (Deficit)
	Shares	Par Value		Shares	Cost
Balance at December 31, 2018	22,155	2	4,751	—	—	(135,931)	(131,178)
Net loss	—	—	—	—	—	(23,639)	(23,639)
Share-based compensation	—	—	1,040	—	—	—	1,040
Share-based payment transaction	111	—	235	(14)	(76)	—	159
Merger recapitalization transaction	—	—	—	—	—	2,754	2,754
Cumulative effect from adoption of new accounting standard, net of tax	—	—	—	—	—	750	750
Preferred dividends	—	—	(525)	—	—	—	(525)
Balance at March 31, 2019	22,266	$2	$5,501	(14)	$(76)	$(156,066)	$(150,639)

Balance at December 31, 2019	20,461	$2	$17,167	(14)	$(76)	$(126,196)	$(109,103)
Net loss	—	—	—	—	—	(12,743)	(12,743)
Share-based compensation	—	—	1,113	—	—	—	1,113
Share-based payment transactions	240	—	280	(38)	(84)	—	196
Series B Preferred Stock - Warrants at close	—	—	15,631	—	—	—	15,631
Preferred dividends	—	—	(766)	—	—	—	(766)
Balance at March 31, 2020	20,701	$2	$33,425	(52)	$(160)	$(138,939)	$(105,672)

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,743)	$(23,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,888	12,017
Warrant liability fair value adjustment	1,057	—
Amortization of debt discounts and issuance costs	2,237	1,239
Share-based compensation expense	1,113	1,040
Deferred compensation	(1,371)	735
Accrued dividends on Series B Preferred Stock	7,959	—
Deferred income taxes	(1,080)	(8,908)
Other, net	733	168
Change in operating assets and liabilities:
Accounts receivable	48,931	82,383
Contract assets	(14,548)	(12,405)
Prepaid expenses and other assets	(5,212)	(3,149)
Accounts payable and accrued liabilities	(104,760)	(110,060)
Contract liabilities	(8,381)	23,032
Net cash used in operating activities	(74,177)	(37,547)

Cash flow from investing activities:
Company-owned life insurance	599	(202)
Purchases of property, plant and equipment	(2,231)	(1,908)
Proceeds from sale of property, plant and equipment	1,719	47
Net cash provided by (used in) investing activities	87	(2,063)

Cash flows from financing activities:
Proceeds from long-term debt	46,000	9,400
Payments on long-term debt	(55,853)	(16,151)
Payments on finance lease obligations	(5,781)	(4,289)
Sale-leaseback transaction	—	24,343
Proceeds from issuance of stock - Series B Preferred Stock	350	—
Proceeds from stock-based awards, net	196	159
Merger recapitalization transaction	—	2,754
Net cash provided by (used in) financing activities	(15,088)	16,216

Net change in cash and cash equivalents	(89,178)	(23,394)

Cash and cash equivalents, beginning of the period	147,259	71,311

Cash and cash equivalents, end of the period	$58,081	$47,917

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosures:
Cash paid for interest	6,053	9,168
Cash paid (received) for income taxes	(229)	190
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	2,806	—
Acquisition of assets/liabilities through operating lease	2,732	971
Preferred dividends declared	766	525

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business, Basis of Presentation and Significant Accounting Policies

Organization and Reportable Segments

Infrastructure and Energy Alternatives, Inc., a Delaware corporation, is a holding company organized on August 4, 2015 (together with its wholly-owned subsidiaries, “IEA” or the “Company”). On March 26, 2018, we became a public company by consummating a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated November 3, 2017, with M III Acquisition Corporation (“M III”).

As of December 31, 2019, the Company's total annual gross revenues exceeded $1.07 billion and we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”).

We segregate our business into two reportable segments: the Renewables segment and the Specialty Civil segment. See Note 10. Segments for a description of the reportable segments and their operations.

COVID-19 Pandemic

During March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The COVID-19 pandemic has significantly affected economic conditions in the United States and internationally as national, state and local governments reacted to the public health crisis by requiring mitigation measures that have disrupted business activities for an uncertain period of time. The effects of the COVID-19 pandemic could affect the Company’s future business activities and financial results, including; reduced crew productivity, contract amendments/cancellations, higher operating costs and/or delayed project start dates or project shutdowns that may be requested or mandated by governmental authorities or others.

The effects of the COVID-19 pandemic on the Company’s financial results for the three months ended March 31, 2020 has had no negative material impact. Most of the Company’s construction services are currently deemed essential under governmental mitigation orders and substantially all of its business segments continue to operate. Management’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners, including adjusting its standard operating procedures to respond to evolving health guidelines. Management believes that it is taking appropriate steps to mitigate any potential impact to the Company; however, given the uncertainty regarding the potential effects of the COVID-19 pandemic, any future impacts cannot be quantified or predicted with specificity.

Principles of Consolidation

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
The unaudited condensed consolidated financial statements include the accounts of IEA and its wholly-owned direct and indirect domestic and foreign subsidiaries and in the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

Basis of Accounting and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Key estimates include: the recognition of revenue and project profit or loss; fair value estimates, including those related to Series B Preferred Stock; valuations of goodwill and intangible assets; asset lives used in computing depreciation and amortization; accrued self-insured claims; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that its estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations, actual results could differ materially from those estimates.

Revenue Recognition

The Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is also referred to as Accounting Standards Codification (“ASC”) Topic 606, under the modified retrospective transition approach effective January 1, 2019, with application to all existing contracts that were not substantially completed as of January 1, 2019. The Company adopted this standard for interim periods beginning after December 31, 2019, and recorded adjustments to the previously issued quarterly financial statements for the three months ended March 31, 2019. The impacts of adoption on the Company’s retained earnings on January 1, 2019 was primarily related to variable consideration on unapproved change orders. The cumulative impact of adopting Topic 606 required net adjustments of $750,000 to the statement of operations between revenue, cost of revenue and income taxes, thereby reducing income in the March 31, 2019 quarterly financial statements and reducing the December 31, 2019 accumulated deficit. The Company also adjusted the cashflow statement as of March 31, 2019, to reflect adoption.
Under Topic 606, revenue is recognized when control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is recognized by the Company primarily over time utilizing the cost-to-cost measure of progress for fixed price contracts and are based on cost for time and materials and other service contracts, consistent with the Company’s previous revenue recognition practices.
Contracts
The Company derives revenue primarily from construction projects performed under contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system. The contracts contain multiple pricing options, including fixed price, time and materials, or unit price. Renewable energy projects are performed for private customers while our Specialty Civil projects are performed for a mix of various governmental entities.
Revenue derived from projects billed on a fixed-price basis totaled 96.0% and 90.2% of consolidated revenue from operations for the three months ended March 31, 2020 and 2019, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 4.0% and 9.8% of consolidated revenue from operations for the three months ended March 31, 2020 and 2019, respectively.

Revenue from construction contracts is recognized over time using the cost-to-cost measure of progress for fixed price construction contracts. For these contracts, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer. The contractual terms provide that the customer compensates the Company for services rendered.

Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. The cost estimation and review process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and profit recognition. Changes in these factors could result in revisions to revenue and costs of revenue in the period in which the revisions are determined on a prospective basis, which could materially affect the Company’s condensed consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price of a contract is allocated to a distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The Company’s contracts often require significant integrated services and, even when delivering multiple distinct services, are generally accounted for as a single performance obligation. Contract amendments and change orders are generally not distinct from the existing contract due to the significant integrated service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. With the exception of certain Specialty Civil service contracts, the majority of the Company’s performance obligations are completed within one year.
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
Remaining performance obligations represent the amount of unearned transaction prices for contracts, including approved and unapproved change orders. As of March 31, 2020, the amount of the Company’s remaining performance obligations was $1,238.5 million. The Company expects to recognize approximately 81.6% of its remaining performance obligations as revenue during 2020. Revenue recognized from performance obligations satisfied in previous periods was ($2.0) million and $2.8 million, for the three months ended March 31, 2020 and 2019, respectively.
Variable Consideration
Transaction pricing for the Company’s contracts may include variable consideration, such as unapproved change orders, claims, incentives and liquidated damages. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based on legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available. The effect of a change in variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders, claims and liquidated damages reflected in transaction price are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.
As of March 31, 2020 and year ended December 31, 2019, the Company included approximately $60.2 million and $73.3 million, respectively, of unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final change order approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.

Disaggregation of Revenue
The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue:

(in thousands)	Three months ended
	March 31, 2020	March 31, 2019
Renewables
Wind	$248,537	$72,034
Solar	209	1,997
	$248,746	$74,031

Specialty Civil
Heavy civil	$41,222	$50,115
Rail	47,057	42,609
Environmental	21,138	23,026
	$109,417	$115,750
Concentrations

The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %
	Three months ended		Accounts Receivable %
	2020	2019	March 31, 2020	December 31, 2019
Company A (Specialty Civil Segment)	*	21.1%	*	*
Company B (Renewable Segment)	*	11.9%	*	*
Company C (Renewables Segment)	11.5%	*	*	*
Company D (Renewables Segment)	11.1%	*	*	*
* Amount was not above 10% threshold

Recently Adopted Accounting Standards - Guidance Adopted in 2020

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which eliminates certain disclosure requirements for recurring and non-recurring fair value measurements, such as the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. Certain disclosures per ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. We adopted the standard on January 1, 2020, and it did not have an impact on our disclosures for fair value measurements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which is effective for annual reporting periods beginning after December 15, 2018. Under Topic 842, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 requires entities to adopt the new lease standard using a modified retrospective method and initially apply the related guidance at the beginning of the earliest period presented in the financial statements.

The Company adopted Topic 842 using the modified retrospective method as of January 1, 2019 and for interim periods beginning after December 31, 2019, without adjusting comparative periods in the financial statements. The most significant effect of the new guidance was the recognition of operating lease right-of-use assets and a liability for operating leases as of December 31, 2019. The accounting for finance leases (capital leases) was substantially unchanged. The Company elected to utilize the package of practical expedients that allowed entities to: (1) not reassess whether any expired or existing contracts were or contained leases; (2) retain the existing classification of lease contracts as of the date of adoption; (3) not reassess initial direct costs for any existing leases; and (4) not separate non-lease components for all classes of leased assets.
Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade accounts receivables. The expected credit loss methodology under ASU 2016-13 is based on historical experience, current conditions and reasonable and supportable forecasts, and replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP. The ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We are still evaluating the new standard but do not expect it to have a material impact on our estimate of the allowance for uncollectable accounts.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis. We are currently evaluating the potential effects of adopting the provisions of ASU No. 2019-12.

Management has evaluated other recently issued accounting pronouncements and does not believe that they will have a significant impact on the financial statements and related disclosures.

Note 2. Contract Assets and Liabilities

The timing of when we bill our customers is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to revenue recognition, resulting in unbilled revenue, which is a contract asset. Also, we sometimes receive advance payments or deposits from our customers before revenue is recognized, resulting in deferred revenue, which is a contract liability.

Contract assets in the Condensed Consolidated Balance Sheets represent the following:

•	costs and estimated earnings in excess of billings, which arise when revenue has been recorded but the amount has not been billed; and

•
retainage amounts for the portion of the contract price billed by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project.

Contract assets consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$106,285	$91,543
Retainage receivable	87,566	87,760
	193,851	179,303

Contract liabilities consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Billings in excess of costs and estimated earnings on uncompleted contracts	$107,207	$115,570
Loss on contracts in progress	46	64
	$107,253	$115,634

The contract receivables amount as of March 31, 2020 and December 31, 2019 includes unapproved change orders of approximately $9.2 million for which the Company is pursuing settlement through dispute resolution.

Revenue recognized for the three months ended March 31, 2020 and 2019 that was included in the contract liability balance at the beginning of each year was approximately $90.9 million and $31.9 million, respectively.

Activity in the allowance for doubtful accounts for the periods indicated is as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Allowance for doubtful accounts at beginning of period	$75	$42
Plus: provision for (reduction in) allowance	14	30
Less: write-offs, net of recoveries	—	—
Allowance for doubtful accounts at period end	$89	$72

Note 3. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Buildings and leasehold improvements	$3,051	$2,919
Land	17,600	17,600
Construction equipment	175,707	173,434
Office equipment, furniture and fixtures	3,537	3,487
Vehicles	5,375	6,087
	205,270	203,527
Accumulated depreciation	(70,517)	(63,039)
Property, plant and equipment, net	$134,753	$140,488

Depreciation expense of property, plant and equipment was $8,516 and $8,476 for the three months ended March 31, 2020 and 2019, respectively.

Note 4. Goodwill and Intangible Assets, Net

The following table provides the changes in the carrying amount of goodwill:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2019	$3,020	$37,237	$40,257
Acquisition adjustments	—	(2,884)	(2,884)
December 31, 2019	$3,020	$34,353	$37,373
Adjustments	—	—	—
March 31, 2020	$3,020	$34,353	$37,373

Intangible assets consisted of the following as of the dates indicated:

	March 31, 2020				December 31, 2019
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(5,642)	$20,858	5.75 years	$26,500	$(4,695)	$21,805	6 years
Trade name	13,400	(3,990)	9,410	3.75 years	13,400	(3,305)	10,095	4 years
Backlog	13,900	(10,266)	3,634	9 months	13,900	(8,528)	5,372	1 year
	$53,800	$(19,898)	$33,902		$53,800	$(16,528)	$37,272

Amortization expense associated with intangible assets for the three months ended March 31, 2020 and 2019, totaled $3.4 million and $3.5 million, respectively.

The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2020 through 2024:

(in thousands)	Remainder of 2020	2021	2022	2023	2024
Amortization expense	$11,837	$6,466	$6,466	$5,841	$3,785

Note 5. Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis:

	March 31, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Series B Preferred Stock - Series A Conversion Warrants and Exchange Warrants	$—	$—	$1,800	$1,800	$—	$—	$4,317	$4,317
Series B-1 Preferred Stock - Additional 6% Warrants	—	—	400	400	—	—	400	400
Series B-3 Preferred - Closing Warrants	—	—	—	—	—	—	11,491	11,491
Rights Offering	—	—	—	—	—	—	1,383	1,383
Total liabilities	$—	$—	$2,200	$2,200	$—	$—	$17,591	$17,591

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using Level 3 inputs:

(in thousands)	Series B Preferred - Series A Conversion Warrants and Exchange Warrants	Series B-1 Preferred Stock - Additional 6% Warrants	Series B-3 Preferred - Closing Warrants	Rights Offering
Beginning Balance, December 31, 2019	$4,317	$400	$11,491	$1,383
Fair value adjustment - (gain) loss recognized in other income	(91)	—	1,677	(1,383)
Transfer to non-recurring fair value instrument (equity)	(2,426)	—	(13,168)	—
Ending Balance, March 31, 2020	$1,800	$400	$—	$—

The Company entered into three Equity Commitment agreements at various dates during 2019 with Ares Management, LLC, on behalf of its affiliated funds, investment vehicles and/or managed accounts (“Ares”) and funds managed by Oaktree Capital Management (“Oaktree”). These resulted in Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) and Series B-3 Preferred Stock (the “Series B-3 Preferred Stock”) (collectively referred to as “Series B Preferred Stock”).

The information below describes the balance sheet classification and the recurring/nonrecurring fair value measurement:

Series B Preferred Stock (non-recurring) - The Series B Preferred Stock was a mandatorily redeemable financial instrument under ASC 480 and was recorded at relative fair value as debt which was estimated using a discounted cashflow model based on certain significant unobservable inputs, such as accumulated dividend rates, and projected Adjusted EBITDA for the life of the Series B Preferred Stock. The fair value of the liability for each of the transactions, was a combined $153.7 million and recorded on the balance sheet as debt as of March 31, 2020.

Series B Preferred Stock - Warrants at closing (non-recurring) - The Warrants at closing, with an exercise price of $0.0001, represented (on an if-converted to common stock basis) 10% of the issued and outstanding common stock of the Company based on the Company’s fully diluted share count on May 20, 2019 (including the number of shares of common stock that may be issued pursuant to all restricted stock awards, restricted stock units, stock options and any other securities or rights (directly or indirectly) convertible into, exchangeable for or to subscribe for common stock that are outstanding on May 20,

2019 (excluding any shares of common stock issuable (a) pursuant to the merger agreement for our business combination, (b) upon conversion of shares of Series A Preferred Stock, (c) upon the exercise of any warrant with an exercise price of $11.50 or higher or (d) upon the exercise of any equity issued pursuant to the Company’s long term incentive plan or other equity plan with a strike price of $11.50 or higher). The 2,545,934 warrants at closing were valued at the closing stock price of $4.21 on May 20, 2019 which was recorded as additional paid in capital.

On August 30, 2019, warrants for 900,000 shares of common stock were issued and were valued at the closing stock price of $3.75 which was recorded as additional paid in capital.

On November 14, 2019, warrants for 3,568,750 shares of common stock were issued and were valued at the closing stock price of $2.20 and these were recorded as a liability (Series B-3 Preferred - Closing Warrants) and marked to market at December 31, 2019 at a price of $3.22. On January 21, 2020 the Company received shareholder approval for the warrants and the liability was marked to market at a price of $3.69. Upon shareholder approval, the warrants were moved from liability to equity at a fair value of $13,168 on a non-recurring basis.

Series B-3 Exchange Warrants (non-recurring) - On October 29, 2019, the holders of Series A Preferred Stock converted 50% of their shares to Series B Preferred Stock and reduced the number of the potential additional warrants. In the exchange the holders of Series A Preferred Stock were issued warrants for 657,383 shares of common stock at the closing stock price of $2.20 and these were recorded as a liability and marked to market at December 31, 2019 at a price of $3.22. On January 21, 2020 the Company received shareholder approval for the warrants and the liability was marked to market at a price of $3.69. As of March 31, 2020, these warrants reside as part of equity at a fair value of $2,426 on a non-recurring basis.

Series B-1 Preferred Stock - Series A Conversion Warrants (recurring) - On May 20, 2019, the conversion rights for the Series A Preferred Stock were amended to allow the holders of Series A Preferred Stock to convert all or any portion of Series A Preferred Stock outstanding at any point in time. If converted, the holders of the Series B Preferred Stock would be entitled to additional warrants, with an exercise price of $0.0001. These warrants were fair valued using the closing stock price of $4.21 on May 20, 2019, at an estimated if-converted share count and recorded as a liability.

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

Rights offering - The Company conducted a rights offering and each shareholder as of the record date was issued a right to purchase Series B Preferred Stock and warrants. The right that was issued was fair valued using a Black-Scholes model based on certain significant unobservable inputs, such as a risk rate premium, stock price volatility, dividend yield and expected term of rights offering. The rights offering fair value was recorded as a liability and was a deemed dividend to common stockholders and reflected as a reduction in additional paid in capital. On March 4, 2020 we completed the rights offering, removed the liability associated with the fair value (rights offering - recurring) and issued and sold 350 shares of Series B-3 Preferred Stock (Series B-3 Preferred Stock - non-recurring at a fair value of $313,000) and 12,029 warrants (non-recurring Series B Preferred Stock - Warrants at closing - non-recurring at a fair value of $37,000) to purchase common stock.

2020 Commitment - The Company is obligated to sell to, Ares and Oaktree, and they are obligated to purchase, additional shares of Series B Preferred Stock up to approximately $15.0 million based on a failure by the Company to achieve specified debt and liquidity levels. See Note 12. Subsequent Events for further discussion of the transaction.

Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the outstanding recorded balance on the line of credit and long-term debt, approximates fair value due to their floating interest rates.

Note 6. Debt

Debt consists of the following obligations as of:

(in thousands)	March 31, 2020	December 31, 2019

Term loan	173,345	182,687
Commercial equipment notes	3,946	4,456
Total principal due for long-term debt	177,291	187,143
Unamortized debt discount and issuance costs	(20,810)	(22,296)
Less: Current portion of long-term debt	(1,693)	(1,946)
Long-term debt, less current portion	154,788	162,901

Debt - Series B Preferred Stock	188,755	180,444
Unamortized debt discount and issuance costs	(13,610)	(14,303)
Long-term Series B Preferred Stock	175,145	166,141

The weighted average interest rate for the term loan as of March 31, 2020 and December 31, 2019, was 9.70% and 10.35%, respectively.
Debt Covenants
The term loan is governed by the terms of the Third A&R Credit Agreement, which include customary affirmative and negative covenants and provide for customary events of default, which include, nonpayment of principal or interest and failure to timely deliver financial statements. Under the Third A&R Credit Agreement, the financial covenant provides that the First Lien Net Leverage Ratio (as defined therein) may not exceed (i) prior to the fiscal quarter ending December 31, 2019, 4.75:1.0, (ii) for the four fiscal quarters ending December 31, 2020, 3.50:1.0, (iii) for the four fiscal quarters ending December 31, 2021, 2.75:1.0, and (iv) for all subsequent quarters, 2.25:1.0. Under the Third A&R Credit Agreement, the Company could not use an equity infusion to cure any covenant violations for fiscal quarter ending in 2019, excluding the Series B Preferred Stock. Thereafter, the Company has access to a customary equity cure.

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

Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2020, and December 31, 2019, the Company was contingently liable under letters of credit issued under its Third A&R Credit Agreement, in the amount of $23.7 million and $21.0 million, respectively, related to projects. In addition, as of March 31, 2020 and December 31, 2019, the Company had outstanding surety bonds on projects of $2.5 billion and $2.4 billion, respectively.

Contractual Maturities

Contractual maturities of the Company's outstanding principal on debt obligations as of March 31, 2020:

(in thousands)	Maturities
Remainder of 2020	$1,365
2021	1,228
2022	15,859
2023	29,735
2024	129,104
Thereafter	—
Total contractual obligations	$177,291

Note 7. Commitments and Contingencies

In the ordinary course of business, the Company enters into agreements that provide financing for its machinery and equipment, facility and vehicle needs. The Company reviews these agreements for potential lease classification, and at inception, determines whether a lease is an operating or finance lease. Lease assets and liabilities, which generally represent the present value of future minimum lease payments over the term of the lease, are recognized as of the commencement date. Under Topic 842, leases with an initial lease term of twelve months or less are classified as short-term leases and are not recognized in the condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised.
Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment as these are based on the facts and circumstances related to each specific lease. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business need are considered to determine if a renewal option is reasonably certain to be exercised. The implicit rate in a lease agreement is used when it can be determined. Otherwise, the Company's incremental borrowing rate, which is based on information available as of the lease commencement date, including applicable lease terms and the current economic environment, is used to determine the value of the lease obligation.
Finance Leases

The Company has obligations, exclusive of associated interest, under various finance leases for equipment totaling $61.3 million and $64.2 million at March 31, 2020 and December 31, 2019, respectively. Gross property under this capitalized lease agreement at March 31, 2020 and December 31, 2019, totaled $117.9 million and $116.1 million, less accumulated depreciation of $39.4 million and $34.0 million, respectively, for net balances of $78.5 million and $82.1 million, respectively. Depreciation of assets held under the finance leases are included in cost of revenue in the condensed consolidated statements of operations.

The future minimum payments of finance lease obligations are as follows:

(in thousands)
Remainder of 2020	$20,035
2021	22,344
2022	18,302
2023	4,108
2024	628
Thereafter	157
Future minimum lease payments	65,574
Less: Amount representing interest	4,311
Present value of minimum lease payments	61,263
Less: Current portion of finance lease obligations	23,437
Finance lease obligations, less current portion	$37,826

Operating Leases

In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facilities, vehicles and equipment. The Company has obligations, exclusive of associated interest, totaling $44.3 million and $44.2 million at March 31, 2020 and December 31, 2019, respectively. Property under these operating lease agreements at March 31, 2020 and December 31, 2019, totaled $43.4 million and $43.4 million, respectively.

The Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements are listed below as variable lease costs.

The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)
Remainder of 2020	$9,784
2021	11,242
2022	8,846
2023	6,220
2024	3,116
Thereafter	20,461
Future minimum lease payments	59,669
Less: Amount representing interest	15,347
Present value of minimum lease payments	44,322
Less: Current portion of operating lease obligations	10,191
Operating lease obligations, less current portion	$34,131

Lease Information

	Three months ended
	March 31, 2020	March 31, 2019

Finance Lease cost:
Amortization of right-of-use assets	5,697	5,008
Interest on lease liabilities	1,186	1,650
Operating lease cost	3,478	1,831
Short-term lease cost	21,635	8,496
Variable lease cost	960	191
Sublease Income	(33)	(24)
Total lease cost	$32,923	$17,152

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,186	$1,650
Operating cash flows from operating leases	$3,342	$3,247
Weighted-average remaining lease term - finance leases	2.73 years	3.36 years
Weighted-average remaining lease term - operating leases	8.02 years	9.94 years
Weighted-average discount rate - finance leases	6.49%	6.70%
Weighted-average discount rate - operating leases	7.14%	6.89%

Note 8. Earnings Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares of common stock outstanding during the period.

Income (loss) available to common stockholders is computed by deducting the dividends accrued for the period on cumulative preferred stock from net income. If there is a net loss, the amount of the loss is increased by those preferred dividends.

Diluted EPS assumes the dilutive effect of (i) contingently issuable earn-out shares, (ii) Series A cumulative convertible preferred stock, using the if-converted method, and (iii) the assumed exercise of in-the-money stock options and warrants and the assumed vesting of outstanding restricted stock units (“RSUs”), using the treasury stock method.

Whether the Company has net income, or a net loss determines whether potential issuances of common stock are included in the diluted EPS computation or whether they would be anti-dilutive. As a result, if there is a net loss, diluted EPS is computed in the same manner as basic EPS is computed. Similarly, if the Company has net income but its preferred dividend adjustment made in computing income available to common stockholders results in a net loss available to common stockholders, diluted EPS would be computed the same as basic EPS.

The calculations of basic and diluted EPS, are as follows:

	Three Months Ended
	March 31,
($ in thousands, except per share data)	2020	2019
Numerator:
Net loss	(12,743)	(23,639)
Less: Convertible Preferred Stock dividends	(766)	(524)
Net loss available to common stockholders	(13,509)	(24,163)

Denominator:
Weighted average common shares outstanding - basic and diluted	20,522,216	22,188,757

Anti-dilutive: (1)(2)
Convertible Series A Preferred	6,553,041	5,045,149
Series B Preferred - Warrants at closing	7,675,325	—
RSUs	1,456,359	354,106

Basic EPS	(0.66)	(1.09)
Diluted EPS	(0.66)	(1.09)

(1)
As of March 31, 2020 and 2019, publicly traded warrants to purchase 8,480,000 shares of common stock at $11.50 per share were not considered as dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period.

(2)
As of March 31, 2020 and 2019, there were 591,860 and 646,405 of vested and unvested Options and 141,248 and 169,494 unvested RSUs, respectively. These were also not considered as dilutive as the respective exercise price or average stock price required for vesting of such awards was greater than the average market price of the common stock during the period.

Series A Preferred Stock

As of March 31, 2020, we had 17,483 shares of Series A Preferred Stock with a stated value of $1,000 per share plus accumulated dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective as of the applicable dividend date without any further action by the Board at 12% per annum.

So long as any shares of Series B Preferred Stock of the Company are currently outstanding or from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by 2% per annum.

As of March 31, 2020, the Company has accrued a cumulative of $2.5 million in dividends to holders of Series A Preferred Stock as a reduction to additional paid-in capital.

Series B Preferred Stock

As of March 31, 2020, we had 199,474 shares of Series B Preferred Stock outstanding, with each share having a stated value of $1,000 plus accumulated dividends. Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid in cash on the Series B Preferred Stock as, if and when declared by our Board. To the extent not prohibited by applicable law, dividends are required to be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31. Any dividend period for which the Total Net Leverage Ratio is greater than 1.50:1.00, the dividend rate is 13.5% per annum and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to 1.50:1.00, at a rate of 12% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on Series B Preferred Stock and is effective as of the applicable dividend date without any further action by the Board at a rate of 15%.

The Company has accrued a cumulative of $18.3 million in dividends to holders of Series B Preferred Stock, which is recorded in convertible debt in the Company's condensed consolidated balance sheet for the quarter ended March 31, 2020. See Note 5. Fair Value of Financial Instruments for discussion regarding the Company's valuation of Series B Preferred Stock.

Stock Compensation

Under guidance of ASC Topic 718 “Compensation — Stock Compensation,” stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The fair value of the RSUs was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the three months ended March 31, 2020 and 2019, we recognized $1.1 million and $1.0 million in compensation expense, respectively,

Note 9. Income Taxes

The Company’s statutory federal tax rate was 21.00% for the periods ended March 31, 2020 and 2019, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 12.0%. A small number of states do not impose an income tax.

The effective tax rates for the three months ended March 31, 2020 and 2019 were 6.4% and 27.4%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent differences related to the interest accrued for the Series B Preferred Stock, which is not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended March 31, 2020 and 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted by the US Government in response to the COVID-19 pandemic to provide employment retention incentives. These relief measures did not materially affect the condensed consolidated financial statements for the first quarter of 2020. We are currently assessing the future implications of these provisions on our condensed consolidated financial statements.

Note 10. Segments

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

The following is a brief description of the Company's reportable segments:

Renewables Segment

The Renewables segment operates throughout the United States and specializes in a range of full engineering, procurement and construction (“EPC”) services that include project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries.

Specialty Civil Segment

The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•	Heavy civil construction services such as high-altitude road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

•	Environmental remediation services such as site development, environmental site closure and outsourced contract mining and coal ash management services.

•	Rail Infrastructure services such as planning, creation and maintenance of infrastructure projects for major railway and intermodal facilities construction.

Segment Revenue

Revenue by segment was as follows:

	Three Months Ended March 31,
(in thousands)	2020		2019
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$248,746	69.5%	$74,031	39.0%
Specialty Civil	109,417	30.5%	115,750	61.0%
Total revenue	$358,163	100.0%	$189,781	100.0%

Segment Gross Profit

Gross profit by segment was as follows:

	Three Months Ended March 31,
(in thousands)	2020		2019
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$25,829	10.4%	$1,163	1.6%
Specialty Civil	7,212	6.6%	4,581	4.0%
Total gross profit	$33,041	9.2%	$5,744	3.0%

Note 11. Related Party Transactions

Related Party Shareholders

Type of Equity	Holder	Ownership Percentage
Series A Preferred, Series A Conversion Warrants and Exchange Warrants, Series B-3 Preferred Stock (exchange agreement)	Infrastructure and Energy Alternatives, LLC	100%
Series B-1 Preferred Stock, Series A Conversion Warrants, Additional 6% Warrants, Warrants at closing	Ares	60%
	Oaktree Power Opportunities Fund III Delaware, L.P.	40%
2020 Commitment	Ares	50%
	Oaktree Power Opportunities Fund III Delaware, L.P.	50%
Series B-2 and B-3 Preferred Stock, Warrants at closing	Ares	100%

Note 12. Subsequent Event

Amendment to Equity Commitment Agreement

On May 6, 2020, the Company entered into an Amendment (the “Amendment”) to the Equity Commitment Agreement, dated as of October 29, 2019 (the “Equity Commitment Agreement”) by and between the Company, Ares and Oaktree. The Amendment amends the Equity Commitment Agreement to extend the period of time required to enter into the 2020 Commitment and purchase additional shares of Series B-3 Preferred Stock and warrants from the Company to July 14, 2020, or such other date as mutually agreed upon. Additionally, the Amendment clarifies that the 2020 Commitment shall in no event exceed $5,650,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “seek,” “target,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this Quarterly Report, regarding expectations for the impact of COVID-19 future financial performance, business strategies, expectations for our business, future operations, liquidity positions, availability of capital resources, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements.

These forward-looking statements are based on information available as of the date of this Quarterly Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
potential risks and uncertainties relating to the ultimate impact of COVID-19, including the geographic spread, the severity of the disease, the duration of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact, and the potential negative impacts of COVID-19 on the global economy and financial markets;

•	availability of commercially reasonable and accessible sources of liquidity and bonding;

•	our ability to generate cash flow and liquidity to fund operations;

•	the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate;

•	our ability to identify acquisition candidates and integrate acquired businesses;

•	consumer demand;

•	our ability to grow and manage growth profitably;

•	the possibility that we may be adversely affected by economic, business, and/or competitive factors;

•	market conditions, technological developments, regulatory changes or other governmental policy uncertainty that affects us or our customers;

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

•	the ability of customers to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice;

•	customer disputes related to the performance of services;

•	disputes with, or failures of, subcontractors to deliver agreed-upon supplies or services in a timely fashion;

•	our ability to replace non-recurring projects with new projects;

•	the impact of U.S. federal, local, state, foreign or tax legislation and other regulations affecting the renewable energy industry and related projects and expenditures;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements;

•	fluctuations in maintenance, materials, labor and other costs;

•	our beliefs regarding the state of the renewable wind energy market generally; and

•	the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our quarterly reports, other public filings and press releases.

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

Overview

We are a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States. We segregate our business into two reportable segments: the Renewables segment and the Specialty Civil segment.

The Renewables segment operates throughout the United States and specializes in a range of services that include project delivery, design, site development, construction, installation and restoration of infrastructure services for the wind and solar industries. We are one of the larger providers in the renewable energy industry and have completed more than 200 wind and solar projects in 35 states.

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

We believe the Company has transformed its business into a diverse national platform of specialty construction capabilities with market leadership in niche markets, including renewables, environmental remediation and industrial maintenance services, heavy civil and rail.

Coronavirus Pandemic Update

The Coronavirus Disease (“COVID-19”) pandemic continues to significantly impact the United States and the world generally. The impact of COVID-19 on construction businesses such as ours is evolving rapidly and its future effects are uncertain.  We are focused on the safety of our employees and ensuring that our construction sites are managed by taking all reasonable precautions to protect on-site personnel.

We have taken the following actions to address the risks attributable to the COVID-19 pandemic:

•
We established a dedicated COVID-19 task force representing all parts of the Company to review and implement actions to prepare for the impacts on our operations, including a variety of protocols in the areas of social distancing, working from home, emergency office and project site closures, and travel restrictions.

•
In addition to our existing site crisis management plans, our operations expanded and implemented their pandemic response plans to ensure a consistent, comprehensive response to various COVID-19 scenarios.

•	We implemented more stringent office and project site cleaning and hygiene protocols in all locations. We also developed more stringent tool, vehicle and equipment cleaning protocols.

•
For employees, we established a regularly updated COVID-19 information hub with FAQs, important communications, regularly updated protocols, business planning tools, best practices, signage/flyers and other important resources.

•	We have significantly increased communications, signage and oversight of personal hygiene requirements to drive better prevention practices.

•	We postponed social gatherings, large in-person training sessions and other activities involving groups of 10 or more.

•
We have prohibited virtually all Company air travel unless approved by executive leadership. We have also required all employees to report their personal travel schedules so we can closely monitor and take any necessary steps to maintain the safety of our workforce.

•
We have increased our efforts to reduce SG&A expenses by implementing a hiring freeze, delaying the Company 401(k) match until later in the year, prohibiting all non-essential travel, reducing new initiatives, deferring promotions and salary changes, and canceling any non-essential capital expenditures or consulting work.

•	To mitigate the effects of working from home and travel bans, we have significantly increased the use of remote communication technologies.

We are actively monitoring this issue, including disease progression, federal, state and local government actions, CDC and WHO responses, supplier and supply chain risks, and prevention and containment measures to maintain business operations. As the COVID-19 pandemic and the responses by federal, state and local governments continue to evolve, we continue to make adjustments to our practices and policies to protect the health of our employees and those we work with at our projects and office locations, while continuing to provide our essential construction services to our clients.

We believe that the foregoing actions have significantly reduced the Company’s exposure to the effects of COVID-19, including our workforce’s exposure to infection from COVID-19. As of today, we have had a drastically low incidence of infection in our workforce, none of which we believe was transmitted at work.

While we have received notices of force majeure from certain of our suppliers and customers, we don’t believe at this time, that any such notices will cause critical project delays. To date, we have not had any work stoppages or indications that any of our key projects will be significantly delayed. However, we cannot predict significant disruptions beyond our control, including quarantines and customer work stoppages, significant force majeure declarations by our suppliers or other equipment providers material to our projects. We are taking actions to preserve our liquidity such as limiting our hiring and delaying spending on non-critical initiatives. At this point, we do not believe that COVID-19 is having a negative impact on our liquidity. We could see a change in this status if we experience work stoppages at our projects which would prevent us from billing customers for new work performed. If the federal, state and local governments proceed with more restrictive measures, and our customers determine to stop work or terminate projects, these actions would negatively impact our business, results of operations, liquidity and prospects. In addition, the Company is unable to predict any changes in the market for bonding by our sureties. The Company's ability to obtain bonding may be negatively impacted by market conditions beyond its control.

Economic and Market Factors

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

Renewables - We have maintained a focus on construction of renewable power production capacity as renewable energy, particularly from wind and solar, and on December 16, 2019, the federal government implemented an agreement that extended lapsed and expiring tax breaks for wind renewable projects. The extension provides a single year extension of the production tax credit (“PTC”) at a 60% level and the investment tax credit (“ITC”) at an 18% level to qualifying projects for which the construction commencement date is now prior to January 1, 2021. We believe that demand will continue to remain strong even after expiration due to the following factors:

•	Technological advances in turbines sizes and battery storage continue to drive lower costs of electricity generated from wind and solar farms;

•	Approximately 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards or goals strengthening the backing for clean energy; and

•
The Annual Energy Outlook 2020 published by the U.S. Department of Energy (“DOE”) in January 2020 projected the addition of approximately 117 gigawatts of new utility-scale wind and solar capacity from 2020 to 2023. We estimate that EPC services will account for approximately 30% of the estimated $28.4 billion of construction over that time period.

We believe that these factors could challenge our future revenue streams in the Renewables segment:

•	Reduction of owner financing related to the current COVID-19 environment which could cause delays or cancellations of future projects; and

•	Market price declines on natural gas and other energy products that undercut the immediate demand for increased renewable infrastructure.

Specialty Civil - Our Specialty Civil revenue has been generated through a combination of heavy civil construction, rail construction and environmental remediation. We believe that demand will continue to remain strong based on the following factors:

•
Heavy civil - the FMI 2020 Overview Report published in the fourth quarter of 2019 project that nonresidential construction put in place for the United States will be over $850 million per year from 2020 to 2023.

•
Rail - Fostering Advancements in Shipping And Transportation For The Long-Term Achievement of National Efficiencies (FASTLANE) grants are expected to provide $4.5 billion through 2020 to freight and highway projects of national or regional significance.

•	Environmental remediation - According to the American Coal Ash Association, more than 102.3 million tons of coal ash was generated in 2018 and 42% of coal ash generated was disposed of.

We believe that these factors could challenge our future revenue streams in the Specialty Civil segment:

•	Decrease in demand for civil construction resulting from corresponding decreases in state departments of transportation budgets from lack of revenues due to quarantine.

•	Reduction of future pipeline opportunities in certain portions of the U.S. related to further impact of COVID-19.

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

Our revenue and results of operations for our Specialty Civil segment are also affected by seasonality but to a lesser extent as these projects are more geographically diverse and located in less severe weather areas. While the first and second quarter revenues are typically lower than the third and fourth quarter, this diversity has allowed this segment to be less seasonal over the course of the year.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires the use of estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about our operating results, including the results of construction contracts accounted for under the cost-to-cost method, and the carrying values of assets and liabilities that are not readily apparent from other sources. Given that management estimates, by their nature, involve judgments regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be inaccurate. Refer to Note 1. Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed consolidated financial statements and to our 2019 Form 10-K for discussion of our significant accounting policies.

We believe that our key estimates include: the recognition of revenue and project profit or loss ; fair value estimates, including those related to Series B Preferred Stock; valuations of goodwill and intangible assets; asset lives used in computing depreciation and amortization; accrued self-insured claims; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s condensed consolidated financial position and results of operations, actual results could differ materially from those estimates.

“Emerging Growth Company” Status

As of December 31, 2019, the Company's total annual gross revenues exceed $1.07 billion and we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). See Note 1. Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements for more information.

Results of Operations

Three Months Ended March 31, 2020 and 2019

The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020		2019

Revenue	$358,163	100.0%	$189,781	100.0%
Cost of revenue	325,122	90.8%	184,037	97.0%
Gross profit	33,041	9.2%	5,744	3.0%
Selling, general and administrative expenses	29,484	8.2%	27,754	14.6%
Income from operations	3,557	1.0%	(22,010)	(11.6)%
Interest expense, net	(16,065)	(4.5)%	(10,367)	(5.5)%
Other expense	(1,102)	(0.3)%	(170)	(0.1)%
Income from continuing operations before income taxes	(13,610)	(3.8)%	(32,547)	(17.1)%
Benefit for income taxes	867	0.2%	8,908	4.7%
Net income	$(12,743)	(3.6)%	$(23,639)	(12.5)%

We review our operating results by reportable segment. See Note 10. Segments in the notes to the condensed consolidated financial statements in Part 1. Financial Statements. Management’s review of reportable segment results includes analyses of trends in revenue and gross profit. The following table presents revenue and gross profit by reportable segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020		2019
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$248,746	69.5%	$74,031	39.0%
Specialty Civil	109,417	30.5%	115,750	61.0%
Total revenue	$358,163	100.0%	$189,781	100.0%

	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$25,829	10.4%	$1,163	1.6%
Specialty Civil	7,212	6.6%	4,581	4.0%
Total gross profit	$33,041	9.2%	$5,744	3.0%

The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in Item 1 of this Quarterly Report on Form 10-Q.

Revenue. Revenue increased 88.7%, or $168.4 million, in the first quarter of 2020, compared to the same period in 2019.

Renewables Segment. Renewables revenue was $248.7 million for the first quarter of 2020, as compared to $74.0 million for the same period in 2019, an increase of $174.7 million, or 236.1%. The increase was primarily due to more favorable weather conditions at job sites, the benefit from mobilization of several wind projects at the end of 2019, and an increase in the number of projects during the quarter.

Specialty Civil Segment. Specialty Civil revenue was $109.4 million for the first quarter of 2020, as compared to $115.8 million for the same period in 2019, a decrease of $6.4 million, or 5.5%. The decrease was primarily due to a reduction of revenue generated from heavy civil construction related to the completion of several civil projects at the end of 2019, offset by higher revenue generated in our rail division.

Gross profit. Gross profit increased 475.2%, or $27.3 million, in the first quarter of 2020, compared to the same period in 2019. As a percentage of revenue, gross profit was 9.2% in the quarter, as compared to 3.0% in the prior-year period. The first quarter of 2020 gross profit included the impact of recognizing increased potential future costs from the COVID-19 pandemic which reduced gross margin by $5.4 million or 1.2% of revenue.

Renewables Segment. Gross profit was $25.8 million for the first quarter of 2020, as compared to $1.2 million for the same period in 2019. As a percentage of revenue, gross profit was 10.4% in the quarter, as compared to 1.6% in the prior-year period. The increase in gross profit percentage and dollars is related to the increased revenue, coupled with reduced adverse weather conditions in the first quarter of 2020 and a larger number of construction projects. In 2019, the reduction of gross profit dollars and margin was negatively impacted by the completion of six construction projects affected by severe weather in 2018. These six projects together produced as gross margin of 0.9% and comprised 23.1% of 2019 first quarter revenue.

Specialty Civil Segment. Gross profit was $7.2 million for the first quarter of 2020, as compared to $4.6 million for the same period in 2019. As a percentage of revenue, gross profit was 6.6% in the quarter, as compared to 4.0% in the prior-year period. The increase in dollars and percentage was related to higher margins generated on the mix of projects under construction in the first quarter 2020 compared to the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.2%, or $1.7 million, in the first quarter of 2020, compared to the same period in 2019. Selling, general and administrative expenses were 8.2% of revenue in the first quarter of 2020, compared to 14.6% in the same period in 2019. The increase in selling, general and administrative expenses was primarily driven by increased by increased compensation expense related to significantly larger operations in both of the Company's operating segments. In 2019, the percentage of revenue increase was related to higher costs associated with the Company's acquisition integration costs.

Interest expense, net. Interest expense, net increased by $5.7 million, in the first quarter of 2020, compared to the same period in 2019. This increase was primarily driven by accrued dividends on Series B Preferred Stock which are recorded as interest expense, offset by the decreased borrowings under our line of credit and term loan in the first quarter of 2020.

Other expense. Other expense increased by $0.9 million, in the first quarter of 2020, compared to the same period in 2019. This increase was primarily the result of the fair value adjustment related to our Series B Preferred Stock warrants. See further discussion in Note 5. Fair Value of Financial Instruments included in Item 1 of this Quarterly Report on Form 10-Q.

Benefit for income taxes. Benefit for income taxes decreased 90.3%, or $8.0 million, to a benefit of $0.9 million in the first quarter of 2020, compared to a benefit $8.9 million for the same period in 2019. The effective tax rates for the period ended March 31, 2020 and 2019 were 6.4% and 27.4%, respectively. The lower effective tax rate in the first quarter of 2020 was primarily attributable to accrued dividends for the Series B Preferred Stock which are recorded as interest expense and not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended March 31, 2020 and 2019.

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

As of March 31, 2020 and December 31, 2019, our total backlog was approximately $2.0 billion and $2.2 billion, respectively, compared to $2.2 billion as of March 31, 2019. The decrease is primarily related to the Company's traditional seasonality. The Company expects to recognize revenue related to its backlog of 62.2% for the remainder of 2020, 14.9% in 2021, and 22.9% in 2022.

The following table summarizes our backlog by segment for March 31, 2020 and December 31, 2019:

(in millions)
Segments	March 31, 2020	December 31, 2019
Renewables	1,436.0	1,582.5
Specialty Civil	576.6	588.7
Total	$2,012.6	$2,171.2

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

Backlog is not a term recognized under GAAP, although it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others. See ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 for a discussion of the risks associated with our backlog.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations, our cash balances and availability under our Third A&R Credit Agreement. Our primary liquidity needs are for working capital, debt service, dividends on our Series A Preferred Stock and Series B Preferred Stock, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. As of March 31, 2020, we had approximately $58.1 million in cash, and $26.3 million availability under our Third A&R Credit Agreement.

We anticipate that our existing cash balances, funds generated from operations, and borrowings will be sufficient to meet our cash requirements for the next twelve months. No assurance can be given, however, that these sources will be sufficient, because there are many factors which could affect our liquidity, including some which are beyond our control. Please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 for a discussion of the risks associated with our liquidity.

Capital Expenditures

For the three months ended March 31, 2020, we incurred $5.8 million in finance lease payments and an additional $2.2 million cash purchases for equipment. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2020 and 2021. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

Generally, we receive 5% to 10% cash payments from our customers upon the inception of our Renewable projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2020, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, decreased to $348.6 million as of March 31, 2020 from $382.9 million as of December 31, 2019, due primarily to lower levels of revenue, timing of project activity, and collection of billings to customers.

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

Sources and Uses of Cash

Sources and uses of cash are summarized below:

	Three Months Ended March 31,
(in thousands)	2020	2019

Net cash used in operating activities	(74,177)	(37,547)
Net cash provided by (used in) investing activities	87	(2,063)
Net cash provided by (used in) financing activities	(15,088)	16,216

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2020 was $74.2 million, as compared to net cash used by operating activities of $37.5 million over the same period in 2019. The increase in net cash used by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change was primarily attributable to $33.5 million related to reduced collections of accounts receivable and $31.4 million reduction of contract liabilities, offset by the decrease in net loss.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2020 was $0.1 million, as compared to net cash used by investing activities of $2.1 million over the same period in 2019. The increase in net cash provided by investing activities was primarily attributable to proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2020 was $15.1 million, as compared to net cash provided by $16.2 million over the same period in 2019. The reduction of cash provided by financing of activities of $31.3 million was primarily attributable to a sales leaseback transaction of $24.3 million and merger recapitalization costs received in 2019.

Series A Preferred Stock

As of March 31, 2020, we had 17,483 shares of Series A Preferred Stock with an initial stated value of $1,000 per share plus accumulated dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective as of the applicable dividend date without any further action by the Board at 12% per annum. On March 31, 2020, dividends with respect to the quarter accrued at a rate of 12% and increased the stated value.

So long as any shares of Series B Preferred Stock of the Company are currently outstanding or from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by 2% per annum.

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

Based on the stated value of the Series A Preferred Stock as of March 31, 2020 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $2.5 million on the Series A Preferred Stock. If our business does not generate enough cash to pay future cash dividends, the dividends will accrue at a rate of 12% per annum and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series A Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series A Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

Series B Preferred Stock

As of March 31, 2020, we had 199,474 shares of Series B Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated dividends. Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid in cash on the Series B Preferred Stock as, if and when declared by our Board. To the extent not prohibited by applicable law, dividends are required to be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31. Any dividend period for which the Total Net Leverage Ratio is greater than 1.50:1.00, the dividend rate is 13.5% per annum and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to 1.50:1.00, at a rate of 12% per annum.

If not paid in cash, dividends will accrue on the stated value and will increase the stated value on Series B Preferred Stock and is effective as of the applicable dividend date without any further action by the Board at a rate of 15%. On March 31, 2020, dividends with respect to the quarter accrued at a rate of 15% and increased the stated value.

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

Based on the stated value of the Series B Preferred Stock as of March 31, 2020 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $18.3 million on the Series B Preferred Stock. If our business does not generate enough cash to pay future cash dividends, the dividends will accrue at a rate of 15% per annum and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series B Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series B Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of March 31, 2020.

	Payments due by period
(in thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter

Debt (principal) (1)	366,046	1,365	1,228	15,859	29,735	129,104	188,755
Debt (interest) (2)	110,170	7,488	27,584	24,356	21,234	18,130	11,378
Finance leases (3)	65,574	20,035	22,344	18,302	4,108	628	157
Operating leases (4)	59,669	9,784	11,242	8,846	6,220	3,116	20,461
Total	$601,459	$38,672	$62,398	$67,363	$61,297	$150,978	$220,751

(1)
Represents the contractual principal payment due dates on our outstanding debt, including the convertible debt - Series B Preferred with expected redemption date of February 15, 2025. Future declared dividends have been excluded, as payment determination will be evaluated each quarter resulting in differing accumulated dividend rates.

(2)	Includes variable rate interest using March 31, 2020 rates.

(3)
We have obligations, exclusive of associated interest, recognized under various finance leases for equipment totaling $65.6 million at March 31, 2020. Net amounts recognized within property, plant and equipment, net in the condensed consolidated balance sheet under these financed lease agreements at March 31, 2020 totaled $78.5 million.

(4)
We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038.

For detailed discussion and additional information pertaining to our debt instruments, see Note 6. Debt and Note 7. Commitments and Contingencies in the notes to condensed consolidated financial statements, included in Item 1.

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

As of March 31, 2020 and December 31, 2019, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility, respectively, in the amount of $23.7 million and $21.0 million, respectively, related to projects.

As of March 31, 2020 and December 31, 2019, the Company had outstanding surety bonds on projects of $2.5 billion and $2.4 billion, respectively, including the bonding line of the acquired ACC Companies and Saiia.

See Note 6. Debt in the notes to condensed consolidated financial statements, included in Item 1 of this Quarterly Report on Form 10-Q, for discussion pertaining to our off-balance sheet arrangements. See Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies and Note 11. Related Party Transactions in the notes to condensed consolidated financial statements, included in Item 1, for discussion pertaining to certain of our investment arrangements.

Recently Issued Accounting Pronouncements

See Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements, included in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

We are subject to concentrations of credit risk related to our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and earnings in excess of billings (‘‘CIEB’’) on uncompleted contracts net of advanced billings with the same customer. We grant credit under normal payment terms, generally without collateral, and as a result, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened if there is depressed economic and financial market conditions. However, we believe the concentration of credit risk related to billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the lack of concentration and the high credit rating of our customers.

Interest Rate Risk

Borrowings under the new credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding debt balance as of March 31, 2020 was $177.3 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $1.8 million. As of March 31, 2020, we had no derivative financial instruments to manage interest rate risk.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As previously discussed in Item 2. Management Discussion and Analysis, the Company is using remote technology for employees working from home due to COVID-19. Although certain employees are working remotely, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A. Risk Factors

At March 31, 2020, there have been no other material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2020, which is accessible on the SEC's website at www.sec.gov, except as described below.

The ultimate effects of the current COVID-19 pandemic are unknown and evolving, and could result in negative effects on our business, financial condition, results of operations and prospects.

The COVID-19 pandemic is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions in the United States and worldwide. In particular, efforts to control the spread of COVID-19 have led to local and worldwide shutdowns and stay-at-home orders, stock price declines, employee layoffs, and governmental programs to support the economy.

The COVID-19 pandemic could affect us in a number of other ways, including but not limited to:

•	Inability to properly staff our construction projects due to quarantines and stay at home orders.

•	Inabilities of customers to fund project obligations due to liquidity issues.

•	Termination or delay in project construction at our customers’ discretion due to financial uncertainties.

•	Inability of, or delays by, our subcontractors to deliver equipment and services.

•	Restrictions on our ability to obtain new business if our customer base is financially constrained.

•	Inability to obtain bonding from our sureties due to tightening of credit markets.

•	Decrease in demand for civil construction resulting from corresponding decreases in federal, state and local budgets.

Each of the foregoing would cause project delays, force majeure events and project terminations which could negatively impact our ability to recognize revenues and bill our customers for current costs. In addition, if our customers are unable to finance new projects as a result of their liquidity issues during and in the aftermath of the pandemic, our business outlook will be negatively impacted. A prolonged continuation of the COVID-19 pandemic, or a resurgence of the pandemic even if the current pandemic is significantly reduced, could also result in additional impacts to our business, financial condition, results of operations and prospects. The ultimate effects of the COVID-19 pandemic are unknown at this time. We are continuing to monitor developments but cannot predict at this time whether COVID-19 will have a material impact on our business, financial condition or results of operations.

Item 5. Other Information

Amendment to Equity Commitment Agreement

On May 6, 2020, the Company entered into an Amendment (the “Amendment”) to the Equity Commitment Agreement, dated as of October 29, 2019 (the “Equity Commitment Agreement”) by and among the Company, each Commitment Party (as defined in the Equity Commitment Agreement), Oaktree Power Opportunities Fund III Delaware, L.P., a Delaware limited partnership, Infrastructure and Energy Alternatives, LLC, a Delaware limited liability company and OT POF IEA Preferred B Aggregator, L.P., a Delaware limited partnership.

The Amendment amends the Equity Commitment Agreement to extend the period of time the Backstop Parties (as defined in the Equity Commitment Agreement) may be required to enter into the 2020 Commitment (as defined in the Equity Commitment Agreement) and purchase additional shares of Series B-3 Preferred Stock and warrants from the Company to July 14, 2020, or such other date as mutually agreed between the Backstop Parties and the Company. Additionally, the Amendment clarifies that, after giving effect to reductions in the commitment amount to date, the 2020 Commitment shall in no event exceed $5,650,000.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed herewith as Exhibit 10.1 and is incorporated in this “Item 5. - Other Information” by reference.

Amended and Restated Annual Incentive Compensation Program

                On May 6, 2020, the Company adopted an amended and restated annual incentive compensation program (the “A&R AICP”), which amends and restates the Company’s current annual incentive compensation program. The purpose of the A&R AICP is to encourage excellence and high levels of performance, emphasize safety as a key goal, recognize the contributions of key employees to the overall profitability and safety of the Company, and encourage key employees to cooperate, share information and work together for the overall benefit of the Company and its shareholders.

The A&R AICP provides for potential cash bonuses to eligible participants based upon achievement of one or more performance criteria, including Adjusted EBITDA on a consolidated basis, free cash flow, target total reportable incident rate on a consolidated basis or a business unit or operating company division basis, and target gross profit on a business unit or operating company division basis. The Compensation Committee of the Board of Directors of the Company (the “Committee”) is delegated authority to determine target bonus awards, the performance criteria that will be used to determine the payment of target bonuses, as well as any minimum or maximum thresholds that may be used in determining the amount earned with respect to any specific performance criteria. The Committee may assign participants into different classes, with each class being subject to different target bonuses, performance criteria, and weightings.

                The foregoing description of the A&R AICP does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R AICP, which is filed herewith as Exhibit 10.2 and is incorporated in this “Item 5. - Other Information” by reference.

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

4.7
Amended and Restated Warrant Agreement, dated as of March 26, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

4.8
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

4.13	Subscription Rights Certificate (incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-1 (File No. 333-235280) filed on January 29, 2020).
4.14	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on March 4, 2020).
4.15
Warrant Agreement, dated as of March 3, 2020, by and between Infrastructure and Energy Alternatives, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed on March 4, 2020).

10.1*
Amendment to the Equity Commitment Agreement, dated as of May 6, 2020, by and among the Company, each Commitment Party (as defined in the Equity Commitment Agreement), Oaktree Power Opportunities Fund III Delaware, L.P., Infrastructure and Energy Alternatives, LLC, and OT POF IEA Preferred B Aggregator, L.P.

10.2*†	Amended and Restated Annual Incentive Compensation Program.
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

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: May 7, 2020	By:	/s/ JP Roehm
Name: JP Roehm
Title: Chief Executive Officer

Dated: May 7, 2020	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Chief Financial Officer

Dated: May 7, 2020	By:	/s/ Bharat Shah
Name: Bharat Shah
Title: Chief Accounting Officer