Form 10-Q
period 2020-06-30
Infrastructure & Energy Alternatives, Inc.
filed 2020-08-10
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37796

Infrastructure & Energy Alternatives, Inc.
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

Number of shares of Common Stock outstanding as of the close of business on August 10, 2020: 22,947,871.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$59,392	$147,259
Accounts receivable, net	211,979	203,645
Contract assets	220,868	179,303
Prepaid expenses and other current assets	33,605	16,855
Total current assets	525,844	547,062

Property, plant and equipment, net	133,428	140,488
Operating lease asset	43,045	43,431
Intangible assets, net	30,564	37,272
Goodwill	37,373	37,373
Company-owned life insurance	3,940	4,752
Deferred income taxes	9,333	12,992
Other assets	367	1,551
Total assets	$783,894	$824,921

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$141,174	$177,783
Accrued liabilities	153,988	158,103
Contract liabilities	123,091	115,634
Current portion of finance lease obligations	23,790	23,183
Current portion of operating lease obligations	10,392	9,628
Current portion of long-term debt	1,680	1,946
Total current liabilities	454,115	486,277

Finance lease obligations, less current portion	35,615	41,055
Operating lease obligations, less current portion	33,633	34,572
Long-term debt, less current portion	156,546	162,901
Debt - Series B Preferred Stock	176,800	166,141
Series B Preferred Stock - warrant obligations	3,800	17,591
Deferred compensation	7,174	8,004
Total liabilities	$867,683	$916,541

Commitments and contingencies:

Series A Preferred Stock, par value, $0.0001 per share; 1,000,000 shares authorized; 17,483 shares and 17,483 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	17,483	17,483

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 150,000,000 and 100,000,000 shares authorized; 21,142,193 and 20,460,533 shares issued and 20,960,862 and 20,446,811 outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Treasury stock, 181,331 and 13,722 shares at cost at June 30, 2020 and December 31, 2019, respectively.	(395)	(76)
Additional paid in capital	34,463	17,167
Accumulated deficit	(135,342)	(126,196)
Total stockholders' equity (deficit)	(101,272)	(109,103)
Total liabilities and stockholders' equity (deficit)	$783,894	$824,921
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$480,604	$327,961	$838,767	$517,742
Cost of revenue	426,363	296,539	751,485	480,576
Gross profit	54,241	31,422	87,282	37,166

Selling, general and administrative expenses	28,074	25,878	57,558	53,632
Income (loss) from operations	26,167	5,544	29,724	(16,466)

Other income (expense), net:
Interest expense, net	(16,200)	(11,496)	(32,265)	(21,863)
Other income (expense)	(1,631)	18,272	(2,733)	18,102
Income (loss) before benefit for income taxes	8,336	12,320	(5,274)	(20,227)

(Provision) benefit for income taxes	(4,739)	(6,112)	(3,872)	2,796

Net income (loss)	$3,597	$6,208	$(9,146)	$(17,431)
Less: Convertible Preferred Stock dividends	(606)	(918)	(1,372)	(1,443)
Less: Contingent consideration fair value adjustment	—	(18,835)	—	(18,835)
Less: Net income allocated to participating securities	(802)	—	—	—
Net income (loss) available for common stockholders	$2,189	$(13,545)	$(10,518)	$(37,709)

Net income (loss) per common share - basic	0.11	(0.61)	(0.51)	(1.70)
Net income (loss) per common share - diluted	0.09	(0.61)	(0.51)	(1.70)
Weighted average shares - basic	20,751,673	22,252,489	20,636,944	22,220,799
Weighted average shares - diluted	39,978,382	22,252,489	20,636,944	22,220,799

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Equity (Deficit)
	Shares	Par Value		Shares	Cost
Balance at December 31, 2018	22,155	2	4,751	—	—	(135,931)	(131,178)
Net loss	—	—	—	—	—	(23,639)	(23,639)
Share-based compensation	—	—	1,040	—	—	—	1,040
Share-based payment transaction	111	—	235	(14)	(76)	—	159
Merger recapitalization transaction	—	—	—	—	—	2,754	2,754
Cumulative effect from adoption of new accounting standard, net of tax	—	—	—	—	—	750	750
Series A Preferred dividends	—	—	(525)	—	—	—	(525)
Balance at March 31, 2019	22,266	$2	$5,501	(14)	$(76)	$(156,066)	$(150,639)
Net income	—	—	—	—	—	6,208	6,208
Share-based compensation	—	—	720	—	—	—	720
Series B Preferred Stock - Warrants at close	—	—	9,422	—	—	—	9,422
Series A Preferred dividends	—	—	(918)	—	—	—	(918)
Balance at June 30, 2019	22,266	$2	$14,725	(14)	$(76)	$(149,858)	$(135,207)

Balance at December 31, 2019	20,461	$2	$17,167	(14)	$(76)	$(126,196)	$(109,103)
Net loss	—	—	—	—	—	(12,743)	(12,743)
Share-based compensation	—	—	1,113	—	—	—	1,113
Share-based payment transactions	240	—	280	(38)	(84)	—	196
Series B Preferred Stock - Warrants at close	—	—	15,631	—	—	—	15,631
Series A Preferred dividends	—	—	(766)	—	—	—	(766)
Balance at March 31, 2020	20,701	$2	$33,425	(52)	$(160)	$(138,939)	$(105,672)
Net income	—	—	—	—	—	3,597	3,597
Share-based compensation	—	—	844	—	—	—	844
Share-based payment transactions	441	—	800	(129)	(235)	—	565
Series A Preferred dividends	—	—	(606)	—	—	—	(606)
Balance at June 30, 2020	21,142	$2	$34,463	(181)	$(395)	$(135,342)	$(101,272)

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,146)	$(17,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,001	23,801
Contingent consideration fair value adjustment	—	(18,835)
Warrant liability fair value adjustment	2,828	—
Amortization of debt discounts and issuance costs	5,379	2,732
Share-based compensation expense	1,957	1,760
Loss on sale of equipment	574	762
Deferred compensation	(830)	849
Accrued dividends on Series B Preferred Stock	7,959	1,025
Deferred income taxes	3,659	(2,517)
Other, net	227	60
Change in operating assets and liabilities:
Accounts receivable	(8,349)	(2,291)
Contract assets	(41,565)	(28,471)
Prepaid expenses and other assets	(16,685)	(7,353)
Accounts payable and accrued liabilities	(42,097)	(33,012)
Contract liabilities	7,458	18,090
Net cash used in operating activities	(64,630)	(60,831)

Cash flow from investing activities:
Company-owned life insurance	812	(296)
Purchases of property, plant and equipment	(5,171)	(4,158)
Proceeds from sale of property, plant and equipment	2,837	6,555
Net cash (used in) provided by investing activities	(1,522)	2,101

Cash flows from financing activities:
Proceeds from long-term debt	72,000	9,400
Payments on long-term debt	(82,357)	(59,334)
Debt financing fees	—	(9,473)
Payments on finance lease obligations	(12,468)	(10,119)
Sale-leaseback transaction	—	24,343
Proceeds from issuance of stock - Series B Preferred Stock	350	50,000
Proceeds from stock-based awards, net	760	159
Merger recapitalization transaction	—	2,754
Net cash (used in) provided by financing activities	(21,715)	7,730

Net change in cash and cash equivalents	(87,867)	(51,000)

Cash and cash equivalents, beginning of the period	147,259	71,311

Cash and cash equivalents, end of the period	$59,392	$20,311

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures:
Cash paid for interest	17,821	18,281
Cash paid (received) for income taxes	(735)	227
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	7,635	—
Acquisition of assets/liabilities through operating lease	5,295	—
Series A Preferred dividends declared	1,372	1,443

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

        As of December 31, 2019, the Company's total annual gross revenues exceeded $1.07 billion and thus we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”).

We segregate our business into two reportable segments: the Renewables segment and the Specialty Civil segment. See Note 10. Segments for a description of the reportable segments and their operations.

COVID-19 Pandemic

        During March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The COVID-19 pandemic has significantly affected economic conditions in the United States and internationally as national, state and local governments reacted to the public health crisis by requiring mitigation measures that have disrupted business activities for an uncertain period of time. The effects of the COVID-19 pandemic could affect the Company’s future business activities and financial results, including; new contract awards, reduced crew productivity, contract amendments/cancellations, higher operating costs and/or delayed project start dates or project shutdowns that may be requested or mandated by governmental authorities or others.

The Company believes that the COVID-19 pandemic has not had a material adverse impact on the Company’s financial results for the period ended June 30, 2020. Most of the Company’s construction services are currently deemed essential under governmental mitigation orders and all of our business segments continue to operate. The Company has issued several notices of force majeure for the purpose of recognizing delays in construction schedules due to COVID-19 outbreaks on certain of its teams and has also received notices of force majeure from the owners of certain projects and certain subcontractors. Management does not believe that any delays on projects related to these events of force majeure will have a material impact on its results of operations.

Management’s top priority has been to take appropriate actions to protect the health and safety of the Company's employees, customers and business partners, including adjusting the Company's standard operating procedures to respond to evolving health guidelines. Management believes that it is taking appropriate steps to mitigate any potential impact to the Company; however, given the uncertainty regarding the potential effects of the COVID-19 pandemic, any future impacts cannot be quantified or predicted with specificity.

Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Adjustments necessary to arrive at net income (loss) available for common stockholders, previously disclosed in Note 8, have been added to the prior period presentation of the consolidated statements of operations to be comparable with the current period presentation.
        The unaudited condensed consolidated financial statements include the accounts of IEA and its wholly-owned direct and indirect domestic and foreign subsidiaries and in the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

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

Revenue Recognition

        The Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is also referred to as Accounting Standards Codification (“ASC”) Topic 606, under the modified retrospective transition approach effective January 1, 2019, with application to all existing contracts that were not substantially completed as of January 1, 2019. The Company adopted this standard for interim periods beginning after December 31, 2019, and recorded adjustments to the previously issued quarterly financial statements for the six months ended June 30, 2019. The impacts of adoption on the Company’s retained earnings on January 1, 2019 was primarily related to variable consideration on unapproved change orders. The cumulative impact of adopting Topic 606 required net adjustments of $750,000 to the statement of operations between revenue, cost of revenue and income taxes, thereby reducing income for the six months ended June 30, 2019 and reducing the December 31, 2019 accumulated deficit. The Company also adjusted the cashflow statement as of June 30, 2019, to reflect adoption.
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
        Revenue derived from projects billed on a fixed-price basis totaled 98.0% and 90.7% of consolidated revenue from operations for the three months ended June 30, 2020 and 2019, respectively, and totaled 97.2% and 90.5% for the six months ended June 30, 2020 and 2019, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 2.0% and 9.3% of consolidated revenue from operations for the three months ended June 30, 2020 and 2019, respectively, and totaled 2.8% and 9.5% for the six months ended June 30, 2020 and 2019, respectively.

        Revenue from construction contracts is recognized over time using the cost-to-cost measure of progress for fixed price construction contracts. For these contracts, the cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer. The contractual terms provide that the customer compensates the Company for services rendered.

        Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the costs of capital equipment. The cost estimation and review process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and profit recognition. Changes in these factors could result in revisions to revenue and costs of revenue in the period in which the revisions are determined on a prospective basis, which could materially affect the Company’s condensed consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined.
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
        Remaining performance obligations represent the amount of unearned transaction prices for contracts, including approved and unapproved change orders. As of June 30, 2020, the amount of the Company’s remaining performance obligations was $1.1 billion. The Company expects to recognize approximately 72.3% of its remaining performance obligations as revenue during 2020. Revenue recognized from performance obligations satisfied in previous periods was $(1.6) million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $(3.6) million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively.
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
        As of June 30, 2020 and year ended December 31, 2019, the Company included approximately $63.5 million and $73.3 million, respectively, of unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final change order approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.

Disaggregation of Revenue
        The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Renewables Segment
Wind	$317,151	$179,069	565,688	$251,103
Solar	7,111	80	7,320	2,077
	$324,262	$179,149	$573,008	$253,180

Specialty Civil Segment
Heavy civil	$103,721	$86,170	144,943	$136,285
Rail	32,321	37,780	79,378	80,389
Environmental	20,300	24,862	41,438	47,888
	$156,342	$148,812	$265,759	$264,562
Concentrations
        The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %		Revenue %
	Three Months Ended		Six Months Ended		Accounts Receivable %
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020	December 31, 2019
Company A (Specialty Civil Segment)	*	10.6%	*	14.4%	*	*
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

        Contract assets in the Condensed Consolidated Balance Sheets represent the following:

•costs and estimated earnings in excess of billings, which arise when revenue has been recorded but the amount has not been billed; and

•retainage amounts for the portion of the contract price billed by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project.

        Contract assets consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$105,737	$91,543
Retainage receivable	115,131	87,760
	220,868	179,303
        Contract liabilities consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Billings in excess of costs and estimated earnings on uncompleted contracts	$123,079	$115,570
Loss on contracts in progress	12	64
	$123,091	$115,634

The contract receivables amount as of December 31, 2019 included unapproved change orders of approximately $9.2 million for which the Company was pursuing settlement through dispute resolution. The Company agreed to settle the unapproved change order dispute in the current quarter.

        Revenue recognized for the three and six months ended June 30, 2020 included in the contract liability balance at December 31, 2019 was approximately $17.8 million and $108.7 million, respectively, and revenue recognized for the three and six months ended June 30, 2019 included in the contract liability balance at December 31, 2018 was approximately $18.2 million and $50.1 million, respectively.

        Activity in the allowance for doubtful accounts for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Allowance for doubtful accounts at beginning of period	$89	$72	$75	$42
Plus: provision for (reduction in) allowance	—	30	14	60
Less: write-offs, net of recoveries	—	—	—	—
Allowance for doubtful accounts at period end	$89	$102	$89	$102

Note 3. Property, Plant and Equipment, Net

        Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Buildings and leasehold improvements	$3,385	$2,919
Land	17,600	17,600
Construction equipment	181,712	173,434
Office equipment, furniture and fixtures	3,562	3,487
Vehicles	5,566	6,087
	211,825	203,527
Accumulated depreciation	(78,397)	(63,039)
Property, plant and equipment, net	$133,428	$140,488

        Depreciation expense of property, plant and equipment was $8,777 and $8,430 for the three months ended June 30, 2020 and 2019, respectively, and was $17,293 and $16,906 for the six months ended June 30, 2020 and 2019, respectively.

Note 4. Goodwill and Intangible Assets, Net

        The following table provides the changes in the carrying amount of goodwill, by segment:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2019	$3,020	$37,237	$40,257
Acquisition adjustments	—	(2,884)	(2,884)
December 31, 2019	$3,020	$34,353	$37,373
Adjustments	—	—	—
June 30, 2020	$3,020	$34,353	$37,373

Intangible assets consisted of the following as of the dates indicated:

	June 30, 2020				December 31, 2019
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(6,588)	$19,912	5.5 years	$26,500	$(4,695)	$21,805	6 years
Trade name	13,400	(4,645)	8,755	3.5 years	13,400	(3,305)	10,095	4 years
Backlog	13,900	(12,003)	1,897	6 months	13,900	(8,528)	5,372	1 year
	$53,800	$(23,236)	$30,564		$53,800	$(16,528)	$37,272

Amortization expense associated with intangible assets for the three months ended June 30, 2020 and 2019, totaled $3.3 million and $3.4 million, respectively, and $6.7 million and $6.9 million for the six months ended June 30, 2020 and 2019, respectively.

        The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2020 through 2024:

(in thousands)	Remainder of 2020	2021	2022	2023	2024
Amortization expense	$5,130	$6,466	$6,466	$5,841	$3,785

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

        The following table sets forth information regarding the Company's liabilities measured at fair value on a recurring basis:

	June 30, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Series B Preferred Stock - Series A Conversion Warrants and Exchange Warrants	$—	$—	$3,400	$3,400	$—	$—	$4,317	$4,317
Series B-1 Preferred Stock - Additional 6% Warrants	—	—	400	400	—	—	400	400
Series B-3 Preferred - Closing Warrants	—	—	—	—	—	—	11,491	11,491
Rights Offering	—	—	—	—	—	—	1,383	1,383
Total liabilities	$—	$—	$3,800	$3,800	$—	$—	$17,591	$17,591

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using Level 3 inputs:

(in thousands)	Series B Preferred - Series A Conversion Warrants and Exchange Warrants	Series B-1 Preferred Stock - Additional 6% Warrants	Series B-3 Preferred - Closing Warrants	Rights Offering
Beginning Balance, December 31, 2019	$4,317	$400	$11,491	$1,383
Fair value adjustment - (gain) loss recognized in other income	1,509	—	1,677	(1,383)
Transfer to non-recurring fair value instrument (equity)	(2,426)	—	(13,168)	—
Ending Balance, June 30, 2020	$3,400	$400	$—	$—

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

        The information below describes the balance sheet classification and the recurring/nonrecurring fair value measurement:

        Series B Preferred Stock (non-recurring) - The Series B Preferred Stock is a mandatorily redeemable financial instrument under ASC 480 and was recorded at relative fair value as debt which was estimated using a discounted cashflow model based on certain significant unobservable inputs, such as accumulated dividend rates, and projected Adjusted EBITDA for the life of the Series B Preferred Stock. The fair value of the liability for each of the transactions, was a combined $153.7 million and recorded on the balance sheet as debt as of June 30, 2020.

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

        Series B-3 Exchange Warrants (non-recurring) - On November 14, 2019, the holders of Series A Preferred Stock converted 50% of their shares to Series B Preferred Stock and reduced the number of the potential additional warrants. In the exchange the holders of Series A Preferred Stock were issued warrants for 657,383 shares of common stock at the closing stock price of $2.20 and these were recorded as a liability and marked to market at December 31, 2019 at a price of $3.22. On January 21, 2020 the Company received shareholder approval for the warrants and the liability was marked to market at a price of $3.69. As of June 30, 2020, these warrants reside as part of equity at a fair value of $2,426 on a non-recurring basis.

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

        Rights Offering - The Company conducted a rights offering in connection with the offering of the Series B Preferred Stock, in which, each common shareholder as of the record date was issued a right to purchase Series B Preferred Stock and warrants. The right that was issued was fair valued using a Black-Scholes model based on certain significant unobservable inputs, such as a risk rate premium, stock price volatility, dividend yield and expected term of rights offering. The rights offering fair value was recorded as a liability and was a deemed dividend to common stockholders and reflected as a reduction in additional paid in capital. On March 4, 2020 we completed the rights offering, removed the liability associated with the fair value (rights offering - recurring) and issued and sold 350 shares of Series B-3 Preferred Stock (Series B-3 Preferred Stock - non-recurring at a fair value of $313,000) and 12,029 warrants (non-recurring Series B Preferred Stock - Warrants at closing - non-recurring at a fair value of $37,000) to purchase common stock.

        2020 Commitment - The Company was obligated to sell to, Ares and Oaktree, and they were obligated to purchase, additional shares of Series B Preferred Stock up to approximately $15.0 million based on a failure by the Company to achieve specified debt and liquidity levels. On May 6, 2020, the Company entered into an amendment to the Equity Commitment Agreement. The amendment extended the period of time required to enter into the 2020 Commitment and purchase from the Company additional shares of Series B-3 Preferred Stock and warrants to July 14, 2020, or such other date as mutually agreed upon. Additionally, the amendment clarified that the 2020 Commitment shall in no event exceed $5.65 million. See Note 12. Subsequent Events for further discussion on the termination of the transaction.

        Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the outstanding recorded balance on the line of credit and long-term debt, approximates fair value due to their floating interest rates.

Note 6. Debt

        Debt consists of the following obligations as of:

(in thousands)	June 30, 2020	December 31, 2019

Term loan	$173,345	$182,687
Commercial equipment notes	4,205	4,456
Total principal due for long-term debt	177,550	187,143
Unamortized debt discount and issuance costs	(19,324)	(22,296)
Less: Current portion of long-term debt	(1,680)	(1,946)
Long-term debt, less current portion	$156,546	$162,901

Debt - Series B Preferred Stock	$189,716	$180,444
Unamortized debt discount and issuance costs	(12,916)	(14,303)
Long-term Series B Preferred Stock	$176,800	$166,141

The weighted average interest rate for the term loan as of June 30, 2020 and December 31, 2019, was 8.20% and 10.35%, respectively.
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

Letters of Credit and Surety Bonds

        In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2020, and December 31, 2019, the Company was contingently liable under letters of credit issued under its Third A&R Credit Agreement, in the amount of $23.5 million and $21.0 million, respectively, related to projects. In addition, as of June 30, 2020 and December 31, 2019, the Company had outstanding surety bonds on projects of $2.6 billion and $2.4 billion, respectively.

Contractual Maturities

        Contractual maturities of the Company's outstanding principal on debt obligations as of June 30, 2020:

(in thousands)	Maturities
Remainder of 2020	$1,621
2021	1,228
2022	15,859
2023	29,735
2024	129,107
Thereafter	—
Total contractual maturities	$177,550

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
Finance Leases

        The Company has obligations, exclusive of associated interest, under various finance leases for equipment totaling $59.4 million and $64.2 million at June 30, 2020 and December 31, 2019, respectively. Gross property under this capitalized lease agreement at June 30, 2020 and December 31, 2019, totaled $121.8 million and $116.1 million, less accumulated depreciation of $45.0 million and $34.0 million, respectively, for net balances of $76.8 million and $82.1 million, respectively. Depreciation of assets held under the finance leases are included in cost of revenue in the condensed consolidated statements of operations.

        The future minimum payments of finance lease obligations are as follows:

(in thousands)
Remainder of 2020	$13,437
2021	23,355
2022	19,304
2023	5,204
2024	1,617
Thereafter	487
Future minimum lease payments	63,404
Less: Amount representing interest	(3,999)
Present value of minimum lease payments	59,405
Less: Current portion of finance lease obligations	23,790
Finance lease obligations, less current portion	$35,615

Operating Leases

        In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facilities, vehicles and equipment. The Company has obligations, exclusive of associated interest, totaling $44.0 million and $44.2 million at June 30, 2020 and December 31, 2019, respectively. Property under these operating lease agreements at June 30, 2020 and December 31, 2019, totaled $43.0 million and $43.4 million, respectively.

        The Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements are listed below as variable lease costs.

        The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)
Remainder of 2020	$6,769
2021	11,902
2022	9,480
2023	6,754
2024	3,454
Thereafter	20,650
Future minimum lease payments	59,009
Less: Amount representing interest	(14,984)
Present value of minimum lease payments	44,025
Less: Current portion of operating lease obligations	10,392
Operating lease obligations, less current portion	$33,633

Lease Information

	Three months ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Finance Lease cost:
Amortization of right-of-use assets	$5,858	$5,837	$11,555	$10,845
Interest on lease liabilities	$940	$1,249	$2,126	$2,898
Operating lease cost	$3,490	$2,314	$6,967	$4,145
Short-term lease cost	$45,134	$6,272	$66,768	$14,768
Variable lease cost	$985	$2,189	$1,944	$2,380
Sublease Income	$(33)	$(24)	$(66)	$(47)
Total lease cost	$56,374	$17,837	$89,294	$34,989

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$940	$1,249	$2,126	$2,898
Operating cash flows from operating leases	$3,385	$3,929	$6,728	$7,176
Weighted-average remaining lease term - finance leases			2.70 years	3.14 years
Weighted-average remaining lease term - operating leases			7.86 years	9.74 years
Weighted-average discount rate - finance leases			6.27%	6.67%
Weighted-average discount rate - operating leases			6.96%	6.91%

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

The calculations of basic and diluted EPS, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$3,597	$6,208	$(9,146)	$(17,431)
Less: Convertible Preferred Stock dividends	(606)	(918)	(1,372)	(1,443)
Less: Contingent consideration fair value adjustment	—	(18,835)	—	(18,835)
Less: Net income allocated to participating securities	(802)	—	—	—
Net income (loss) available to common stockholders	2,189	(13,545)	(10,518)	(37,709)

Denominator:
Weighted average common shares outstanding - basic	20,751,673	22,252,489	20,636,944	22,220,799

Series B Preferred - Warrants at closing	7,683,716	—	—	—
Convertible Series A Preferred	9,448,988	—	—	—
RSUs	2,094,005	—	—	—
Weighted average common shares outstanding - diluted	39,978,382	22,252,489	20,636,944	22,220,799

Anti-dilutive: (1)(2)
Convertible Series A Preferred	—	9,122,860	8,001,014	7,084,004
Series B Preferred - Warrants at closing	—	1,131,526	7,679,520	565,749
RSUs	—	632,911	1,775,182	493,508

Basic EPS	0.11	(0.61)	(0.51)	(1.70)
Diluted EPS	0.09	(0.61)	(0.51)	(1.70)

(1)  As of June 30, 2020 and 2019, publicly traded warrants to purchase 8,480,000 shares of common stock at $11.50 per share were not considered as dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period.

(2) As of June 30, 2020 and 2019, there were 539,034 and 646,405 of vested and unvested options and 513,153 and 817,817 unvested RSUs, respectively. These were also not considered as dilutive as the respective exercise price or average stock price required for vesting of such awards was greater than the average market price of the common stock during the period.

Series A Preferred Stock

        As of June 30, 2020, we had 17,483 shares of Series A Preferred Stock with a stated value of $1,000 per share plus accumulated dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

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

        As of June 30, 2020, the Company has accrued a cumulative of $3.1 million in dividends to holders of Series A Preferred Stock as a reduction to additional paid-in capital.

Series B Preferred Stock

        As of June 30, 2020, we had 199,474 shares of Series B Preferred Stock outstanding, with each share having a stated value of $1,000 plus accumulated dividends. Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid in cash on the Series B Preferred Stock as, if and when declared by our Board. To the extent not prohibited by applicable law, dividends are required to be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31. Any dividend period for which the Total Net Leverage Ratio is greater than 1.50:1.00, the dividend rate is 13.5% per annum and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to 1.50:1.00, at a rate of 12% per annum.

        If not paid in cash, dividends will accrue on the stated value and will increase the stated value on Series B Preferred Stock and is effective as of the applicable dividend date without any further action by the Board at a rate of 15%.

        The Company has accrued a cumulative of $18.3 million in dividends to holders of Series B Preferred Stock, which is recorded in convertible debt in the Company's condensed consolidated balance sheet for the period ended June 30, 2020. See Note 5. Fair Value of Financial Instruments for discussion regarding the Company's valuation of Series B Preferred Stock.

Contingent Consideration

Pursuant to the original merger agreement with M III Acquisition Corp., the Company was required to issue up to an additional 9,000,000 shares of common stock, which should have been fully earned if the final 2019 adjusted EBITDA targets were achieved. As of June 30, 2019, the Company recorded an adjustment of $18.8 million to the liability primarily based on the significant decrease in the Company's prior year stock price.

Stock Compensation

        Under guidance of ASC Topic 718 “Compensation — Stock Compensation,” stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

        The fair value of the RSUs was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the three months ended June 30, 2020 and 2019, we recognized $0.8 million and $0.8 million in compensation expense, respectively, and $2.0 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.

Note 9. Income Taxes

        The Company’s statutory federal tax rate was 21.00% for the periods ended June 30, 2020 and 2019, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 12.0%. A small number of states do not impose an income tax.

        The effective tax rates for the three months ended June 30, 2020 and 2019 were 56.8% and 49.6%, respectively, and were (73.42)% and 13.82% for the six months ended June 30, 2020 and 2019, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent differences related to the interest accrued for the Series B Preferred Stock, which is not deductible for federal and state income taxes. The six months ended June 30, 2020 have the full impact of all the Series B Preferred Stock that was issued in 2019 whereas the six months ended June 30, 2019 only have a relatively small amount of non-deductible Series B Preferred Stock expenses. There were no changes in uncertain tax positions during the periods ended June 30, 2020 and 2019.

        On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted by the US Government in response to the COVID-19 pandemic to provide employment retention incentives. We do not believe that these relief measures materially affect the condensed consolidated financial statements for the first or second quarter of 2020.

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

The following is a brief description of the Company's reportable segments:

Renewables Segment

        The Renewables segment operates throughout the United States and specializes in a range of services for the power delivery, solar, wind and battery storage markets that includes design, procurement, construction, restoration, and maintenance.

Specialty Civil Segment

        The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•Heavy civil construction services such as road and bridge construction, specialty paving, sports field development, industrial maintenance, outsourced contract mining and heavy hauling.

•Environmental remediation services such as site development, environmental site closure, and coal ash management.
•Rail infrastructure services such as planning, design, procurement, construction and maintenance of major railway and intermodal facilities.

Segment Revenue

        Revenue by segment was as follows:

	Three Months Ended June 30,				Six months ended June 30,
(in thousands)	2020		2019		2020		2019
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$324,262	67.5%	$179,149	54.6%	$573,008	68.3%	$253,180	48.9%
Specialty Civil	156,342	32.5%	148,812	45.4%	265,759	31.7%	264,562	51.1%
Total revenue	$480,604	100.0%	$327,961	100.0%	$838,767	100.0%	$517,742	100.0%

Segment Gross Profit

        Gross profit by segment was as follows:

	Three Months Ended June 30,				Six months ended June 30,
(in thousands)	2020		2019		2020		2019
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$36,983	11.4%	$16,150	9.0%	$62,812	11.0%	$17,308	6.8%
Specialty Civil	17,258	11.0%	15,272	10.3%	24,470	9.2%	19,858	7.5%
Total gross profit	$54,241	11.3%	$31,422	9.6%	$87,282	10.4%	$37,166	7.2%

Note 11. Related Party Transactions

Related Party Shareholders

Type of Equity	Holder	Ownership Percentage
Series A Preferred, Series A Conversion Warrants and Exchange Warrants, Series B-3 Preferred Stock (exchange agreement)	Infrastructure and Energy Alternatives, LLC	100%
Series B-1 Preferred Stock, Series A Conversion Warrants, Additional 6% Warrants, Warrants at closing	Ares	60%
	Oaktree Power Opportunities Fund III Delaware, L.P.	40%
Series B-2 and B-3 Preferred Stock, Warrants at closing	Ares	100%

Note 12. Subsequent Event

Amendment to Equity Commitment Agreement

On July 22, 2020, the Company entered into a Second Amendment to the Equity Commitment Agreement (the “Amendment”). The Amendment terminated Section 9.18 of the Equity Commitment Agreement relating to the obligation of the Company to issue additional shares of Series B-3 Preferred Stock, and warrants pursuant to the 2020 Commitment. The Company paid $1,322,250 in full satisfaction of the 2019 Commitment and 2020 Commitment Fees and reimbursed certain expenses in the amount of $343,621. The payments were accrued at June 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “seek,” “target,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this Quarterly Report, regarding expectations for the impact of COVID-19, future financial performance, business strategies, expectations for our business, future operations, liquidity positions, availability of capital resources, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements.

        These forward-looking statements are based on information available as of the date of this Quarterly Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•potential risks and uncertainties relating to COVID-19, including the geographic spread, the severity of the disease, the scope and duration of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact, and the potential negative impacts of COVID-19 on economies and financial markets;
•availability of commercially reasonable and accessible sources of liquidity and bonding;
•our ability to generate cash flow and liquidity to fund operations;
•the timing and extent of fluctuations in geographic, weather and operational factors affecting our customers, projects and the industries in which we operate;
•our ability to identify acquisition candidates and integrate acquired businesses;
•consumer demand;
•our ability to grow and manage growth profitably;
•the possibility that we may be adversely affected by economic, business, and/or competitive factors;
•market conditions, technological developments, regulatory changes or other governmental policy uncertainty that affects us or our customers;
•our ability to manage projects effectively and in accordance with management estimates, as well as the ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects;
•the effect on demand for our services and changes in the amount of capital expenditures by customers due to, among other things, economic conditions, commodity price fluctuations, the availability and cost of financing, and customer consolidation;
•the ability of customers to terminate or reduce the amount of work, or in some cases, the prices paid for services, on short or no notice;
•customer disputes related to the performance of services;
•disputes with, or failures of, subcontractors to deliver agreed-upon supplies or services in a timely fashion;
•our ability to replace non-recurring projects with new projects;
•the impact of U.S. federal, local, state, foreign or tax legislation and other regulations affecting the renewable energy industry and related projects and expenditures;
•the effect of state and federal regulatory initiatives, including costs of compliance with existing and future safety and environmental requirements;
•fluctuations in equipment, fuel, materials, labor and other costs;
•our beliefs regarding the state of the renewable wind energy market generally; and
•the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our quarterly reports, other public filings and press releases.

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

The Renewables segment operates throughout the United States and specializes in a range of services for the power delivery, solar, wind and battery storage markets that includes design, procurement, construction, restoration, and maintenance. The Company is one of the largest providers in the renewable energy industry and has completed more than 200 utility scale wind and solar projects in 35 states.

        The Specialty Civil segment operates throughout the United States and specializes in a range of services that include:

•Heavy civil construction services such as road and bridge construction, specialty paving, sports field development, industrial maintenance, outsourced contract mining and heavy hauling.

•Environmental remediation services such as site development, environmental site closure, and coal ash management.
•Rail infrastructure services such as planning, design, procurement, construction and maintenance of major railway and intermodal facilities.

The Company has created a diverse national platform of specialty construction capabilities with market leadership in the niche markets of power delivery, solar power, wind power, rail, heavy civil and environmental.

Coronavirus Pandemic Update

        The Coronavirus Disease (“COVID-19”) pandemic continues to significantly impact the United States and the world. Since the start of the COVID-19 pandemic, we have been focused on the safety of our employees and ensuring that our construction sites are managed by taking all reasonable precautions to protect on-site personnel.

        We have taken the following actions to address the risks attributable to the COVID-19 pandemic:

•We established a dedicated COVID-19 task force representing all parts of the Company to review and implement actions to prepare for the impacts on our operations, including a variety of protocols in the areas of social distancing, working from home, emergency office and project site closures, and travel restrictions.

•In addition to our existing site crisis management plans, our operations expanded and implemented their pandemic response plans to ensure a consistent, comprehensive response to various COVID-19 scenarios.

•We implemented more stringent office and project site cleaning and hygiene protocols in all locations. We also developed more stringent tool, vehicle and equipment cleaning protocols.

•For employees, we established a regularly updated COVID-19 information hub with FAQs, important communications, regularly updated protocols, business planning tools, best practices, signage/flyers and other important resources.

•We have significantly increased communications, signage and oversight of personal hygiene requirements to drive better prevention practices.

•We postponed social gatherings, large in-person training sessions and other activities involving groups of 10 or more.

•We have prohibited virtually all Company air travel unless approved by executive leadership. We have also required all employees to report their personal travel schedules so we can closely monitor and take any necessary steps to maintain the safety of our workforce.

•We have increased our efforts to reduce SG&A expenses by delaying the Company 401(k) match until later in the year, prohibiting all non-essential travel and canceling any non-essential capital expenditures or consulting work.

•To mitigate the effects of working from home and travel bans, we have significantly increased the use of remote communication technologies.

        We are actively monitoring the COVID-19 pandemic, including disease progression, federal, state and local government actions, CDC and WHO responses, supplier and supply chain risks, and prevention and containment measures to maintain business operations. As the COVID-19 pandemic and the responses by federal, state and local governments continue to evolve, we continue to make adjustments to our practices and policies to protect the health of our employees and those we work with at our projects and office locations, while continuing to provide our essential construction services to our clients.

        We believe that the foregoing actions have significantly reduced the Company’s exposure to the effects of COVID-19, including our workforce’s exposure to infection from COVID-19. As of today, we have had a low incidence of infection in our workforce.

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

Economic and Market Factors

        We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can lead to reductions in our customers’ capital and maintenance budgets in certain end-markets. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market, regulatory and industry factors could also affect demand for our services, such as:

•changes to our customers’ capital spending plans;

•mergers and acquisitions among the customers we serve;

•access to capital for customers in the industries we serve;

•changes in tax and other incentives;

•new or changing regulatory requirements or other governmental policy uncertainty;

•economic, market or political developments; and

•changes in technology.

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

        Renewables - We have maintained a focus on construction of renewable power production capacity as renewable energy, particularly from wind and solar. On December 16, 2019, the federal government implemented an agreement that extended lapsed and expiring tax breaks for wind renewable projects. The extension provides a single year extension of the production tax credit (“PTC”) at a 60% level and the investment tax credit (“ITC”) at an 18% level to qualifying projects for which the construction commencement date is now prior to January 1, 2021. On May 27, 2020, the federal government extended the safe harbor for completion of projects from four years to five years giving an extra year to complete construction due to delays from COVID-19. We believe that demand will continue to remain strong even after expiration due to the following factors:

•Technological advances in turbines sizes and battery storage continue to drive lower costs of electricity generated from wind and solar farms;

•Approximately 40 states, as well as the District of Columbia and four territories, have adopted renewable portfolio standards or goals that incentivize clean energy; and

•The Annual Energy Outlook 2020 published by the U.S. Department of Energy (“DOE”) in January 2020 projected the addition of approximately 117 gigawatts of new utility-scale wind and solar capacity from 2020 to 2023. We estimate that EPC services will account for approximately 30% of the estimated $28.4 billion of construction over that time period.

        We believe that a reduction of owner financing related to the current COVID-19 environment could cause delays or cancellations of future projects which could challenge our future revenue streams in the Renewables segment:

        Specialty Civil - Our Specialty Civil revenue has been generated through a combination of heavy civil construction, rail construction and environmental remediation. We believe that demand will continue to remain strong based on the following factors:

•Heavy civil - the FMI 2020 Overview Report published in the fourth quarter of 2019 project that nonresidential construction put in place for the United States will be over $850 million per year from 2020 to 2023.

•Rail - Fostering Advancements in Shipping And Transportation For The Long-Term Achievement of National Efficiencies (FASTLANE) grants are expected to provide $4.5 billion through 2020 to freight and highway projects of national or regional significance.

•Environmental remediation - According to the American Coal Ash Association, more than 102.3 million tons of coal ash was generated in 2018 and 42% of coal ash generated was disposed of.

        We believe that a decrease in consumption taxes due to COVID-19 could cause decreases in state departments of transportation budgets from lack of revenues thus reducing civil construction projects which could challenge our future revenue streams in the Specialty Civil segment.

Impact of Seasonality and Cyclical Nature of Business

        Our revenue and results of operations are subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, in particular, for large non-recurring projects and holidays. Typically, our revenue in our Renewable segment is lowest in the first quarter of the year because cold, snowy or wet conditions experienced in the northern climates are not conducive to efficient or safe construction practices. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather and effects from thawing ground conditions can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. Nevertheless, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including excessive rainfall, warm winter weather or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations. The Company has started construction on 2020 renewable projects in late 2019 due to the desire of our customers to finish these projects before September 30, 2020. This shift in demand will impact 2020 quarterly revenues, which we currently anticipate will shift revenue from the fourth quarter back into the second and third quarter of 2020.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

        The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2020		2019

Revenue	$480,604	100.0%	$327,961	100.0%
Cost of revenue	426,363	88.7%	296,539	90.4%
Gross profit	54,241	11.3%	31,422	9.6%
Selling, general and administrative expenses	28,074	5.8%	25,878	7.9%
Income from operations	26,167	5.4%	5,544	1.7%
Interest expense, net	(16,200)	(3.4)%	(11,496)	(3.5)%
Other income (expense)	(1,631)	(0.3)%	18,272	5.6%
Income from continuing operations before income taxes	8,336	1.7%	12,320	3.8%
Provision for income taxes	(4,739)	(1.0)%	(6,112)	(1.9)%
Net income	$3,597	0.7%	$6,208	1.9%

We review our operating results by reportable segment. See Note 10. Segments in the notes to the condensed consolidated financial statements in Part 1. Financial Statements. Management’s review of reportable segment results includes analyses of trends in revenue and gross profit. The following table presents revenue and gross profit by reportable segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2020		2019
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$324,262	67.5%	$179,149	54.6%
Specialty Civil	156,342	32.5%	148,812	45.4%
Total revenue	$480,604	100.0%	$327,961	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$36,983	11.4%	$16,150	9.0%
Specialty Civil	17,258	11.0%	15,272	10.3%
Total gross profit	$54,241	11.3%	$31,422	9.6%

        The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in Item 1 of this Quarterly Report on Form 10-Q.

Revenue. Revenue increased 46.5%, or $152.6 million, in the second quarter of 2020, compared to the same period in 2019.

Renewables Segment. Renewables revenue was $324.3 million for the second quarter of 2020, as compared to $179.1 million for the same period in 2019, an increase of $145.1 million, or 81.0%. The increase was primarily due to more favorable weather conditions at job sites, the benefit from mobilization of several wind projects at the end of 2019, and an increase in the number and value of projects during the quarter.

Specialty Civil Segment. Specialty Civil revenue was $156.3 million for the second quarter of 2020, as compared to $148.8 million for the same period in 2019, an increase of $7.5 million, or 5.0%. The increase was primarily due to higher revenue generated from heavy civil construction projects.

Gross profit. Gross profit increased 72.6%, or $22.8 million, in the second quarter of 2020, compared to the same period in 2019. As a percentage of revenue, gross profit was 11.3% in the quarter, as compared to 9.6% in the prior-year period.

Renewables Segment. Gross profit was $37.0 million for the second quarter of 2020, as compared to $16.2 million for the same period in 2019. As a percentage of revenue, gross profit was 11.4% in the quarter, as compared to 9.0% in the prior-year period. The increase in gross profit percentage and dollars is related to the increased revenue, coupled with reduced adverse weather conditions in the second quarter of 2020 and a larger number and greater average value of construction projects. In 2019, the reduction of gross profit dollars and margin was negatively impacted by the completion of six construction projects affected by severe weather in 2018. These six projects together produced a gross margin of 0.4% and comprised 3.5% of 2019 second quarter revenue.

Specialty Civil Segment. Gross profit was $17.3 million for the second quarter of 2020, as compared to $15.3 million for the same period in 2019. As a percentage of revenue, gross profit was 11.0% in the quarter, as compared to 10.3% in the prior-year period. The increase in dollars and percentage was related to higher margins generated on the mix of projects under construction in the second quarter 2020 compared to the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.5%, or $2.2 million, in the second quarter of 2020, compared to the same period in 2019. Selling, general and administrative expenses were 5.8% of revenue in the second quarter of 2020, compared to 7.9% in the same period in 2019. The increase in selling, general and administrative expenses was primarily driven by increased compensation expense related to significantly larger operations in both of the Company's operating segments.

Interest expense, net. Interest expense, net increased by $4.7 million, in the second quarter of 2020, compared to the same period in 2019. This increase was primarily driven by dividends on Series B Preferred Stock, which are recorded as interest expense, offset by the decreased borrowings under our line of credit and term loan in the second quarter of 2020.

Other income (expense). Other income (expense) decreased by $19.9 million, to an expense of $1.6 million in the second quarter of 2020 from an income of $18.3 million for the same period in 2019. This decrease was primarily the result of the impact of reducing a contingent liability by $18.8 million in the second quarter of 2019. See further discussion in Note 8. Earnings Per Share included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for income taxes. Provision for income taxes decreased 22.5%, or $1.4 million, to an expense of $4.7 million in the second quarter of 2020, compared to an expense of $6.1 million for the same period in 2019. The effective tax rates for the period ended June 30, 2020 and 2019 were 56.8% and 49.6%, respectively. The higher effective tax rate in the second quarter of 2020 was primarily attributable to accrued dividends for the Series B Preferred Stock which are recorded as interest expense and not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended June 30, 2020 and 2019.

Six Months Ended June 30, 2020 and 2019

        The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020		2019

Revenue	$838,767	100%	$517,742	100.0%
Cost of revenue	751,485	89.6%	480,576	92.8%
Gross profit	87,282	10.4%	37,166	7.2%
Selling, general and administrative expenses	57,558	6.9%	53,632	10.4%
Income from operations	29,724	3.5%	(16,466)	(3.2)%
Interest expense, net	(32,265)	(3.8)%	(21,863)	(4.2)%
Other income (expense)	(2,733)	(0.3)%	18,102	3.5%
Income from continuing operations before income taxes	(5,274)	(0.6)%	(20,227)	(3.9)%
Benefit (provision) for income taxes	(3,872)	(0.5)%	2,796	0.5%
Net loss	$(9,146)	(1.1)%	$(17,431)	(3.4)%

(in thousands)	Six months ended June 30,
	2020		2019
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$573,008	68.3%	$253,180	48.9%
Specialty Civil	265,759	31.7%	264,562	51.1%
Total revenue	$838,767	100.0%	$517,742	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$62,812	11.0%	$17,308	6.8%
Specialty Civil	24,470	9.2%	19,858	7.5%
Total gross profit	$87,282	10.4%	$37,166	7.2%

Revenue. Revenue increased 62.0%, or $321.0 million, in the first six months of 2020, compared to the same period in 2019.

Renewables Segment. Renewables revenue was $573.0 million for the first six months of 2020, as compared to $253.2 million for the same period in 2019, an increase of $319.8 million, or 126.3%. The increase was primarily due to more favorable weather conditions at job sites, the benefit from mobilization of several wind projects at the end of 2019, and an increase in the number and value of projects during the quarter.

Specialty Civil Segment. Specialty Civil revenue was $265.8 million for the first six months of 2020, as compared to $264.6 million for the same period in 2019, an increase of $1.2 million, or 0.5%. The increase was primarily due to higher revenue generated from heavy civil construction projects.

Gross profit. Gross profit increased 134.8%, or $50.1 million, in the first six months of 2020, compared to the same period in 2019. As a percentage of revenue, gross profit was 10.4% in the quarter, as compared to 7.2% in the prior-year period. The 2020 gross profit included the impact of recognizing increased potential future costs from the COVID-19 pandemic, which reduced gross margin by $7.5 million or 0.9% of revenue. If we do not incur the costs, we will increase margins as the projects are completed.

Renewables Segment. Gross profit was $62.8 million for the first six months of 2020, as compared to $17.3 million for the same period in 2019. As a percentage of revenue, gross profit was 11.0% in the quarter, as compared to 6.8% in the prior-year period. The increase in gross profit percentage and dollars is related to the increased revenue, coupled with reduced adverse weather conditions in the second quarter of 2020 and a larger number and greater average value of construction projects. In 2019, the reduction of gross profit dollars and margin was negatively impacted by the completion of six construction projects affected by severe weather in 2018. These six projects together produced as gross margin of 0.8% and comprised 10.6% of revenue for the first six months in 2019.

Specialty Civil Segment. Gross profit was $24.5 million for the first six months of 2020, as compared to $19.9 million for the same period in 2019. As a percentage of revenue, gross profit was 9.2% in the quarter, as compared to 7.5% in the prior-year period. The increase in dollars and percentage was related to higher margins generated on the mix of projects under construction in 2020 compared to the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.3%, or $3.9 million, in the first six months of 2020, compared to the same period in 2019. Selling, general and administrative expenses were 6.9% of revenue in the first six months of 2020, compared to 10.4% in the same period in 2019. The increase in selling, general and administrative expenses was primarily driven by increased compensation expense related to significantly larger operations in both of the Company's operating segments.

Interest expense, net. Interest expense, net increased by $10.4 million, in the first six months of 2020, compared to the same period in 2019. This increase was primarily driven by dividends on Series B Preferred Stock, which are recorded as interest expense, offset by the decreased borrowings under our line of credit and term loan in the first six months of 2020.

Other income (expense). Other income (expense) decreased by $20.8 million, to an expense of $2.7 million in the first six months of 2020, compared to income of $18.1 million for the same period in 2019. This decrease was primarily the result of the impact of reducing a contingent liability by $18.8 million in the second quarter of 2019. See further discussion in Note 8. Earnings Per Share included in Item 1 of this Quarterly Report on Form 10-Q.

Benefit (provision) for income taxes. Benefit (provision) for income taxes increased 238.5%, or $6.7 million, to an expense of $3.9 million in the first six months of 2020, compared to a benefit of $2.8 million for the same period in 2019. The effective tax rates for the period ended June 30, 2020 and 2019 were (73.4)% and 13.8%, respectively. The lower effective tax rate in the first six months of 2020 was primarily attributable to accrued dividends for the Series B Preferred Stock which are recorded as interest expense and not deductible for federal and state income taxes. The six months ended June 30, 2020 have the full impact of all the Series B Preferred Stock that was issued in 2019 whereas the six months ended June 30, 2019 only have a relatively small amount of non-deductible Series B Preferred Stock expenses. There were no changes in uncertain tax positions during the periods ended June 30, 2020 and 2019.

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

        As of June 30, 2020 and December 31, 2019, our total backlog was approximately $1.8 billion and $2.2 billion, respectively, compared to $2.6 billion as of June 30, 2019. The decrease was primarily related to the Company's traditional seasonality. The Company expects to recognize revenue related to its backlog of 51.8% for the remainder of 2020, 38.3% in 2021, and 9.9% in 2022 and beyond.

The following table summarizes our backlog by segment as of June 30, 2020 and December 31, 2019:

(in millions)
Segments	June 30, 2020	December 31, 2019
Renewables	$1,177.6	$1,582.5
Specialty Civil	579.8	588.7
Total	$1,757.4	$2,171.2

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

Liquidity and Capital Resources

Overview

        Our primary sources of liquidity are cash flows from operations, our cash balances and availability under our Third A&R Credit Agreement. Our primary liquidity needs are for working capital, debt service, dividends on our Series A Preferred Stock and Series B Preferred Stock, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. As of June 30, 2020, we had approximately $59.4 million in cash, and $26.5 million availability under our Third A&R Credit Agreement.

We anticipate that our existing cash balances, funds generated from operations, and borrowings will be sufficient to meet our cash requirements for the next twelve months. No assurance can be given, however, that these sources will be sufficient, because there are many factors which could affect our liquidity, including some which are beyond our control. Please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 for a discussion of the risks associated with our liquidity. Please also see ‘‘Item 1A. Risk Factors’’ of this Quarterly Report on Form 10-Q.

Capital Expenditures

        For the six months ended June 30, 2020, we incurred $12.5 million in finance lease payments and an additional $5.2 million cash purchases for equipment. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2020 and 2021. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

        Generally, we receive 5% to 10% cash payments from our customers upon the inception of our Renewable projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2020, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $432.8 million as of June 30, 2020 from $382.9 million as of December 31, 2019, due primarily to higher levels of revenue, timing of project activity, and collection of billings to customers.

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

Sources and Uses of Cash

        Sources and uses of cash are summarized below:

	Six Months Ended June 30,
(in thousands)	2020	2019

Net cash used in operating activities	(64,630)	(60,831)
Net cash provided by (used in) investing activities	(1,522)	2,101
Net cash provided by (used in) financing activities	(21,715)	7,730

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2020 was $64.6 million, as compared to net cash used by operating activities of $60.8 million over the same period in 2019. The increase in net cash used by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change was primarily attributable to $19.2 million related to reduced collections of accounts receivable and increased contract assets offset by the decrease in net loss.

Investing Activities. Net cash used by investing activities for the six months ended June 30, 2020 was $1.5 million, as compared to net cash provided by investing activities of $2.1 million over the same period in 2019. The decrease in net cash provided by investing activities was primarily attributable to a reduction of proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2020 was $21.7 million, as compared to net cash provided of $7.7 million over the same period in 2019. The reduction of cash provided by financing activities of $29.4 million was primarily attributable to a sales leaseback transaction of $24.3 million and merger recapitalization costs received in 2019.

Series A Preferred Stock

        As of June 30, 2020, we had 17,483 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock had an initial stated value of $1,000 per share (or approximately $17.5 million in the aggregate). Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

        If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective as of the applicable dividend date without any further action by the Board at 12% per annum. As of June 30, 2020, the Company had increased the initial stated value by $3.1 million in the aggregate rather than pay cash dividends.

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

        Based on the stated value of the Series A Preferred Stock as of June 30, 2020 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $0.6 million on the Series A Preferred Stock. If our business does not generate enough cash to pay future cash dividends, the dividends will accrue at a rate of 12% per annum and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series A Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series A Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

Series B Preferred Stock

        As of June 30, 2020, we had 199,474 shares of Series B Preferred Stock issued and outstanding. Each share of Series B Preferred Stock had an initial stated value of $1,000 per share (or approximately $199.5 milliion in the aggregate). Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid in cash on the Series B Preferred Stock as, if and when declared by our Board. To the extent not prohibited by applicable law, dividends are required to be declared and paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31. Any dividend period for which the Total Net Leverage Ratio is greater than 1.50:1.00, the dividend rate is 13.5% per annum and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to 1.50:1.00, at a rate of 12% per annum.

        If not paid in cash, dividends will accrue on the stated value and will increase the stated value on Series B Preferred Stock effective as of the applicable dividend date without any further action by the Board at a rate of 15%. As of June 30, 2020 the Company had increased the initial stated value by $18.3 million in the aggregate rather then pay cash dividends.

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

        Based on the stated value of the Series B Preferred Stock as of June 30, 2020 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $6.6 million on the Series B Preferred Stock. If our business does not generate enough cash to pay future cash dividends, the dividends will accrue at a rate of 15% per annum and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series B Preferred Stock more difficult for us to make in the future. Actual decisions regarding payment of cash dividends on the Series B Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

Deferred Taxes - COVID-19

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020, in response to the COVID-19 emergency. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. Some of the key income tax-related provisions of the CARES Act include:

•Eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize net operating losses (“NOLs”) to offset taxable income in 2018, 2019 or 2020

•Allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years

•Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning 1 January 2019 and 2020

•Allowing taxpayers with alternative minimum tax (“AMT”) credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the TCJA

•Payroll tax deferral

The new NOL carryforward and interest expense deduction rules are favorable for IEA and will help defer future cash tax liabilities. IEA has filed an election to refund $0.5 million AMT credit in April 2020 that was received in the second quarter.

IEA has also made use of the payroll deferral provision to defer the 6.2% social security tax, which is approximately $9.0 million through December 31, 2020. This amount is required to be paid at 50% on December 31, 2021 and December 31, 2022.

Contractual Obligations

        The following table sets forth our contractual obligations and commitments for the periods indicated as of June 30, 2020.

	Payments due by period
(in thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter

Debt (principal) (1)	177,550	1,621	1,228	15,859	29,735	129,107	—
Debt (interest) (2)	55,107	7,200	14,306	14,095	12,097	7,409	—
Debt - Series B Preferred Stock (3)	199,474	—	—	—	—	—	199,474
Dividends - Series B Preferred Stock (4)	137,154	13,201	26,401	26,401	26,401	26,401	18,349
Finance leases (5)	63,404	13,437	23,355	19,304	5,204	1,617	487
Operating leases (6)	59,009	6,769	11,902	9,480	6,754	3,454	20,650
Total	$691,698	$42,228	$77,192	$85,139	$80,191	$167,988	$238,960
(1)Represents the contractual principal payment due dates on our outstanding debt.
(2)Includes variable rate interest using June 30, 2020 rates.
(3)Represents the convertible debt - Series B Preferred with expected redemption date of February 15, 2025.
(4)Future declared dividends have been included at 12% but payment determination will be evaluated each quarter resulting in differing accumulated dividend rates.
(5)We have obligations, exclusive of associated interest, recognized under various finance leases for equipment totaling $63.4 million at June 30, 2020. Net amounts recognized within property, plant and equipment, net in the condensed consolidated balance sheet under these financed lease agreements at June 30, 2020 totaled $76.8 million.
(6)We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038.

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

        As of June 30, 2020 and December 31, 2019, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility in the amount of $23.5 million and $21.0 million, respectively, related to projects.

        As of June 30, 2020 and December 31, 2019, the Company had outstanding surety bonds on projects of $2.6 billion and $2.4 billion, respectively, including the bonding line of the acquired ACC Companies and Saiia.

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

Interest Rate Risk

        Borrowings under the new credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding debt balance as of June 30, 2020 was $177.6 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $1.8 million. As of June 30, 2020, we had no derivative financial instruments to manage interest rate risk.
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

        As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        As previously discussed in Item 2. Management Discussion and Analysis, the Company is using remote technology for employees working from home due to COVID-19. Although certain employees are working remotely, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A. Risk Factors

        At June 30, 2020, there have been no other material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2020, which is accessible on the SEC's website at www.sec.gov, except as described below.

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

The COVID-19 pandemic could affect us in a number of other ways, including but not limited to:

•Inabilities to properly staff our construction projects due to quarantines and stay at home orders.

•Inabilities of customers to fund project obligations due to liquidity issues.

•Termination or delay in project construction at our customers’ discretion due to financial uncertainties.

•Inability of, or delays by, our subcontractors to deliver equipment and services.

•Restrictions on our ability to obtain new business if our customer base is financially constrained.

•Inability to obtain bonding from our sureties due to tightening of credit markets.

•Decrease in demand for civil construction resulting from corresponding decreases in federal, state and local budgets.

Each of the foregoing would cause project delays, force majeure events and project terminations, which could negatively impact our ability to recognize revenues and bill our customers for current costs. In addition, if our customers are unable to finance new projects as a result of their liquidity issues during and in the aftermath of the pandemic, our business outlook will be negatively impacted. A prolonged continuation of the COVID-19 pandemic, or a resurgence of the pandemic even if the current pandemic is significantly reduced, could also result in additional impacts to our business, financial condition, results of operations and prospects. The ultimate effects of the COVID-19 pandemic are unknown at this time. We are continuing to monitor developments but cannot predict at this time whether COVID-19 will have a material impact on our business, financial condition, liquidity or results of operations.

Item 5. Other Information

Appointment of Peter Moerbeek as Executive Vice President and Chief Financial Officer; Employment Agreement

On August 6, 2020, Peter Moerbeek was appointed to the position of Executive Vice President and Chief Financial Officer. Additionally, on August 6, 2020, the Company and Mr. Moerbeek entered into an employment agreement (the “Employment Agreement”) that supersedes that certain employment letter agreement between the Company and Mr. Moerbeek, dated March 5, 2020, in its entirety.

Pursuant to the Employment Agreement, Mr. Moerbeek is employed as Chief Financial Officer and receives a base salary of $450,000 (payable retroactive to March 5, 2020) for an initial term of three years. The Employment Agreement provides that Mr. Moerbeek will have the opportunity to earn a performance-based bonus each calendar year in a target amount of 70% of his base salary (pro-rated for the 2020 calendar year), administered and payable under the Company’s annual bonus plan. Mr. Moerbeek is also eligible to receive equity awards each calendar year with a target award of 125% of his base salary, administered and payable under the Infrastructure and Energy Alternatives, Inc. 2018 Amended and Restated Equity Incentive

Plan. Additionally, Mr. Moerbeek will receive temporary housing, a vehicle allowance and other standard benefits and perquisites that are provided to similarly situated executives. The Employment Agreement contains standard post-employment non-competition and non-solicitation covenants during the 12-month period following Mr. Moerbeek’s termination.

If Mr. Moerbeek is terminated by the Company without “cause” or if Mr. Moerbeek resigns for “good reason,” then Mr. Moerbeek shall receive: (i) a severance payment in the amount of (a) 12 months of his then existing base salary, plus (b) an amount equal to the greater of the target bonus for year of termination or the average of his annual bonus payable in the prior three or fewer calendar years, such amount to be payable over the 12-month period following termination (the “Severance Payment”); (ii) his pro-rated bonus for the year of termination, payable in a lump sum at the time such amount would have been paid under the annual bonus plan; and (iii) payment of the applicable premium for continuation coverage for him and his eligible dependents under the Company’s group medical plan, such amount “grossed up” to account for additional income and employment taxes incurred on such amount. In addition, all of Mr. Moerbeek’s equity grants and awards shall become vested (at target level for performance awards) and immediately exercisable.

In the event Mr. Moerbeek’s employment is terminated for the reasons described above within 24 months following a Change in Control (as defined in the Company’s 2018 Amended and Restated Equity Incentive Plan), then Mr. Moerbeek shall receive: (i) two times the amount of the Severance Payment, payable over the 12-month period following termination; (ii) his pro-rated bonus for the year of termination, payable in a lump sum at the time such amount would have been paid under the annual bonus plan; (iii) payment of the applicable premium for continuation coverage for him and his eligible dependents under the Company’s group medical plan, such amount “grossed up” to account for additional income and employment taxes on such amount; and (iv) a reimbursement of up to $50,000 for the use of outplacement services. In addition, all of Mr. Moerbeek’s equity grants and awards shall become vested (at target level for performance awards) and immediately exercisable.

Following any termination for Cause or due to death or “disability” (as defined in the Employment Agreement), or if Mr. Moerbeek terminates his employment for any reason other than for Good Reason, Mr. Moerbeek will receive a payment of accrued but unpaid base salary, any earned and unpaid bonus and payment of unreimbursed expenses. Further, if Mr. Moerbeek’s employment is terminated due to death or “disability,” all of Mr. Moerbeek’s equity grants and awards shall become vested (at the target level for performance awards) and exercisable.

“Cause” means: (i) Mr. Moerbeek’s substantial and repeated failure to perform duties as reasonably directed by the Board of Directors (the “Board”) of the Company (not as a consequence of “disability”) after written notice thereof and failure to cure within 10 days; (ii) Mr. Moerbeek’s misappropriation or fraud with regard to the Company or its assets; (iii) conviction of, or the pleading of guilty to, a felony, or any other crime involving either fraud or a breach of Mr. Moerbeek’s duty of loyalty with respect to the Company or any of its customers or suppliers that results in material injury to the Company; (iv) Mr. Moerbeek’s violation of the written policies of the Company, or other misconduct in connection with the performance of his duties that in either case results in material injury to the Company, after written notice thereof and failure to cure within 10 days; or (v) Mr. Moerbeek’s breach of any material provision of the Employment Agreement, including without limitation the confidentiality and non-disparagement provisions and the non-competition and non-solicitation provisions described above.

“Good Reason” means the occurrence of any of the following events without Mr. Moerbeek’s prior express written consent: (i) any reduction in Mr. Moerbeek’s base salary or target bonus percentage, or any material diminution in Mr. Moerbeek’s duties or authorities; (ii) any relocation of Mr. Moerbeek’s principal place of employment to a location more than 75 miles from Mr. Moerbeek’s principal place of employment as of the effective date of the Employment Agreement; or (iii) any material breach by the Company of any material obligation owed to Mr. Moerbeek; provided however, that prior to resigning for any “good reason,” Mr. Moerbeek shall give written notice to the Company of the facts and circumstances claimed to provide a basis for such resignation not more than 30 days following his knowledge of such facts and circumstances, and the Company shall have 30 days after receipt of such notice to cure the circumstances giving rise to such resignation for “good reason.”

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference.

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

2.8
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

3.1	Second Amended and Restated Certificate of Incorporation of Infrastructure and Energy Alternatives, Inc., as amended through May 29, 2020.
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

10.1
Second Amendment to the Equity Commitment Agreement, dated as of July 23, 2020, by and among the Company, Ares Special Situations Fund IV, L.P., ASOF Holdings I, L.P., Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on July 24, 2020).

10.2†
Form of Amended and Restated Performance Based Restricted Stock Unit Award Agreement (2020 Grants) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on May 19, 2020).

10.3*†	Employment Agreement, dated as of August 6, 2020, between IEA Energy Services, LLC and Peter Moerbeek.
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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document (the Instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: August 10, 2020	By:	/s/ JP Roehm
Name: JP Roehm
Title: Chief Executive Officer

Dated: August 10, 2020	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Chief Financial Officer

Dated: August 10, 2020	By:	/s/ Bharat Shah
Name: Bharat Shah
Title: Chief Accounting Officer