Form 10-Q
period 2020-09-30
Infrastructure & Energy Alternatives, Inc.
filed 2020-11-09
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Number of shares of Common Stock outstanding as of the close of business on November 9, 2020: 22,789,262.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$57,298	$147,259
Accounts receivable, net	186,302	203,645
Contract assets	216,513	179,303
Prepaid expenses and other current assets	20,298	16,855
Total current assets	480,411	547,062

Property, plant and equipment, net	131,558	140,488
Operating lease assets	38,460	43,431
Intangible assets, net	27,280	37,272
Goodwill	37,373	37,373
Company-owned life insurance	3,905	4,752
Deferred income taxes	3,178	12,992
Other assets	278	1,551
Total assets	$722,443	$824,921

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$117,320	$177,783
Accrued liabilities	156,467	158,103
Contract liabilities	73,999	115,634
Current portion of finance lease obligations	23,766	23,183
Current portion of operating lease obligations	9,110	9,628
Current portion of long-term debt	2,661	1,946
Total current liabilities	383,323	486,277

Finance lease obligations, less current portion	33,205	41,055
Operating lease obligations, less current portion	30,896	34,572
Long-term debt, less current portion	159,150	162,901
Debt - Series B Preferred Stock	171,878	166,141
Series B Preferred Stock - warrant obligations	8,200	17,591
Deferred compensation	7,865	8,004
Total liabilities	$794,517	$916,541

Commitments and contingencies:

Series A Preferred Stock, par value, $0.0001 per share; 1,000,000 shares authorized; 17,483 shares and 17,483 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	17,483	17,483

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 150,000,000 and 100,000,000 shares authorized; 20,983,584 and 20,460,533 shares issued and 20,983,584 and 20,446,811 outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Treasury stock, 13,722 shares at cost at December 31, 2019.	—	(76)
Additional paid in capital	34,517	17,167
Accumulated deficit	(124,076)	(126,196)
Total stockholders' equity (deficit)	(89,557)	(109,103)
Total liabilities and stockholders' equity (deficit)	$722,443	$824,921
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$522,232	$422,022	$1,360,999	$939,764
Cost of revenue	463,343	369,152	1,214,828	849,728
Gross profit	58,889	52,870	146,171	90,036

Selling, general and administrative expenses	29,656	31,313	87,214	84,945
Income from operations	29,233	21,557	58,957	5,091

Other income (expense), net:
Interest expense	(14,975)	(13,959)	(47,240)	(35,822)
Other (expense) income	3,161	4,455	428	22,557
Income (loss) before benefit for income taxes	17,419	12,053	12,145	(8,174)

(Provision) benefit for income taxes	(6,153)	556	(10,025)	3,352

Net income (loss)	$11,266	$12,609	$2,120	$(4,822)
Less: Convertible Preferred Stock dividends	(619)	(759)	(1,991)	(2,202)
Less: Contingent consideration fair value adjustment	—	(4,247)	—	(23,082)
Less: Net income allocated to participating securities	(2,854)	—	(35)	—
Net income (loss) available for common stockholders	$7,793	$7,603	$94	$(30,106)

Net income (loss) per common share - basic	0.37	0.37	—	(1.47)
Net income (loss) per common share - diluted	0.32	0.24	—	(1.47)
Weighted average shares - basic	20,968,271	20,446,811	20,748,193	20,425,801
Weighted average shares - diluted	35,336,064	35,419,432	20,748,193	20,425,801

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Equity (Deficit)
	Shares	Par Value		Shares	Cost
Balance at December 31, 2018	22,155	2	4,751	—	—	(135,931)	(131,178)
Net loss	—	—	—	—	—	(23,639)	(23,639)
Share-based compensation	—	—	1,040	—	—	—	1,040
Share-based payment transaction	111	—	235	(14)	(76)	—	159
Merger recapitalization transaction	—	—	—	—	—	2,754	2,754
Cumulative effect from adoption of new accounting standard, net of tax	—	—	—	—	—	750	750
Series A Preferred dividends	—	—	(525)	—	—	—	(525)
Balance at March 31, 2019	22,266	$2	$5,501	(14)	$(76)	$(156,066)	$(150,639)
Net income	—	—	—	—	—	6,208	6,208
Share-based compensation	—	—	720	—	—	—	720
Series B Preferred Stock - Warrants at close	—	—	9,422	—	—	—	9,422
Series A Preferred dividends	—	—	(918)	—	—	—	(918)
Balance at June 30, 2019	22,266	$2	$14,725	(14)	$(76)	$(149,858)	$(135,207)
Net income						12,609	12,609
Removal of Earnout Shares (See Note 1)	(1,805)	—	—	—	—	—	—
Share-based compensation	—	—	1,052	—	—	—	1,052
Series B Preferred Stock - Warrants at close	—	—	3,000	—	—	—	3,000
Series A Preferred dividends	—	—	(759)	—	—	—	(759)
Balance at September 30, 2019	20,461	$2	$18,018	(14)	$(76)	$(137,249)	$(119,305)

Balance at December 31, 2019	20,461	$2	$17,167	(14)	$(76)	$(126,196)	$(109,103)
Net loss	—	—	—	—	—	(12,743)	(12,743)
Share-based compensation	—	—	1,113	—	—	—	1,113
Share-based payment transactions	240	—	280	(38)	(84)	—	196
Series B Preferred Stock - Warrants at close	—	—	15,631	—	—	—	15,631
Series A Preferred dividends	—	—	(766)	—	—	—	(766)
Balance at March 31, 2020	20,701	$2	$33,425	(52)	$(160)	$(138,939)	$(105,672)
Net income	—	—	—	—	—	3,597	3,597
Share-based compensation	—	—	844	—	—	—	844
Share-based payment transactions	441	—	800	(129)	(235)	—	565
Series A Preferred dividends	—	—	(606)	—	—	—	(606)
Balance at June 30, 2020	21,142	$2	$34,463	(181)	$(395)	$(135,342)	$(101,272)
Net income	—	—	—	—	—	11,266	11,266
Share-based compensation	—	—	1,110	—	—	—	1,110
Share-based payment transactions	23	—	(42)	—	—	—	(42)
Retirement of treasury shares	(181)	—	(395)	181	395	—	—
Series A Preferred dividends	—	—	(619)	—	—	—	(619)
Balance at September 30, 2020	20,984	$2	$34,517	—	$—	$(124,076)	$(89,557)

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,120	$(4,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,566	36,373
Contingent consideration fair value adjustment	—	(23,082)
Warrant liability fair value adjustment	(171)	—
Amortization of debt discounts and issuance costs	9,343	3,765
Share-based compensation expense	3,067	2,812
Loss on sale of equipment	1,251	743
Deferred compensation	(139)	1,494
Accrued dividends on Series B Preferred Stock	7,959	4,135
Deferred income taxes	9,814	(2,323)
Other, net	287	—
Change in operating assets and liabilities:
Accounts receivable	17,327	(19,108)
Contract assets	(37,210)	(62,419)
Prepaid expenses and other assets	(3,288)	(5,938)
Accounts payable and accrued liabilities	(64,089)	3,317
Contract liabilities	(41,635)	9,580
Net cash used in operating activities	(58,798)	(55,473)

Cash flow from investing activities:
Company-owned life insurance	847	(81)
Purchases of property, plant and equipment	(6,727)	(5,599)
Proceeds from sale of property, plant and equipment	4,151	7,266
Net cash (used in) provided by investing activities	(1,729)	1,586

Cash flows from financing activities:
Proceeds from long-term debt	72,000	50,400
Payments on long-term debt	(83,201)	(121,215)
Debt financing fees	—	(14,738)
Payments on finance lease obligations	(19,301)	(15,953)
Sale-leaseback transaction	—	24,343
Proceeds from issuance of Series B Preferred Stock	350	100,000
Proceeds from stock-based awards, net	718	159
Merger recapitalization transaction	—	2,754
Net cash (used in) provided by financing activities	(29,434)	25,750

Net change in cash and cash equivalents	(89,961)	(28,137)

Cash and cash equivalents, beginning of the period	147,259	71,311

Cash and cash equivalents, end of the period	$57,298	$43,174

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures:
Cash paid for interest	30,149	28,240
Cash paid (received) for income taxes	(955)	250
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	11,691	1,992
Acquisition of assets/liabilities through operating lease	6,028	—
Series A Preferred dividends declared	1,991	2,202

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

The Company believes that the COVID-19 pandemic has not had a material adverse impact on the Company’s financial results for the period ended September 30, 2020. Most of the Company’s construction services are currently deemed essential under governmental mitigation orders and all of our business segments continue to operate. The Company has issued several notices of force majeure for the purpose of recognizing delays in construction schedules due to COVID-19 outbreaks on certain of its teams and has also received notices of force majeure from the owners of certain projects and certain subcontractors. Management does not believe that any delays on projects related to these events of force majeure will have a material impact on its results of operations.

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

Principles of Consolidation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Adjustments necessary to arrive at net income (loss) available for common stockholders, previously disclosed in Note 8. Earnings Per Share, have been added to the prior period presentation of the consolidated statements of operations to be comparable with the current period presentation.
    The unaudited condensed consolidated financial statements include the accounts of IEA and its wholly-owned domestic and foreign subsidiaries and in the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the

Company’s audited consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

Basis of Accounting and Use of Estimates

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Key estimates include: the recognition of revenue and project profit or loss; fair value estimates; valuations of goodwill and intangible assets; asset lives used in computing depreciation and amortization; accrued self-insured claims; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that its estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations, actual results could differ materially from those estimates.

Revenue Recognition

    The Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is also referred to as Accounting Standards Codification (“ASC”) Topic 606, under the modified retrospective transition approach effective January 1, 2019, with application to all existing contracts that were not substantially completed as of January 1, 2019. The Company adopted this standard for interim periods beginning after December 31, 2019, and recorded adjustments to the previously issued quarterly financial statements for the nine months ended September 30, 2019. The impacts of adoption on the Company’s retained earnings on January 1, 2019 was primarily related to variable consideration on unapproved change orders. The cumulative impact of adopting Topic 606 required net adjustments of $750,000 to the statement of operations among revenue, cost of revenue and income taxes, thereby reducing income for the nine months ended September 30, 2019 and reducing the December 31, 2019 accumulated deficit. The Company also adjusted the September 30, 2019, statement of cash flows to reflect the impact of adoption.
    Under Topic 606, revenue is recognized when control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is recognized by the Company primarily over time utilizing the cost-to-cost measure of progress for fixed price contracts and is based on costs for time and materials and other service contracts, consistent with the Company’s previous revenue recognition practices.
Contracts
    The Company derives revenue primarily from construction projects performed under contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system. Contracts contain multiple pricing options, such as fixed price, time and materials, or unit price. Generally, renewable energy projects are performed for private customers while Specialty Civil projects are performed for various governmental entities.
    Revenue derived from projects billed on a fixed-price basis totaled 98.4% and 98.5% of consolidated revenue from operations for the three months ended September 30, 2020 and 2019, respectively, and totaled 97.6% and 94.1% for the nine months ended September 30, 2020 and 2019, respectively. Revenue and related costs for contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 1.6% and 1.5% of consolidated revenue from operations for the three months ended September 30, 2020 and 2019, respectively, and totaled 2.4% and 5.9% for the nine months ended September 30, 2020 and 2019, respectively.

    Construction contract revenue is recognized over time using the cost-to-cost measure of progress for fixed price contracts. The cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer. The contractual terms provide that the customer compensates the Company for services rendered.

    Contract costs include all direct materials, labor and subcontracted costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the costs of capital equipment. The cost estimation and review process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and profit recognition. Changes in these factors could result in revisions to revenue and costs of revenue in the period in which the revisions are determined on a prospective basis, which could materially affect the

Company’s results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined.
Performance Obligations
    A performance obligation is a contractual promise to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price of a contract is allocated to distinct performance obligations and recognized as revenue when or as the performance obligations are satisfied. The Company’s contracts often require significant integrated services and, even when delivering multiple distinct services, are generally accounted for as a single performance obligation. Contract amendments and change orders are generally not distinct from the existing contract due to the significant integrated service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. With the exception of certain Specialty Civil service contracts, the majority of the Company’s performance obligations are generally completed within one year.
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
    Remaining performance obligations represent the amount of unearned transaction prices for contracts, including approved and unapproved change orders. As of September 30, 2020, the amount of the Company’s remaining performance obligations was $886.2 million. The Company expects to recognize approximately 37.3% of its remaining performance obligations as revenue during 2020. Revenue recognized from performance obligations satisfied in previous periods was $(0.8) million and $4.1 million for the three months ended September 30, 2020 and 2019, respectively, and $(4.4) million and $8.0 million for the nine months ended September 30, 2020 and 2019, respectively.
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
    As of September 30, 2020 and year ended December 31, 2019, the Company included approximately $67.1 million and $73.3 million, respectively, of unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final change order approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.

Disaggregation of Revenue
    The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Renewables Segment
Wind	$261,754	$242,586	827,442	$493,689
Solar	65,297	68	72,617	2,145
	$327,051	$242,654	$900,059	$495,834

Specialty Civil Segment
Heavy civil	$119,713	$113,829	264,656	$250,114
Rail	52,955	40,725	132,333	121,113
Environmental	22,513	24,814	63,951	72,703
	$195,181	$179,368	$460,940	$443,930
Concentrations
    The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %		Revenue %
	Three Months Ended		Nine Months Ended		Accounts Receivable %
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020	December 31, 2019
Company A (Specialty Civil Segment)	*	*	*	11.7%	*	*
* Amount was not above 10% threshold

Recently Adopted Accounting Standards - Guidance Adopted in 2020

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which eliminates certain disclosure requirements for recurring and non-recurring fair value measurements, such as the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. ASU 2018-13 was effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Certain disclosures per ASU 2018-13 were applied on a retrospective basis and others on a prospective basis. We adopted the standard on January 1, 2020, and it did not have an impact on our disclosures for fair value measurements.

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

    The Company adopted Topic 842 using the modified retrospective method as of January 1, 2019 and for interim periods beginning after December 31, 2019, without adjusting comparative periods in the financial statements. The most significant effect of the new guidance was the recognition of operating lease right-of-use assets and a liability for operating leases as of December 31, 2019. The accounting for finance leases (capital leases) was substantially unchanged. The Company elected to utilize permissible practical expedients that allowed entities to: (1) not reassess whether any expired or existing contracts were or contained leases; (2) retain the existing classification of lease contracts as of the date of adoption; (3) not reassess initial direct costs for any existing leases; and (4) not separate non-lease components for all classes of leased assets.
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

Note 2. Contract Assets and Liabilities

    The timing of when we bill our customers is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to revenue recognition, resulting in unbilled revenue, which is accounted for as a contract asset. Sometimes we receive advance payments or deposits from our customers before revenue is recognized, resulting in deferred revenue, which is accounted for as a contract liability.

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

    Contract assets consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$79,801	$91,543
Retainage receivable	136,712	87,760
	216,513	179,303

    Contract liabilities consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Billings in excess of costs and estimated earnings on uncompleted contracts	$73,495	$115,570
Loss on contracts in progress	504	64
	$73,999	$115,634

The contract receivables amount as of December 31, 2019 included unapproved change orders of approximately $9.2 million for which the Company was pursuing settlement through dispute resolution. The Company agreed to settle the unapproved change order dispute in the second quarter.

    Revenue recognized for the three and nine months ended September 30, 2020, that was included in the contract liability balance at December 31, 2019 was approximately $5.8 million and $114.5 million, respectively, and revenue recognized for the three and nine months ended September 30, 2019, that was included in the contract liability balance at December 31, 2018 was approximately $3.3 million and $53.3 million, respectively.

    Activity in the allowance for doubtful accounts for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Allowance for doubtful accounts at beginning of period	$89	$102	$75	$42
Plus: provision for (reduction in) allowance	—	30	14	90
Less: write-offs, net of recoveries	—	(81)	—	(81)
Allowance for doubtful accounts at period end	$89	$51	$89	$51

Note 3. Property, Plant and Equipment, Net

    Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Buildings and leasehold improvements	$3,420	$2,919
Land	17,600	17,600
Construction equipment	180,570	173,434
Office equipment, furniture and fixtures	3,618	3,487
Vehicles	12,921	6,087
	218,129	203,527
Accumulated depreciation	(86,571)	(63,039)
Property, plant and equipment, net	$131,558	$140,488

    Depreciation expense of property, plant and equipment was $9,282 and $9,219 for the three months ended September 30, 2020 and 2019, respectively, and was $26,575 and $26,125 for the nine months ended September 30, 2020 and 2019, respectively.

Note 4. Goodwill and Intangible Assets, Net

    The following table provides the changes in the carrying amount of goodwill, by segment:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2019	$3,020	$37,237	$40,257
Acquisition adjustments	—	(2,884)	(2,884)
December 31, 2019	$3,020	$34,353	$37,373
Adjustments	—	—	—
September 30, 2020	$3,020	$34,353	$37,373

Intangible assets consisted of the following as of the dates indicated:

	September 30, 2020				December 31, 2019
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(7,534)	$18,966	5.25 years	$26,500	$(4,695)	$21,805	6 years
Trade name	13,400	(5,315)	8,085	3.25 years	13,400	(3,305)	10,095	4 years
Backlog	13,900	(13,671)	229	3 months	13,900	(8,528)	5,372	1 year
	$53,800	$(26,520)	$27,280		$53,800	$(16,528)	$37,272

Amortization expense associated with intangible assets for the three months ended September 30, 2020 and 2019, totaled $3.3 million and $3.4 million, respectively, and $10.0 million and $10.3 million for the nine months ended September 30, 2020 and 2019, respectively.

    The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2020 through 2024:

(in thousands)	Remainder of 2020	2021	2022	2023	2024
Amortization expense	$1,846	$6,466	$6,466	$5,841	$3,785

Note 5. Fair Value of Financial Instruments

    The Company applies ASC Topic 820, Fair Value Measurement, which establishes a framework for measuring fair value. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

    The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 — Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities listed on active market exchanges.

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

    The following table sets forth information regarding the Company's liabilities measured at fair value on a recurring basis:

	September 30, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Series B Preferred Stock - Anti-dilution warrants	$—	$—	$7,800	$7,800	$—	$—	$4,317	$4,317
Series B-1 Preferred Stock - Performance warrants	—	—	400	400	—	—	400	400
Series B-3 Preferred - Closing Warrants	—	—	—	—	—	—	11,491	11,491
Rights Offering	—	—	—	—	—	—	1,383	1,383
Total liabilities	$—	$—	$8,200	$8,200	$—	$—	$17,591	$17,591

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using Level 3 inputs:

(in thousands)	Series B Preferred Stock - Anti-dilution warrants	Series B-1 Preferred Stock - Performance warrants	Series B-3 Preferred - Closing Warrants	Rights Offering
Beginning Balance, December 31, 2019	$4,317	$400	$11,491	$1,383
Fair value adjustment - (gain) loss recognized in other income	(1,491)	—	1,677	(1,383)
Transfer to non-recurring fair value instrument (liability)	7,400	—	—	—
Transfer to non-recurring fair value instrument (equity)	(2,426)	—	(13,168)	—
Ending Balance, September 30, 2020	$7,800	$400	$—	$—

In 2019, the Company entered into three equity agreements and issued Series B Preferred Stock as discussed in Note 6. Debt and Series B Preferred Stock. The agreements require that on the conversion of any of the Convertible Series A Preferred Stock to common shares, the Series B Preferred Stock will receive additional warrants (Anti-dilution Warrants) to purchase common shares at a price of $0.0001 per share. The agreements also require that if the Company fails to meet a certain Adjusted EBITDA (as that term is defined in the agreements) threshold on a trailing twelve-month basis from May 31, 2020 through April 30, 2021, the Series B Preferred Stock will receive additional warrants (Performance Warrants) to purchase common shares at $0.0001 per share. On May 20, 2019, the conversion rights for the Series A Preferred Stock were amended to allow the holders of Series A Preferred Stock to convert all or any portion of Series A Preferred Stock outstanding at any point in time.

    The information below describes the balance sheet classification and the recurring fair value measurement for these two requirements:

    Series B Preferred Stock - Anti-dilution Warrants (recurring) - The number of common shares attributable to the warrants issued to Series B Preferred Stockholders upon conversion by Series A Preferred Stockholders is determined on a 30-day volume weighted average. The Anti-dilution warrant liability was valued using the stock price at the end of the quarter and were recorded as a liability.

    Series B-1 Preferred Stock - Performance Warrants (recurring) - In 2019, the warrant liability was recorded at fair value as a liability, using a Monte Carlo Simulation based on certain significant unobservable inputs, such as a risk rate premium, Adjusted EBITDA volatility, stock price volatility and projected Adjusted EBITDA for the Company.

    Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the outstanding recorded balance on the line of credit and long-term debt, approximates fair value due to their floating interest rates.

Note 6. Debt and Series B Preferred Stock

    Debt consists of the following obligations as of:

(in thousands)	September 30, 2020	December 31, 2019

Term loan	$173,345	$182,687
Commercial equipment notes	6,303	4,456
Total principal due for long-term debt	179,648	187,143
Unamortized debt discount and issuance costs	(17,837)	(22,296)
Less: Current portion of long-term debt	(2,661)	(1,946)
Long-term debt, less current portion	$159,150	$162,901

Debt - Series B Preferred Stock	$184,100	$180,444
Unamortized debt discount and issuance costs	(12,222)	(14,303)
Long-term Series B Preferred Stock	$171,878	$166,141

The weighted average interest rate for the term loan as of September 30, 2020 and December 31, 2019, was 7.06% and 10.35%, respectively.
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

Debt - Series B Preferred Stock
In 2019, the Company entered into three equity agreements with Ares Management, LLC, on behalf of its affiliated funds, investment vehicles and/or managed accounts (“Ares”) and funds managed by Oaktree Capital Management (“Oaktree”). These resulted in Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) and Series B-3 Preferred Stock (the “Series B-3 Preferred Stock”) (collectively referred to as “Series B Preferred Stock”). The Series B Preferred Stock is a mandatorily redeemable financial instrument under ASC Topic 480 and has been recorded as a liability using the effective interest rate method for each tranche. The mandatory redemption date for all tranches of the Series B Preferred is February 15, 2025.

The Series B Preferred Stock requires quarterly dividend payments calculated at a 12% annual rate on all outstanding Series B Preferred Stock when the Company’s First Lien Net Leverage Ratio (as defined in the Third A&R Credit Agreement)

is less than or equal to 1.50:1.0 and a 13.5% rate if the ratio if greater. The Series B Preferred Stock agreements allow the Company to accrue, but not pay, the dividends at a 15.0% annual rate. Accrued dividends increase the amount of Series B Preferred Stock. Accrued dividends were $18.3 million and $10.4 million at September 30, 2020 and December 31, 2019, respectively. Prior to June 30, 2020, the Company accrued its Series B Preferred Stock payments; the June 30, 2020 and September 30, 2020 payments were made in cash. Dividend payments are not deductible in calculating the Company’s federal and state income taxes.

In connection with each of the Series B Preferred Stock transactions, the Company provided warrants with an exercise price of $0.0001 as follows:

•On May 20, 2019, the Company received $50.0 million at the closing of the Series B-1 Preferred Stock and issued 2,545,934 warrants which was an amount equal to 10% of the issued and outstanding common stock of the Company based on the Company's fully diluted share count. The warrants were valued at the closing stock price of $4.21 and were recorded as additional paid in capital.

•On August 30, 2019, the Company received $50.0 million at the closing of the Series B-2 Preferred Stock and issued 900,000 warrants. The warrants were valued at the closing stock price of $3.75 and recorded as additional paid in capital.

•On November 14, 2019, the Company received $80.0 million and issued 3,568,750 warrants which were initially valued at the closing stock price of $2.20 and were recorded as a liability. On January 21, 2020 the Company received shareholder approval for the issuance of the warrants and the liability was marked to market at a price of $3.69 and recorded as additional paid in capital.

• On November 14, 2019, the holders of Series A Preferred Stock converted 50% of their shares to Series B Preferred Stock thereby reducing the potential dilution of converted shares. The holders of Series A Preferred Stock were issued 657,383 warrants which were initially valued at the closing stock price of $2.20 and were recorded as a liability. On January 21, 2020, the Company received shareholder approval for the issuance of the warrants and the liability was marked to market at a price of $3.69 and recorded as additional paid in capital.

•As a part of the Series B-3 Preferred Stock transactions, the Company conducted a rights offering which provided common shareholders a right to purchase Series B Preferred Stock and warrants. The offering was initially valued using a Black-Scholes model and was recorded as a liability. On March 4, 2020, the rights offering was completed. The Company received $350 and issued 12,029 warrants valued at a closing price of $3.08. The liability was transferred to additional paid in capital.

•The Series B-3 Preferred Stock agreement also required that the Company issue additional Series B Preferred Stock of approximately $15.0 million in 2019 (the 2019 Commitment) and $15.0 million (the 2020 Commitment) if the Company did not attain specified debt and liquidity levels. The Company met the 2019 Commitments at the end of 2019, and the 2019 Commitment was cancelled. On July 22, 2020, the Company and Series B Preferred Stockholders entered into an agreement which terminated the 2020 Commitment and the Company paid $1,322 (recorded as interest expense) in full satisfaction of the 2019 Commitment and 2020 Commitment Fees and reimbursed certain expenses in the amount of $344 (recorded as Selling, general and administrative expenses).

Contractual Maturities

    Contractual maturities of the Company's outstanding principal on debt obligations as of September 30, 2020:

(in thousands)	Maturities
Remainder of 2020	$3,717
2021	1,229
2022	15,859
2023	29,735
2024	129,108
Thereafter	—
Total contractual maturities	$179,648

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
Finance Leases

    The Company has obligations, exclusive of associated interest, under various finance leases for equipment totaling $57.0 million and $64.2 million at September 30, 2020 and December 31, 2019, respectively. Gross property under this capitalized lease agreement at September 30, 2020 and December 31, 2019, totaled $121.9 million and $116.1 million, less accumulated depreciation of $49.2 million and $34.0 million, respectively, for net balances of $72.7 million and $82.1 million, respectively. Depreciation expense for assets held under the finance leases is included in cost of revenue in the condensed consolidated statements of operations.

    The future minimum payments of finance lease obligations are as follows:

(in thousands)
Remainder of 2020	$6,620
2021	24,716
2022	20,949
2023	5,675
2024	1,819
Thereafter	611
Future minimum lease payments	60,390
Less: Amount representing interest	(3,419)
Present value of minimum lease payments	56,971
Less: Current portion of finance lease obligations	23,766
Finance lease obligations, less current portion	$33,205

Operating Leases

    In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facilities, vehicles and equipment. The Company has obligations, exclusive of associated interest, totaling $40.0 million and $44.2 million at September 30, 2020 and December 31, 2019, respectively. Property under these operating lease agreements at September 30, 2020 and December 31, 2019, totaled $38.5 million and $43.4 million, respectively.

    The Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements are listed in the following table as variable lease costs.

    The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)
Remainder of 2020	$3,136
2021	10,887
2022	9,123
2023	6,934
2024	3,454
Thereafter	20,650
Future minimum lease payments	54,184
Less: Amount representing interest	(14,178)
Present value of minimum lease payments	40,006
Less: Current portion of operating lease obligations	9,110
Operating lease obligations, less current portion	$30,896

Lease Information

	Three months ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Finance Lease cost:
Amortization of right-of-use assets	$5,281	$6,109	$16,836	$16,954
Interest on lease liabilities	891	1,444	3,017	4,342
Operating lease cost	3,340	2,646	10,307	6,791
Short-term lease cost	49,817	16,969	116,585	31,737
Variable lease cost	891	986	2,835	3,366
Sublease Income	(33)	(24)	(99)	(71)
Total lease cost	$60,187	$28,130	$149,481	$63,119

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$891	$1,444	$3,017	$4,342
Operating cash flows from operating leases	$3,275	$4,499	$10,003	$11,675
Weighted-average remaining lease term - finance leases			2.55 years	2.92 years
Weighted-average remaining lease term - operating leases			8.16 years	9.04 years
Weighted-average discount rate - finance leases			6.07%	6.64%
Weighted-average discount rate - operating leases			6.94%	6.92%

Letters of Credit and Surety Bonds

    In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2020, and December 31, 2019, the Company was contingently liable under letters of credit issued under its Third A&R Credit Agreement, in the amount of $23.5 million and $21.0 million, respectively, related to projects. In addition, as of September 30, 2020 and December 31, 2019, the Company had outstanding surety bonds on projects of $2.7 billion and $2.4 billion, respectively.

Note 8. Earnings Per Share

    The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares of common stock outstanding during the period.

    Income (loss) available to common stockholders is computed by deducting the dividends accrued for the period on cumulative preferred stock from net income, contingent consideration fair value adjustments and net income allocated to participating securities. If there is a net loss, the amount of the loss is increased by those preferred dividends and contingent consideration fair value adjustment.

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

The calculations of basic and diluted EPS, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$11,266	$12,609	$2,120	$(4,822)
Less: Convertible Preferred Stock dividends	(619)	(759)	(1,991)	(2,202)
Less: Contingent consideration fair value adjustment	—	(4,247)	—	(23,082)
Less: Net income allocated to participating securities(1)	(2,854)	—	(35)	—
Net income (loss) available to common stockholders	7,793	7,603	94	(30,106)

Denominator:
Weighted average common shares outstanding - basic	20,968,271	20,446,811	20,748,193	20,425,801

Series B Preferred - Warrants	7,683,903	2,845,840	—	—
Convertible Series A Preferred	4,758,887	11,486,534	—	—
RSUs	1,925,003	640,247	—	—
Weighted average common shares outstanding - diluted	35,336,064	35,419,432	20,748,193	20,425,801

Anti-dilutive: (2)(3)
Convertible Series A Preferred	—	—	6,920,305	8,968,856
Series B Preferred - Warrants	—	—	7,680,981	1,325,779
RSUs	—	—	1,825,123	542,421

Basic EPS	0.37	0.37	—	(1.47)
Diluted EPS	0.32	0.24	—	(1.47)

(1)     Series B Preferred - Warrants are considered as participating securities because the holders are entitled to participate in any distributions similar to that of common shareholders.

(2)    As of September 30, 2020 and 2019, publicly traded warrants to purchase 8,480,000 shares of common stock at $11.50 per share were not considered as dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period.

(3)    As of September 30, 2020 and 2019, there were 504,214 and 646,405 of vested and unvested options and 611,166 and 817,817 unvested RSUs, respectively. These were also not considered as dilutive as the respective exercise price or average stock price required for vesting of such awards was greater than the average market price of the common stock during the period.
Series B Preferred Stock Anti-dilution Warrants

The Company also had the following potential outstanding warrants related to the Series B Preferred stock issuance.

•At September 30, 2020, a total of 1,318,936 warrants calculated on an if-converted method for the conversion                 of shares related to the outstanding Series A Preferred Stock. As discussed in Note 5. Fair Value of Financial Instruments, these warrants are recorded as a liability. These warrants are not included in the weighted average share calculation as the contingent event (conversion of Series A Preferred Stock) had not occurred at the end of the quarter.

•The second set of additional warrants would be issued if the exercise of any warrant with an exercise price of $11.50 or higher.

•The final set of additional warrants would be issued if the exercise of any equity issued pursuant to the Company’s long term incentive plan or other equity plan with a strike price of $11.50 or higher.

Series A Preferred Stock

    As of September 30, 2020, we had 17,483 shares of Series A Preferred Stock with a stated value of $1,000 per share plus accumulated dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

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

    As of September 30, 2020, the Company has accrued a cumulative of $3.7 million in dividends to holders of Series A Preferred Stock as a reduction to additional paid-in capital.

Contingent Consideration

Pursuant to the original merger agreement with M III Acquisition Corp., the Company was required to issue up to an additional 9,000,000 shares of common stock, which should have been fully earned if the final 2019 adjusted EBITDA targets were achieved. As of September 30, 2019, the Company recorded an adjustment of $23.1 million to the liability primarily based on the significant decrease in the Company's prior year stock price. The Company did not achieve the 2019 financial targets and therefore no contingent consideration was earned at December 31, 2019.

Stock Compensation

    Under guidance of ASC Topic 718 “Compensation — Stock Compensation,” stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

    The fair value of the RSUs was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the three months ended September 30, 2020 and 2019, we recognized $1.1 million and $1.1 million in compensation expense, respectively, and $3.1 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 9. Income Taxes

    The Company’s statutory federal tax rate was 21.00% for the periods ended September 30, 2020 and 2019, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 12.0%. A small number of states do not impose an income tax.

    The effective tax rates for the three months ended September 30, 2020 and 2019 were 35.3% and (4.6)%, respectively, and were 82.5% and 41.0% for the nine months ended September 30, 2020 and 2019, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent differences related to the interest accrued for the Series B Preferred Stock, which is not deductible for federal and state income taxes. The nine months ended September 30, 2020 have the full impact of all the Series B Preferred Stock that was issued in 2019 whereas the nine months ended September 30, 2019 only have a relatively small amount of non-deductible Series B Preferred Stock expenses. There were no changes in uncertain tax positions during the periods ended September 30, 2020 and 2019.

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic to provide employment retention incentives. We do not believe that these relief measures materially affect the condensed consolidated financial statements for the first three quarters of 2020.

Note 10. Segments

    We operate our business as two reportable segments: the Renewables segment and the Specialty Civil segment. Each of our reportable segments is comprised of similar business units that specialize in services unique to their respective markets. The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses, were made based on segment revenue.

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
•Rail infrastructure services such as planning, design, procurement, construction and maintenance of major railway and intermodal facilities.

Segment Revenue

    Revenue by segment was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020		2019		2020		2019
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$327,051	62.6%	$242,654	57.5%	$900,059	66.1%	$495,834	52.8%
Specialty Civil	195,181	37.4%	179,368	42.5%	460,940	33.9%	443,930	47.2%
Total revenue	$522,232	100.0%	$422,022	100.0%	$1,360,999	100.0%	$939,764	100.0%

Segment Gross Profit

    Gross profit by segment was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020		2019		2020		2019
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$37,371	11.4%	$27,469	11.3%	$100,183	11.1%	$44,777	9.0%
Specialty Civil	21,518	11.0%	25,401	14.2%	45,988	10.0%	45,259	10.2%
Total gross profit	$58,889	11.3%	$52,870	12.5%	$146,171	10.7%	$90,036	9.6%

Note 11. Related Party Transactions

Related Party Shareholders

Type of Equity	Holder	Ownership Percentage
Series A Preferred, Series A Conversion Warrants and Exchange Warrants, Series B-3 Preferred Stock (exchange agreement)	Infrastructure and Energy Alternatives, LLC	100%
Series B-1 Preferred Stock, Series A Conversion Warrants, Additional 6% Warrants, Warrants at closing	Ares	60%
	Oaktree Power Opportunities Fund III Delaware, L.P.	40%
Series B-2 and B-3 Preferred Stock, Warrants at closing	Ares	100%

Note 12. Subsequent Event

On October 30, 2020, the Company entered into a First Amendment to its Third A&R Credit Agreement (the “Amendment”). The Amendment provides for, among other things, an increase in the revolving credit commitments previously available by $25.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Third A&R Credit Agreement to $75.0 million, upon the terms and subject to the satisfaction of the conditions set forth in the Third A&R Credit Agreement, as amended by the Amendment.

In addition, the Amendment provides that on and after the Amendment’s effective date and until delivery of the financial statements for the fiscal quarter ended December 31, 2020, as required under the Amendment, the percentage per annum interest rate for revolving loans and swing line loans is, at the Company’s option, (x) LIBOR plus a margin of 2.75% or (y) the applicable base rate plus a margin of 1.75%. Thereafter, for any day, the applicable percentage per annum interest rate for revolving loans and swing line loans is LIBOR or the base rate plus a margin depending upon the Company’s First Lien Net Leverage Ratio as of the last day of the most recently ended consecutive four fiscal quarter period.

The Amendment also further specifies the unused commitment fee rate. On and after the Amendment’s effective date and until delivery of the financial statements for the fiscal quarter ended December 31, 2020, as required under the Amendment, the rate is 0.40% per annum. Thereafter, for any day, the applicable percentage per annum depends upon the Company’s Senior Secured Net Leverage Ratio.

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

Coronavirus Pandemic Update

    The COVID-19 pandemic continues to significantly impact the United States and the world. Since the start of the COVID-19 pandemic, we have been focused on the safety of our employees and ensuring that our construction sites are managed by taking all reasonable precautions to protect on-site personnel.

    We took the following actions in the first half of 2020 to address the risks attributable to the COVID-19 pandemic:

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

•We significantly increased communications, signage and oversight of personal hygiene requirements to drive better prevention practices.

•We postponed social gatherings, large in-person training sessions and other activities involving groups of 10 or more.

•We prohibited virtually all Company air travel unless approved by executive leadership. We also required all employees to report their personal travel schedules in order to closely monitor and take any necessary steps to maintain the safety of our workforce.

•We increased our efforts to reduce selling, general and administrative expenses by implementing a hiring freeze, delaying the Company 401(k) match until later in the year, prohibiting all non-essential travel, reducing new initiatives, deferring promotions and salary changes, and canceling any non-essential capital expenditures or consulting work.

•To mitigate the effects of working from home and travel bans, we significantly increased the use of remote communication technologies.

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

    The impact of COVID-19 on construction businesses such as ours is evolving rapidly and its future effects are uncertain.  The Company has received several notices of force majeure from project owners as a result of delivery delays due to COVID-19. We have experienced project interruptions and restrictions that have delayed project timelines from those originally planned, and we have experienced some temporary work stoppages. This has led to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices. To date, the inefficiencies we have experienced have had an unquantifiable negative impact on our results of operations during the third quarter and management does not anticipate a negative impact going forward from slower delivery of equipment. However, we cannot predict significant disruptions beyond our control, including quarantines and customer work stoppages, significant force majeure declarations by our suppliers or other equipment providers material to our projects.

We have also noticed an impact of COVID-19 in adding new projects to our backlog. Our bidding activity continues at very high levels, but the final approval process for some projects has been slowed due to COVID-19. Despite that, we were able to add $150 million to our backlog in the quarter, and since quarter end the Company has added a significant amount of new projects. See ‘‘Backlog’’ for further discussion.

We are continuing to take actions to preserve our liquidity such as limiting our hiring and delaying spending on non-critical initiatives. At this point, we do not believe that COVID-19 is having a negative impact on our liquidity. We could see a change in this status if we experience future work stoppages at our projects which would prevent us from billing customers for new work performed. If the federal, state and local governments proceed with more restrictive measures, and our customers determine to stop work or terminate projects, these actions would negatively impact our business, results of operations, liquidity and prospects. In addition, the Company is unable to predict any changes in the market for bonding by our sureties.

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

    Specialty Civil - Our Specialty Civil revenue has been generated through a combination of heavy civil construction, rail construction and environmental remediation. On September 22, 2020, the federal highway, bridge and public transportation programs would be extended for one year under a House bill that also funds the federal government. With this extension expected to be approved, we believe that demand will continue to remain strong based on the following factors:

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

Impact of Seasonality and Cyclical Nature of Business

    Our revenue and results of operations are subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, in particular, for large non-recurring projects and holidays. Typically, our revenue in our Renewable segment is lowest in the first quarter of the year because cold, snowy or wet conditions experienced in the northern climates are not conducive to efficient or safe construction practices. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather and effects from thawing ground conditions can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. Nevertheless, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including excessive rainfall, warm winter weather or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations. The Company started construction on 2020 renewable projects in late 2019 due to the desire of our customers to finish these projects before September 30, 2020. This shift in demand impacted 2020 quarterly revenues, which shifted revenue from the fourth quarter back into the second and third quarter of 2020.

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

“Emerging Growth Company” Status

    As of December 31, 2019, the Company's total annual gross revenues exceed $1.07 billion and we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). See Note 1. Business, Basis of Presentation and Significant Accounting Policies to our condensed consolidated financial statements for more information.

Results of Operations

Three Months Ended September 30, 2020 and 2019

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2020		2019

Revenue	$522,232	100.0%	$422,022	100.0%
Cost of revenue	463,343	88.7%	369,152	87.5%
Gross profit	58,889	11.3%	52,870	12.5%
Selling, general and administrative expenses	29,656	5.7%	31,313	7.4%
Income from operations	29,233	5.6%	21,557	5.1%
Interest expense, net	(14,975)	(2.9)%	(13,959)	(3.3)%
Other income	3,161	0.6%	4,455	1.1%
Income from continuing operations before income taxes	17,419	3.3%	12,053	2.9%
(Provision) benefit for income taxes	(6,153)	(1.2)%	556	0.1%
Net income	$11,266	2.2%	$12,609	3.0%

We review our operating results by reportable segment. See Note 10. Segments in the notes to the condensed consolidated financial statements in Part 1. Financial Statements. Management’s review of reportable segment results includes analyses of trends in revenue and gross profit. The following table presents revenue and gross profit by reportable segment for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2020		2019
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$327,051	62.6%	$242,654	57.5%
Specialty Civil	195,181	37.4%	179,368	42.5%
Total revenue	$522,232	100.0%	$422,022	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$37,371	11.4%	$27,469	11.3%
Specialty Civil	21,518	11.0%	25,401	14.2%
Total gross profit	$58,889	11.3%	$52,870	12.5%

    The following discussion and analysis of our results of operations should be read in conjunction with our condensed consolidated financial statements and the notes relating thereto, included in Item 1 of this Quarterly Report on Form 10-Q.

Revenue. Revenue increased 23.7%, or $100.2 million, in the third quarter of 2020, compared to the same period in 2019.

Renewables Segment. Renewables revenue was $327.1 million for the third quarter of 2020, as compared to $242.7 million for the same period in 2019, an increase of $84.4 million, or 34.8%. The increase was primarily due to the expansion of our solar division of $65.2 million coupled with more favorable weather conditions at job sites.

Specialty Civil Segment. Specialty Civil revenue was $195.2 million for the third quarter of 2020, as compared to $179.4 million for the same period in 2019, an increase of $15.8 million, or 8.8% . The increase was primarily due to an increase in the number of projects under construction in our heavy civil and rail divisions.

Gross profit. Gross profit increased 11.4%, or $6.0 million, in the third quarter of 2020, compared to the same period in 2019. As a percentage of revenue, gross profit was 11.3% in the quarter, as compared to 12.5% in the prior-year period.

Renewables Segment. Gross profit was $37.4 million for the second quarter of 2020, as compared to $27.5 million for the same period in 2019. As a percentage of revenue, gross profit was 11.4% in the quarter, as compared to 11.3% in the prior-year period. The increase in gross profit dollars is related to a larger number and greater average value of construction projects.

Specialty Civil Segment. Gross profit was $21.5 million for the second quarter of 2020, as compared to $25.4 million for the same period in 2019. As a percentage of revenue, gross profit was 11.0% in the quarter, as compared to 14.2% in the prior-year period. The decrease in dollars and percentage was related to lower margins generated on a greater number of heavy civil projects compared to rail and environmental in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 5.3%, or $1.7 million, in the third quarter of 2020, compared to the same period in 2019. Selling, general and administrative expenses were 5.7% of revenue in the third quarter of 2020, compared to 7.4% in the same period in 2019. The decrease in selling, general and administrative expenses was primarily driven by lower professional fees in 2020 compared to 2019 due to transaction fees on Series B Preferred Stock. This decrease was offset by increased compensation expense related to significantly larger operations in both of the Company's operating segments.

Interest expense, net. Interest expense, net increased by $1.0 million, in the third quarter of 2020, compared to the same period in 2019. This increase was primarily driven by dividends on Series B Preferred Stock, which have a higher effective interest rate than our term loan and are recorded as interest expense.

Other income. Other income decreased by $1.3 million, to $3.2 million in the third quarter of 2020 from $4.5 million for the same period in 2019. This decrease was primarily the result of the impact of reducing a contingent liability in the third quarter of 2019, compared to a decrease in the warrant liability in the third quarter of 2020. See further discussion in Note 8. Earnings Per Share included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for income taxes. Provision for income taxes increased $6.7 million, to an expense of $6.2 million in the third quarter of 2020, compared to a benefit of $0.6 million for the same period in 2019. The effective tax rates for the period ended September 30, 2020 and 2019 were 35.3% and (4.6)%, respectively. The higher effective tax rate in the third quarter of 2020 was primarily attributable to accrued dividends for the Series B Preferred Stock which are recorded as interest expense and not deductible for federal and state income taxes. The three months ended September 30, 2020 have the full impact of all the Series B Preferred Stock that was issued in 2019 whereas the three months ended September 30, 2019 only have a relatively small amount of non-deductible Series B Preferred Stock expenses. There were no changes in uncertain tax positions during the periods ended September 30, 2020 and 2019.

Nine Months Ended September 30, 2020 and 2019

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020		2019

Revenue	$1,360,999	100%	$939,764	100.0%
Cost of revenue	1,214,828	89.3%	849,728	90.4%
Gross profit	146,171	10.7%	90,036	9.6%
Selling, general and administrative expenses	87,214	6.4%	84,945	9.0%
Income from operations	58,957	4.3%	5,091	0.5%
Interest expense, net	(47,240)	(3.5)%	(35,822)	(3.8)%
Other income	428	—%	22,557	2.4%
Income from continuing operations before income taxes	12,145	0.9%	(8,174)	(0.9)%
(Provision) benefit for income taxes	(10,025)	(0.7)%	3,352	0.4%
Net income (loss)	$2,120	0.2%	$(4,822)	(0.5)%

(in thousands)	Nine Months Ended September 30,
	2020		2019
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$900,059	66.1%	$495,834	52.8%
Specialty Civil	460,940	33.9%	443,930	47.2%
Total revenue	$1,360,999	100.0%	$939,764	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$100,183	11.1%	$44,777	9.0%
Specialty Civil	45,988	10.0%	45,259	10.2%
Total gross profit	$146,171	10.7%	$90,036	9.6%

Revenue. Revenue increased 44.8%, or $421.2 million, in the first nine months of 2020, compared to the same period in 2019.

Renewables Segment. Renewables revenue was $900.1 million for the first nine months of 2020, as compared to $495.8 million for the same period in 2019, an increase of $404.2 million, or 81.5%. The increase was primarily due to more favorable weather conditions at job sites, the benefit from mobilization of several wind projects at the end of 2019, an increase in the number and value of projects during the quarter and to a lesser extent the increase in the solar division.

Specialty Civil Segment. Specialty Civil revenue was $460.9 million for the first nine months of 2020, as compared to $443.9 million for the same period in 2019, an increase of $17.0 million, or 3.8%. The increase was primarily due to an increase in the number of projects under construction in our heavy civil and rail divisions.

Gross profit. Gross profit increased 62.3%, or $56.1 million, in the first nine months of 2020, compared to the same period in 2019. As a percentage of revenue, gross profit was 10.7% in the quarter, as compared to 9.6% in the prior-year period. The 2020 gross profit included the impact of recognizing increased potential future costs from the COVID-19 pandemic, which reduced gross margin and based on expected project completion, we could recognize an increase of margin in the fourth quarter of up to $6.0 million if those projects do not have additional COVID-19 related expenses.

Renewables Segment. Gross profit was $100.2 million for the first nine months of 2020, as compared to $44.8 million for the same period in 2019. As a percentage of revenue, gross profit was 11.1% in the quarter, as compared to 9.0% in the prior-year period. The increase in gross profit percentage and dollars is related to the increased revenue, coupled with reduced adverse weather conditions in 2020 and a larger number and greater average value of construction projects.

Specialty Civil Segment. Gross profit was $46.0 million for the first nine months of 2020, as compared to $45.3 million for the same period in 2019. As a percentage of revenue, gross profit was 10.0% in the quarter, as compared to 10.2% in the prior-year period. Gross profit was consistent year over year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 2.7%, or $2.3 million, in the first nine months of 2020, compared to the same period in 2019. Selling, general and administrative expenses were 6.4% of revenue in the first nine months of 2020, compared to 9.0% in the same period in 2019. The decrease in selling, general and administrative expenses was primarily driven by lower professional fees in 2020 compared to 2019 due to transaction fees on Series B Preferred Stock. This decrease was offset by increased compensation expense related to significantly larger operations in both of the Company's operating segments.

Interest expense, net. Interest expense, net increased by $11.4 million, in the first nine months of 2020, compared to the same period in 2019. This increase was primarily driven by dividends on Series B Preferred Stock, which have a higher effective interest rate than our term loan and are recorded as interest expense.

Other income (expense). Other income (expense) decreased by $22.1 million, to other income of $0.4 million in the first nine months of 2020, compared to other income of $22.5 million for the same period in 2019. This decrease was primarily the result of the impact of reducing a contingent liability by $22.5 million in 2019. See further discussion in Note 8. Earnings Per Share included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for income taxes. Provision for income taxes increased $13.4 million, to an expense of $10.0 million in the first nine months of 2020, compared to a benefit of $3.4 million for the same period in 2019. The effective tax rates for the period ended September 30, 2020 and 2019 were 82.5% and 41.0%, respectively. The higher effective tax rate in the first nine months of 2020 was primarily attributable to accrued dividends for the Series B Preferred Stock which are recorded as interest expense and not deductible for federal and state income taxes. The nine months ended September 30, 2020 have the full impact of all the Series B Preferred Stock that was issued in 2019 whereas the nine months ended September 30, 2019 only have a relatively small amount of non-deductible Series B Preferred Stock expenses. There were no changes in uncertain tax positions during the periods ended September 30, 2020 and 2019.

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

    As of September 30, 2020 and December 31, 2019, our total backlog was approximately $1.9 billion and $2.2 billion, respectively, compared to $2.6 billion as of September 30, 2019. The decrease from the prior year end and the prior year period was primarily related to timing based on a slow down in the bid approval process related to COVID-19. See ‘‘Coronavirus Pandemic Update’’ for further discussion. The Company expects to recognize revenue related to its backlog of 18.7% for the remainder of 2020, 50.8% in 2021, and 30.5% in 2022 and beyond.

The following table summarizes our backlog by segment as of September 30, 2020 and December 31, 2019:

(in millions)
Segments	September 30, 2020	December 31, 2019
Renewables	$1,435.5	$1,582.5
Specialty Civil	472.2	588.7
Total	$1,907.7	$2,171.2

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

Liquidity and Capital Resources

Overview

    Our primary sources of liquidity are cash flows from operations, our cash balances and availability under our Third A&R Credit Agreement. Our primary liquidity needs are for working capital, debt service, dividends on our Series A Preferred Stock and Series B Preferred Stock, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. As of September 30, 2020, we had approximately $57.3 million in cash, and $26.5 million availability under our Third A&R Credit Agreement.

We anticipate that our existing cash balances, funds generated from operations, and borrowings will be sufficient to meet our cash requirements for the next twelve months. No assurance can be given, however, that these sources will be sufficient, because there are many factors which could affect our liquidity, including some which are beyond our control. Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K filed with the SEC on March 12, 2020 for a discussion of the risks associated with our liquidity. Please also see ‘‘Item 1A. Risk Factors’’ of Part II of this Quarterly Report on Form 10-Q.

On October 30, 2020, we entered into a First Amendment to our Third A&R Credit Agreement (the “Amendment”). The Amendment provides for, among other things, an increase in the revolving credit commitments previously available by $25.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Third A&R Credit Agreement to $75.0 million, upon the terms and subject to the satisfaction of the conditions set forth in the Third A&R Credit Agreement, as amended by the Amendment. The Amendment also changes the calculation of the interest rate and the commitment fee. See Note 12. Subsequent Events to our condensed consolidated financial statements for more information on the terms of the Amendment.

Capital Expenditures

    For the nine months ended September 30, 2020, we incurred $19.3 million in finance lease payments and an additional $6.7 million cash purchases for equipment. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2020 and 2021. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

    Generally, we receive 5% to 10% cash payments from our customers upon the inception of our Renewable projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2020, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $402.8 million as of September 30, 2020 from $382.9 million as of December 31, 2019, due primarily to higher levels of revenue, timing of project activity, and collection of billings to customers.

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

Sources and Uses of Cash

    Sources and uses of cash are summarized below:

	Nine Months Ended September 30,
(in thousands)	2020	2019

Net cash used in operating activities	(58,798)	(55,473)
Net cash provided by (used in) investing activities	(1,729)	1,586
Net cash provided by (used in) financing activities	(29,434)	25,750

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2020 was $58.8 million, as compared to net cash used by operating activities of $55.5 million over the same period in 2019. The increase in net cash used by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change was primarily attributable to related to reduced collections of accounts receivable and lower contract assets offset by increased payments on payables and accrued liabilities.

Investing Activities. Net cash used by investing activities for the nine months ended September 30, 2020 was $1.7 million, as compared to net cash provided by investing activities of $1.6 million over the same period in 2019. The decrease in net cash provided by investing activities was primarily attributable to a reduction of proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2020 was $29.4 million, as compared to net cash provided of $25.8 million over the same period in 2019. The reduction of cash provided by financing activities of $55.2 million was primarily attributable to a sale leaseback transaction of $24.3 million, proceeds from debt of $50.4 million and proceeds from the issuance of Series B Preferred Stock of $100.0 million offset by payments on long-term debt of $121.2 million in 2019.

Series A Preferred Stock

    As of September 30, 2020, we had 17,483 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock had an initial stated value of $1,000 per share (or approximately $17.5 million in the aggregate).

Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted and only as, if and when declared by the Board, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

    If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective as of the applicable dividend date without any further action by the Board at 12% per annum. As of September 30, 2020, the Company had increased the initial stated value by $3.7 million in the aggregate rather than pay cash dividends.

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

    Based on the stated value of the Series A Preferred Stock as of September 30, 2020 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $0.6 million on the Series A Preferred Stock. If our business does not generate enough cash to pay future cash dividends, the dividends will accrue at a rate of 12% per annum and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series A Preferred Stock more difficult for us to make in the future. We do not presently expect to pay cash dividends, although an actual decision regarding payment of cash dividends on the Series A Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

Series B Preferred Stock

    As of September 30, 2020, we had 199,474 shares of Series B Preferred Stock issued and outstanding. Each share of Series B Preferred Stock had an initial stated value of $1,000 per share (or approximately $199.5 million in the aggregate). Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid in cash on the Series B Preferred Stock as, if and when declared by our Board. To the extent not prohibited by applicable law, and only as, if and when declared by the Board, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31. Any dividend period for which the Total Net Leverage Ratio is greater than 1.50:1.00, the dividend rate is 13.5% per annum and (ii) with respect to any dividend period for which the Total Net Leverage Ratio is less than or equal to 1.50:1.00, at a rate of 12% per annum.

    If not paid in cash, dividends will accrue on the stated value and will increase the stated value on Series B Preferred Stock effective as of the applicable dividend date without any further action by the Board at a rate of 15%. As of September 30, 2020, the Company had increased the initial stated value by $18.3 million in the aggregate rather then pay cash dividends.

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

    Based on the stated value of the Series B Preferred Stock as of September 30, 2020 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $6.6 million on the Series B Preferred Stock. If our business does not generate enough cash to pay future cash dividends, the dividends will accrue at a rate of 15% per annum and increase the stated value of the Series A Preferred Stock, which will make cash dividends on the Series B Preferred Stock more difficult for us to make in the future. Actual decisions regarding payment of cash dividends on the Series B Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

Deferred Taxes - COVID-19

The CARES Act was enacted on March 27, 2020, in response to the COVID-19 emergency. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. Some of the key income tax-related provisions of the CARES Act include:

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

•Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning 1 January 2019 and 2020

•Allowing taxpayers with alternative minimum tax (“AMT”) credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act (“TCJA”)

•Payroll tax deferral

The new NOL carryforward and interest expense deduction rules are favorable for IEA and will help defer future cash tax liabilities. IEA has filed an election to refund $0.5 million AMT credit in April 2020 that was received in the third quarter.

IEA has also made use of the payroll deferral provision to defer the 6.2% social security tax, which is approximately $9.0 million through December 31, 2020. This amount is required to be paid at 50% on December 31, 2021 and December 31, 2022.

Amendment to Third A&R Credit Agreement

On October 30, 2020, the Company entered into a First Amendment to its Third A&R Credit Agreement (the “Amendment”). The Amendment provides for, among other things, an increase in the revolving credit commitments previously available by $25.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Third A&R Credit Agreement to $75.0 million, upon the terms and subject to the satisfaction of the conditions set forth in the Third A&R Credit Agreement, as amended by the Amendment.

In addition, the Amendment provides that on and after the Amendment’s effective date and until delivery of the financial statements for the fiscal quarter ended December 31, 2020, as required under the Amendment, the percentage per annum interest rate for revolving loans and swing line loans is, at the Company’s option, (x) LIBOR plus a margin of 2.75% or (y) the applicable base rate plus a margin of 1.75%. Thereafter, for any day, the applicable percentage per annum interest rate for revolving loans and swing line loans is LIBOR or the base rate plus a margin depending upon the Company’s first lien net leverage ratio as of the last day of the most recently ended consecutive four fiscal quarter period, as set forth below:

First Lien Net Leverage Ratio	LIBOR Loans	Base Rate Loans
Less than 1.00:1.00	2.50%	1.50%
Less than 2.00:1.00 but greater than or equal to 1.00:1.00	2.75%	1.75%
Less than 3.00:1.00 but greater than or equal to 2.00:1.00	3.00%	2.00%
Less than 3.50:1.00 but greater than or equal to 3.00:1.00	3.25%	2.25%
Greater than or equal to 3.50:1.00	3.50%	2.50%

The Amendment also further specifies the unused commitment fee rate. On and after the Amendment’s effective date and until delivery of the financial statements for the fiscal quarter ended December 31, 2020, as required under the Amendment, the rate is 0.40% per annum. Thereafter, for any day, the applicable percentage per annum depends upon the Company’s senior secured net leverage ratio, as set forth below:

Senior Secured Net Leverage Ratio	Applicable Unused Commitment Fee Rate
Less than 1.00:1.00	0.35%
Less than 2.00:1.00 but greater than or equal to 1.00:1.0	0.40%
Less than 3.00:1.00 but greater than or equal to 2.00:1.00	0.45%
Greater than or equal to 3.00:1.00	0.50%

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed herewith as Exhibit 10.1.

Contractual Obligations

    The following table sets forth our contractual obligations and commitments for the periods indicated as of September 30, 2020.

	Payments due by period
(in thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter

Debt (principal) (1)	179,648	3,717	1,229	15,859	29,735	129,108	—
Debt (interest) (2)	43,803	3,115	12,144	11,971	10,277	6,296	—
Debt - Series B Preferred Stock (3)	199,474	—	—	—	—	—	199,474
Dividends - Series B Preferred Stock (4)	130,553	6,600	26,401	26,401	26,401	26,401	18,349
Finance leases (5)	60,390	6,620	24,716	20,949	5,675	1,819	611
Operating leases (6)	54,184	3,136	10,887	9,123	6,934	3,454	20,650
Total	$668,052	$23,188	$75,377	$84,303	$79,022	$167,078	$239,084
(1)Represents the contractual principal payment due dates on our outstanding debt.
(2)Includes variable rate interest using September 30, 2020 rates.
(3)Represents the mandatorily redeemable debt - Series B Preferred with expected redemption date of February 15, 2025.
(4)Future declared dividends have been included at 12% but payment determination will be evaluated each quarter resulting in differing accumulated dividend rates.
(5)We have obligations, exclusive of associated interest, recognized under various finance leases for equipment totaling $60.4 million at September 30, 2020. Net amounts recognized within property, plant and equipment, net in the condensed consolidated balance sheet under these financed lease agreements at September 30, 2020 totaled $72.7 million.
(6)We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038.

    For detailed discussion and additional information pertaining to our debt instruments, see Note 6. Debt and Note 7. Commitments and Contingencies in the notes to our condensed consolidated financial statements, included in Part I, Item 1.

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

    As of September 30, 2020 and December 31, 2019, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility in the amount of $23.5 million and $21.0 million, respectively, related to projects.

    As of September 30, 2020 and December 31, 2019, the Company had outstanding surety bonds on projects of $2.7 billion and $2.4 billion, respectively, including the bonding line of the acquired ACC Companies and Saiia.

    See Note 6. Debt in the notes to our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for discussion pertaining to our off-balance sheet arrangements. See Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies and Note 11. Related Party Transactions in the notes to condensed consolidated financial statements, included in Part I, Item 1, for discussion pertaining to certain of our investment arrangements.

Recently Issued Accounting Pronouncements

    See Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the notes to our condensed consolidated financial statements, included in Part I, Item 1.

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

Interest Rate Risk

    Borrowings under the new credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding debt balance as of September 30, 2020 was $179.6 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $1.8 million. As of September 30, 2020, we had no derivative financial instruments to manage interest rate risk.
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

    As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    As previously discussed in Item 2. Management Discussion and Analysis, the Company is using remote technology for employees working from home due to COVID-19. Although certain employees are working remotely, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A. Risk Factors

    At September 30, 2020, there have been no other material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2020, which is accessible on the SEC's website at www.sec.gov, except as described below.

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

Item 5. Other Information

Amended and Restated Employment Agreements

On November 5, 2020, the Company entered into amended and restated employment agreements (the “Amended and Restated Employment Agreements”) with each of J.P. Roehm, Michael Stoecker and Gil Melman, which Amended and Restated Employment Agreements supersede their respective existing employment agreements in their entirety.

Pursuant to the Amended and Restated Employment Agreements, Mr. Roehm is employed as Chief Executive Officer and receives a base salary of $650,000 for an initial term of three years, Mr. Stoecker is employed as Chief Operating Officer and receives a base salary of $450,000 for an initial term of three years, and Mr. Melman is employed as Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer and receives a base salary of $360,000 for an initial term of three years.

The Amended and Restated Employment Agreements provide that the executives will have the opportunity to earn a performance-based bonus each calendar year in a target amount of a percentage of his base salary (100%, 80% and 60% for Messrs. Roehm, Stoecker and Melman, respectively), administered and payable under the Company’s annual bonus plan. Each executive is also eligible to receive equity awards each calendar year with a target award of a percentage of their base salary (200%, 85% and 75% for Messrs. Roehm, Stoecker and Melman, respectively), administered and payable under the Infrastructure and Energy Alternatives, Inc. 2018 Amended and Restated Equity Incentive Plan. Additionally, each executive will receive, at the Company’s election, a company-owned or leased vehicle. The Amended and Restated Employment Agreements contain standard post-employment non-competition and non-solicitation covenants during the 12-month period following each executive’s termination.

If the executives are terminated by the Company without “cause” or if the executive resigns for “good reason,” then they shall receive: (i) a severance payment in the amount of (a) 12 months (or 18 months in the case of Mr. Roehm) of his then existing base salary , plus (b) an amount equal to the greater of the target bonus for year of termination or the average of his annual bonus payable in the prior three or fewer calendar years (or 1.5 times such amount in the case of Mr. Roehm), such amount to be payable over the 12-month period (or 18 month period in the case of Mr. Roehm) following termination (the “Severance Payment”); (ii) his pro-rated bonus for the year of termination, payable in a lump sum at the time such amount would have been paid under the annual bonus plan; and (iii) payment of the applicable premium for continuation coverage for him and his eligible dependents under the Company’s group medical plan, such amount “grossed up” to account for additional income and employment taxes incurred on such amount. In addition, all of the executive’s equity grants and awards shall become vested (at target level for performance awards) and immediately exercisable.

In the event the executive’s employment is terminated for the reasons described above within 24 months following a Change in Control (as defined in the Company’s 2018 Amended and Restated Equity Incentive Plan), then the executive shall receive: (i) two times the amount of the Severance Payment, payable over the 12-month period following termination; (ii) his pro-rated bonus for the year of termination, payable in a lump sum at the time such amount would have been paid under the annual bonus plan; (iii) payment of the applicable premium for continuation coverage for him and his eligible dependents under the Company’s group medical plan, such amount “grossed up” to account for additional income and employment taxes on such amount; and (iv) a reimbursement of up to $50,000 for the use of outplacement services. In addition, all of the executive’s equity grants and awards shall become vested (at target level for performance awards) and immediately exercisable.

Following any termination for Cause or due to death or “disability” (as defined in the Employment Agreement), or if the executive terminates his employment for any reason other than for Good Reason, the executive will receive a payment of accrued but unpaid base salary, any earned and unpaid bonus and payment of unreimbursed expenses. Further, if the executive’s employment is terminated due to death or “disability,” all of the executive’s equity grants and awards shall become vested (at the target level for performance awards) and exercisable.

“Cause” means: (i) the executive’s substantial and repeated failure to perform duties as reasonably directed by the Board of the Company (not as a consequence of “disability”) after written notice thereof and failure to cure within 10 days; (ii) the executive’s misappropriation or fraud with regard to the Company or its assets; (iii) conviction of, or the pleading of guilty to, a felony, or any other crime involving either fraud or a breach of the executive’s duty of loyalty with respect to the Company or any of its customers or suppliers that results in material injury to the Company; (iv) the executive’s violation of the written policies of the Company, or other misconduct in connection with the performance of his duties that in either case results in material injury to the Company, after written notice thereof and failure to cure within 10 days; or (v) the executive’s breach of any material provision of the Employment Agreement, including without limitation the confidentiality and non-disparagement provisions and the non-competition and non-solicitation provisions described above.

“Good Reason” means the occurrence of any of the following events without the executive’s prior express written consent: (i) any reduction in the executive’s base salary or target bonus percentage, or any material diminution in the executive’s duties or authorities; (ii) any relocation of the executive’s principal place of employment to a location more than 75 miles from the executive’s principal place of employment as of the effective date of the Employment Agreement; or (iii) any material breach by the Company of any material obligation owed to the executive; provided however, that prior to resigning for any “good reason,” the executive shall give written notice to the Company of the facts and circumstances claimed to provide a basis for such resignation not more than 30 days following his knowledge of such facts and circumstances, and the Company shall have 30 days after receipt of such notice to cure the circumstances giving rise to such resignation for “good reason.”

The foregoing descriptions of the Amended and Restated Employment Agreement are qualified in their entirety by reference to the full text of the Amended and Restated Employment Agreements, which are filed as Exhibit 10.2, 10.3 and 10.4 to this Quarterly Report on Form 10-Q and incorporated in this “Item 5. Other Information” by reference.

Appointment of Director

On November 5, 2020, the Company’s Board, based on the recommendation of the Company’s Corporate Governance and Nominating Committee and a majority of its independent directors, elected Michael Della Rocca to serve as a Class I member of the Board. Mr. Della Rocca will serve until the 2021 annual meeting of shareholders, or until his successor is elected and qualified or his earlier death, resignation, removal or retirement. Mr. Della Rocca will serve on the Compensation Committee and the Bid Review Committee.

There are no arrangements or understandings between Mr. Della Rocca and any other persons pursuant to which Mr. Della Rocca was elected to serve as a director. The Company has determined that neither Mr. Della Rocca nor any of his immediate family members, has or had a direct or indirect material interest in any transaction in which the Company or any of the Company’s subsidiaries was or is a participant, that would be required to be disclosed under Item 404(a) of SEC Regulation S-K.

The Company has entered into a standard director indemnity agreement with Mr. Della Rocca, a form of which was filed as Exhibit 10.8 to the Company’s Amendment No. 1 to Form S-1 filed with the SEC on May 2, 2016.

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

3.1*	Second Amended and Restated Certificate of Incorporation of Infrastructure and Energy Alternatives, Inc., as amended through May 29, 2020.
3.2
Amended and Restated Bylaws of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 29, 2018).

3.3
Certificate of Designations of Series A Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 29, 2018).

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

3.6
Amended and Restated Certificate of Designations of Series B-1 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed August 30, 2019).

3.7
Certificate of Designations of Series B-2 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed August 30, 2019).

3.8
Certificate of Designations of Series B-3 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed November 15, 2019).

3.9
Second Amended and Restated Certificate of Designations of Series B-1 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed November 15, 2019).

3.10
Amended and Restated Certificate of Designations of Series B-2 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed November 15, 2019).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 29, 2018).
4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 29, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 29, 2018).
4.4
Warrant Certificate, dated August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc. and Ares Special Situations Fund IV, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed August 30, 2019).

4.5
Warrant Certificate, dated August 30, 2019, by and among Infrastructure and Energy Alternatives, Inc. and ASOF Holdings I, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed August 30, 2019).

4.6
Warrant Agreement, dated July 7, 2016, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed July 13, 2016).

4.7
Amended and Restated Warrant Agreement, dated as of March 26, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 29, 2018).

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

4.10
Warrant Certificate, dated November 14, 2019, by and among Infrastructure and Energy Alternatives, Inc. and Ares Special Situations Fund IV, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed November 15, 2019).

4.11
Warrant Certificate, dated November 14, 2019, by and among Infrastructure and Energy Alternatives, Inc. and ASOF Holdings I, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed November 15, 2019).

4.12
Warrant Certificate, dated November 14, 2019, by and among Infrastructure and Energy Alternatives, Inc. and Infrastructure and Energy Alternatives, LLC (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-37796) filed November 15, 2019).

4.13	Subscription Rights Certificate (incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-1 (File No. 333-235280) filed January 29, 2020).
4.14	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 4, 2020).
4.15
Warrant Agreement, dated as of March 3, 2020, by and between Infrastructure and Energy Alternatives, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 4, 2020).

10.1
First Amendment to the Third Amended and Restated Credit and Guarantee Agreement, dated as of October 30, 2020, by and among the Company, IEA Intermediate Holdco, LLC, IEA Energy Services LLC, the Subsidiary Guarantors party thereto, Jefferies Finance LLC, as administrative agent and as collateral agent, KeyBank National Association, as the revolving agent, an issuing bank and a revolving lender, the other revolving lenders and the financial institutions party thereto, as incremental lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on November 4, 2020).

10.2*†	Amended and Restated Employment Agreement, dated as of November 5, 2020, between IEA Energy Services LLC and J.P. Roehm.
10.3*†	Amended and Restated Employment Agreement, dated as of November 5, 2020, between IEA Energy Services LLC and Michael Stoecker.
10.4*†	Amended and Restated Employment Agreement, dated as of November 5, 2020, between IEA Energy Services LLC and Gil Melman.
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

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: November 9, 2020	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Executive Vice President, Chief Financial Officer
Principal Financial and Accounting Officer