Form 10-K
period 2020-12-31
Infrastructure & Energy Alternatives, Inc.
filed 2021-03-08
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

Registrant’s telephone number, including area code: (800) 688-3775

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑ Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $43.5 million on June 30, 2020. The registrant, solely for purposes of this required presentation, deemed the Board of Directors, Executive Officers and Infrastructure and Energy Alternatives, LLC as affiliates.

Number of shares of Common Stock outstanding as of the close of business on March 8, 2021: 22,905,031.
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2020 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Forward-Looking Statements
    This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “seek,” “target,” “continue,” “plan,” “intend,” “project,” or other similar words. Other than statements of historical fact included in this Annual Report, all statements regarding expectations for future financial performance, business strategies, expectations for our business, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements.
These forward-looking statements are based on information available as of the date of this Annual Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•potential risks and uncertainties relating to COVID-19, including the geographic spread, the severity of the disease, the scope and duration of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to treat its impact, and the potential negative impacts of COVID-19 on permitting and project construction cycles, the U.S. economy and financial markets;
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
•our beliefs regarding the state of the renewable energy market generally; and
•the “Risk Factors” described in this Annual Report, and in our quarterly reports, other public filings and press releases.
We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Business Overview

    Infrastructure and Energy Alternatives, Inc., a Delaware corporation (‘‘IEA’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’, or ‘‘our’’) is a holding company that, through various subsidiaries, is a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States (“U.S.”). We were founded in 1947 as White Construction and we became a public company in March 2018 when we merged with a special purpose acquisition company. Our Common Stock trades on the NASDAQ Capital Market under the symbol ‘‘IEA’’.

The Company specializes in providing complete engineering, procurement and construction (“EPC”) services throughout the U.S. for the renewable energy, traditional power and civil infrastructure industries. In 2019, Engineering News-Record (“ENR”) ranked IEA as the 2nd leading provider of wind EPC services based on revenue. These services include the design, site development, construction, installation and restoration of infrastructure. We believe we have the ability to continue to expand these services to leverage our expertise and relationships in the wind energy business to provide additional infrastructure solutions to the clean energy markets.

The acquisitions we made in 2018 have expanded our construction capabilities and geographic footprint in the areas of environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities. See Note 2. Merger and Acquisitions in the notes to the audited consolidated financial statements for more information on the acquisitions.

Reportable Segments

    The Company operates its business in two reportable segments:

Renewables Segment

    The Renewables segment operates throughout the U.S. and specializes in a range of services that include full EPC project delivery, design, site development, construction, installation and maintenance of infrastructure services for the wind and solar industries.

We have maintained a heavy focus on construction of renewable power production capacity as renewable energy, particularly from wind and solar, has become widely accepted within the electric utility industry and has become a cost-effective solution for the creation of new generating capacity.

Specialty Civil Segment

    The Specialty Civil segment operates throughout the U.S. and specializes in a range of services that include:

•Environmental remediation services such as site development, environmental site closure, outsourced contract mining and coal ash management services.
•Rail Infrastructure services such as planning, design, procurement, construction and maintenance of infrastructure projects for major railway and intermodal facilities.

•Heavy civil construction services such as road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

Strategy

The key elements of our business strategy are as follows:

Retention of strong relationships with our customers to expand services offered — We believe that we have strong, long-term relationships with each of our customers and have historically worked together with them to meet their needs. By leveraging our established relationships with these customers, we intend to provide expanded products and services that will continue to diversify our revenue streams and assist our customers with their business strategies.

    Maintain Operational Excellence — We have a continual focus on maintaining operational excellence, which includes the following:

•Quality - We believe in satisfying our clients, mitigating risk, and driving improvement by performing work right the first time.

•Technical Expertise - We have an established reputation for safe, high quality performance, reliable customer service and technical expertise in constructing technically demanding projects.

•Safety - We believe the safety of our employees, the public and the environment is a moral obligation as well as good business. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.

•Productivity - We strive to use our resources efficiently to deliver work on time and on budget.

    Ownership of Equipment — Many of our services are equipment intensive and certain key equipment used by us is specialized or customized for our businesses. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership and if needed, ability to lease a large and varied construction fleet at a reasonable cost, enables us to compete more effectively by ensuring availability and maximizing returns on investment of the equipment.

Maintain a strong balance sheet and an optimal capital structure — We believe that continued focus on our capital structure provides our customers, our lenders, and our bonding companies assurance of our financial capabilities. We will continue to focus on optimizing our capital structure in order to find the best mix of debt and equity financing that can maximize the Company's market value while minimizing our cost of capital. We maintain a revolving credit facility to provide letter of credit capability and, if needed, to augment our liquidity needs.

Future Strategic Acquisitions and Arrangements — We will continue to pursue selected and opportunistic acquisitions, that fit our strategy of acquiring businesses with complementary cultures, niche market capabilities, excellent relationships with blue chip customers and strong, proven management teams that are retained post acquisition.

Customers

    We have longstanding customer relationships with many established companies in the renewable energy, thermal power, environmental remediation, civil and industrial power industries, with a recurring base of blue-chip utility customers, as well as with original equipment manufacturers that produce the equipment for our business. We have completed renewable projects for top U.S. developers and owners, rail infrastructure projects with top tier railroads and heavy civil construction projects with many government agencies.

    Although we are not dependent upon any one customer in any year, a relatively small number of repeat customers constitute a substantial portion of our total revenues. Accordingly, our senior management is responsible for developing and maintaining existing relationships with customers to secure additional projects and increase revenue from our current customer base. We believe that our strategic relationships with customers will result in future opportunities. Our management is also focused on pursuing growth opportunities with prospective new customers.

    The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %			Accounts Receivable %
	Year Ended December 31,			December 31,
	2020	2019	2018	2020	2019
Company A (Renewables Segment)	*	*	21.0	*	*
Company B (Specialty Civil Segment)	*	10.9	*	*	*
———
* Amount was not above 10% threshold.

    Our work is generally performed pursuant to contracts for specific projects or jobs that require the construction or installation of an entire complex of specified units within an infrastructure system. Generally, customers are billed monthly throughout the completion of work on a project; however, some contracts provide for additional billing upon the achievement of specific completion milestones, which may increase the billing period to more than one month. Many contracts may include retainage provisions under which, generally, from 5% to 10% of the contract price is withheld until the work has been completed and accepted by the customer.

    We believe that our industry experience, technical expertise and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by our customers.

Backlog

    Estimated backlog represents the amount of revenue we expect to realize in 2021 and beyond from the uncompleted portions of existing construction contracts, including new contracts under which work has not begun and awarded contracts for which the definitive project documentation is being prepared, as well as revenue from change orders and renewal options. Estimated backlog for work under fixed price contracts and cost-reimbursable contracts is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These contracts are included in backlog based on the estimated total contract price upon completion.

    The following table summarizes our backlog by segment for December 31:

(in millions)
Segments	December 31, 2020	December 31, 2019
Renewables	$1,513.4	$1,582.5
Specialty Civil	556.1	588.7
Total	$2,069.5	$2,171.2

We expect to realize approximately $1,628.9 million of our estimated backlog during 2021 and $440.6 million during 2022 and beyond.

    Based on historical trends in the Company’s backlog, we believe awarded contracts to be firm and that the revenue for such contracts will be recognized over the life of the project. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors, COVID-19 pandemic, weather and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions on construction projects due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings and may not result in actual revenue or profits.

    Backlog is not a term recognized under U.S. GAAP, although it is a common measurement used in our industry. Backlog also differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements. Additionally, our methodology for determining backlog may not be comparable to the methodologies used by others. See

‘‘Risk Factors’’ for a discussion of the risks associated with our backlog. As of December 31, 2020, total backlog differed from the amount of our remaining performance obligations primarily due to the inclusion of contracts that were awarded but not yet fully executed.

Competition

    We compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms, and some of our customers employ their own personnel to perform some of the services we provide.

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

Suppliers and Materials

    Under many of our contracts, our customers provide the necessary materials and supplies for projects, such as wind turbines, and we are responsible for the installation, but not the cost or warranty of those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We are not dependent upon any one vendor and have not experienced significant difficulty in obtaining project-related materials or supplies as and when required for the projects we manage.

    We utilize independent contractors to assist on projects and to help manage our work flow. Our independent contractors typically provide their own vehicles, tools and insurance coverage.

    We bear some risk of increases in the price of materials and supplies used in the performance of our work, such as aggregate, reinforced steel, cable, and fuel. These risks are managed contractually, by entering into contracts with suppliers that fix the price paid by the Company within the budget established for a project, or by passing the risk of commodity cost increases to the customer.
Regulation

Our operations are subject to various federal, state, and local laws and regulations including:

•licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;
•regulations relating to worker safety and environmental protection;
•permitting and inspection requirements applicable to construction projects;
•wage and hour regulations;
•regulations relating to transportation of equipment and materials, including licensing and permitting     requirements;
•building and electrical codes; and
•special bidding, procurement and other requirements on government projects.

We believe we have all material licenses and permits needed to conduct operations and that we are in material compliance with applicable regulatory requirements. However, we could incur significant liabilities if we fail to comply with applicable regulatory requirements.

Environmental and Climate Change Matters

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

Production Tax Credit (the ‘‘PTC’’) and Investment Tax Credit (‘‘ITC’’)

    In light of changes in federal government priorities and the cost-competitiveness of wind and solar power production, certain of the tax credits for production of renewable energy are phasing out. The Consolidated Appropriations Act of 2016 (‘‘CAA’’), which contains certain federal tax incentives applicable to the renewable energy industry, provided for the gradual elimination of certain of these incentives. In December 2020, the federal government implemented an agreement that extended lapsed and expiring tax breaks. The extension provides a one year extension of the PTC for wind projects at a 60% level for projects that begin construction on or before December 31, 2021 and a two year extension of 26% ITC for projects that begin construction before January 1, 2023 and 22% ITC for projects that begin construction before January 1, 2024 for all solar projects placed into service prior to December 31, 2025.

Employees

As of December 31, 2020, we employed 745 salaried employees and 2,627 hourly employees. The total number of hourly personnel employed is subject to the volume of specialty services and construction work in progress.

We believe that our employees are the most valuable resource in successfully completing our projects. Our ability to maintain sufficient, continuous work for hourly employees helps us to maintain a stable workforce with a loyalty to and an understanding of our policies and culture and contributes to our strong performance, safety and quality record. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions. In addition, we have partnerships with technical schools where we recruit and hire craft employees.

We employ a dynamic mix of people to create the strongest company possible. Our policy forbids discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We are an inclusive, diverse company with people of all backgrounds, experience, culture, styles and talents.

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to base wages, additional programs include annual bonus opportunities, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs.

We strive to develop and sustain a skilled labor advantage by providing on and off-site training programs, project management training, and leadership development programs. Our leadership development program is designed to further develop each participant’s leadership skills and requires program participants to challenge themselves and their peers as they progress.

We are committed to the health, safety and wellness of our employees, and we pride ourselves on above-average workplace safety. We track and maintain several key safety metrics, which senior management reviews monthly, and we evaluate management on their ability to provide safe working conditions on job sites and to create a safety

Available Information

    Our principal executive offices are located at 6325 Digital Way, Suite 460, Indianapolis, Indiana 46278, and our telephone number is (800) 688-3775. Our website is located at www.iea.net. We make available our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements, and all amendments to those reports, free of charge through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Any materials filed with the SEC may be read and copied at the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

Risk Factor Summary

Below is a summary of the principal factors that make an investment in IEA and our Common Stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding IEA and our Common Stock.

Risks Related to IEA:

•Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.

•Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on our financial results.

•The ultimate effects of the current COVID-19 pandemic are unknown and evolving, and could result in negative effects on our business, financial condition, results of operations and prospects.

•Our business is affected by delays, which could increase our costs and reduce profitability.

•We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds may reduce our availability under our Third A&R Credit Agreement.

•Our business is subject to physical hazards that could result in substantial liabilities for us which could materially and adversely affect our business, financial conditions, profitability and growth prospects.

•We are self-insured against certain potential liabilities.

•Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on our financial results.

•Acquisition activity presents certain risks to our business, operations and financial positions, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

•If we are unable to attract and retain qualified and skilled employees we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.

•Our business benefits from economic incentives and governmental policies. A significant change in these incentives and policies could adversely affect our business, financial conditions, results of operations, cash flows and growth prospects.

•We derive a portion of our revenues from government contracts which pose risks of inadequate funding and competitive bidding processes,

•Amounts included in our backlog may not result in actual revenue or translate into profits.

•Many of our customers are regulated by federal, state and local government agencies, and the addition of new regulations or changes to existing regulations may adversely impact the demand and profitability of our services.

•We recognize revenue from installation/construction fixed price contracts using the cost-to cost input method (formerly known as percentage-of-completion method); and variations of actual results from our assumptions may reduce our profitability.

•We derive a significant portion of our revenue from a concentrated base of customers, and the loss of a small number of our significant customers, due to decreased demand or otherwise, could impair our financial performance.

•Certain of our businesses have employees subject to collective bargaining agreements; any related obligations to such agreements could adversely affect our business, financial condition, profitability and growth prospects.

•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

•We rely on information, communication and data systems in our operations, and systems and information technology disruptions could adversely affect our ability to operate and could result in harm to our reputation.

Risks Related to Our Capital Structure

•We have a significant amount of debt, and our substantial indebtedness could adversely affect our business, financial condition, results of operations and our ability to meet our payment obligations.

•Our Third A&R Credit Agreement, the Series A Preferred stock and Series B Preferred Stock impose restrictions on us that may prevent us from engaging in transactions that might benefit us.

•There may be future sales of our Common Stock or other dilution of our equity that could adversely affect the market price of our Common Stock.

•Mohsin Meghji has significant ability to influence corporate decisions.

•Ares and the Ares Parties may have the ability to influence certain corporate decisions through their ownership of Common Stock obtainable upon conversion of the Series A Preferred Stock and the exercise of rights, including under the respective certificates of designation for the Series A Preferred Stock and Series B Preferred Stock.

•Our liquidity remains seasonally constrained and we could require additional sources of liquidity in the future to fund our operations and service our indebtedness.

•Our quarterly operating results may fluctuate significantly and could fall below the expectations of analysts and investors due to certain factors, some of which are beyond our control, resulting in a decline in our stock price.

•Our Certificate of Incorporation, Bylaws and certain provisions of Delaware law contain certain anti-takeover provisions that could impair a takeover attempt, even if a change of control would be of benefit to our stockholders.

•The terms of our Series A Preferred Stock and Series B Preferred Stock reduce the likelihood of dividends payments on our Common Stock, and may otherwise adversely affect the Common Stock.

•Our Common Stockholders may face substantial dilution as a result of warrants.

•The Series A Preferred Stock may result in substantial dilution to holders of our Common Stock.

•Our stock price has experienced significant volatility.

Risks Related to Our Industry and Our Customers’ Industries

•Economic downturns could reduce capital expenditures in the industries we serve, which could result in decreased demand for our services.

•Our industry is highly competitive, which may reduce our market share and harm our financial performance.

•Our customers may be adversely affected by market conditions and economic downturns, which could impair their ability to pay for our services.

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

The COVID-19 pandemic is a constantly evolving situation that has adversely impacted economic activity and conditions in the United States and worldwide. In particular, efforts to control the spread of COVID-19 have led to reoccurring shutdowns and stay-at-home orders, stock price declines, employee layoffs, and governmental programs to support the economy.

The COVID-19 pandemic could affect us in a number of other ways, including but not limited to:

•Delays in receiving permits resulting in unanticipated changes to construction schedules;
•Inabilities to properly staff our construction projects due to quarantines and stay at home orders;
•Inabilities of customers to fund project obligations due to liquidity issues;
•Termination or delay in project construction at our customers’ discretion due to financial uncertainties;
•Inability of, or delays by, our subcontractors to deliver equipment and services;
•Restrictions on our ability to obtain new business if our customer base is financially constrained;
•Inability to obtain bonding from our sureties due to tightening of credit markets; and
•Decrease in demand for civil construction resulting from corresponding decreases in federal, state and local budgets.

Each of the foregoing could cause project delays, force majeure events and project terminations, which could negatively impact our ability to recognize revenues and bill our customers for current costs. In addition, if our customers are unable to finance new projects as a result of their liquidity issues during and in the aftermath of the pandemic, our business outlook will be negatively impacted. A prolonged continuation of the COVID-19 pandemic, or a resurgence of the pandemic even if the current pandemic is significantly reduced, could also result in additional impacts to our business, financial condition, results of operations and prospects. The ultimate effects of the COVID-19 pandemic are unknown at this time. We are continuing to monitor developments but cannot predict at this time whether COVID-19 will have a material impact on our business, financial condition, liquidity or results of operations.

Our business may be affected by delays, which could increase our costs and reduce profitability.

Our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods and that may involve many parties. Delays on a particular project can arise from a number of events involving the customer, third parties and us, including delays in design and engineering; delays or difficulties in obtaining equipment and materials; schedule changes; failures to timely obtain permits or rights-of-way or to meet other regulatory requirements; delays due to epidemics and pandemics (including COVID-19); weather-related delays; and other governmental, market and political events, many of which are beyond our control. A significant amount of equipment used in our projects is sourced from China. The current COVID-19 outbreak could cause meaningful delays in owner and third party provided equipment being manufactured and shipped out of China. Excessive delays in connection with the COVID-19 outbreak could result in project delays and increased costs.

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

    Our experience modification rate, a measure of our history and safety record as compared to other businesses in our industry, was 0.58 and our total recordable incident rate was 0.61 in 2020, both of which were significantly below the industry averages of 1.0 and 2.8, respectively, reported by the U.S. Department of Labor and U.S. Bureau of Labor Statistics. While these standards are still below industry averages, we experienced a fatality at one of our work sites in 2018 and there is no guarantee, based on the hazards discussed above, that we can maintain these averages.

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

    We expect that the acquisitions will be an important part of our long-term growth strategy. Successful execution following the closing of an acquisition is essential to achieving the anticipated benefits of the transaction. We have made acquisitions to expand into new markets and our acquisition strategy depends on our ability to complete and integrate the acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. The process of integrating an acquired company’s business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business. The potential difficulties or risks of integrating an acquired company’s business include, among others:

•the effect of the acquisition on our financial and strategic positions and our reputation;

•risk that we fail to successfully implement our business plan for the combined business;

•risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies or economies of scale;

•risk that we are unable to complete development and/or integration of acquired technologies;

•risk that the market does not accept the integrated product portfolio;

•challenges in reconciling business practices or in integrating product development activities, logistics or information technology and other systems;

•challenges in reconciling accounting issues, especially if an acquired company utilizes accounting principles different from those we use;

•retention risk with respect to key customers, suppliers and employees and challenges in retaining, assimilating and training new employees;

•potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company, which could result in unexpected litigation, regulatory exposure, financial contingencies and known and unknown liabilities; and

•challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses and permits.

    Our acquisitions may also result in the expenditure of available cash and amortization of expenses any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose the value of our entire investments or incur additional unexpected liabilities. Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time. All of the foregoing risks may be magnified as the cost, size or complexity of an acquisition or acquired company increases, or where the acquired company’s products, market or business are materially different from ours, or where more than one integration is occurring simultaneously or within a short period of time.

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

The Consolidated Appropriations Act of 2016 (“CAA”) extended certain provisions of the Internal Revenue Code, which contains federal tax incentives applicable to the renewable energy industry, provided for the gradual elimination of certain of these incentives. Currently, the tax code provides that the production tax credit for wind projects (the ‘‘PTC’’) applies to qualifying projects for which the construction commencement date was prior to January 1, 2021. The PTC was reduced by 20% for 2018, has been reduced by 40% for 2019, and finally will be reduced by 60% for 2020, and by 40% for 2021. Similarly, a phase down rate of the investment tax credit (the ‘‘ITC’’), which is available in lieu of PTC, is available for wind projects: 30% ITC for projects commencing before 2017, 24% for projects commencing in 2017, 18% for projects commencing in 2018 and 12% for projects commencing in 2019, and 18% for projects commencing in 2020. Solar projects, however, will be eligible for an investment tax credit (the ‘‘Solar ITC’’) only. The Solar ITC is 30% for projects commencing prior to 2020 and will be reduced to 26% for projects commencing in 2020 and to 26% for projects commencing in 2021. After 2021, the Solar ITC will remain at 26% for projects that commence in 2022, but will be reduced to 22% for projects that commence in 2023. After 2023, the Solar ITC will permanently remain at 10% for projects that commence in 2024 and onwards.

In December 2020, there was a one year extension of the Production Tax Credit (“PTC”) at 60% for projects that begin construction on or before December 31, 2021 and a two year extension of 26% Solar Investment Tax Credit (“ITC”) to 2022 (22% credit extended through 2023).

    The PTC, ITC, and Solar ITC program provide material incentives to develop wind energy generation facilities and thereby impact the demand for our manufactured products and services. The increased demand for our products and services resulting from the credits and incentives may continue until such credits or incentives lapse. The failure of Congress to extend or renew these incentives beyond their current expiration dates could significantly delay the development of wind energy generation facilities and the demand for wind turbines, towers and related components. In addition, we cannot assure you that any subsequent extension or renewal of the PTC, ITC or Solar ITC program would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. It is possible that these federal incentives will not be extended beyond their current expiration dates. Any delay or failure to extend or renew the PTC, ITC or Solar ITC program in the future could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

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

    We derive a portion of our revenues from contracts with federal, state and local governments and their agencies and departments. These contracts are directly affected by changes in governmental spending and availability of adequate funding. Factors that could affect current and future governmental spending include:

•policy or spending changes implemented by current administrations, departments or other government agencies;

•governmental shutdowns, failure to pass budget appropriations, continuing funding resolutions or other budgetary decisions;

•changes, delays or cancellations of government programs or requirements;

•adoption of new laws or regulations that affect companies providing services;

•curtailment of the governments’ outsourcing of services to private contractors; or

•the level of political instability due to war, conflict, epidemics, pandemics or natural disasters.

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

    Any future restrictions or regulations that might be adopted could lead to operational delays, increased operating costs for our customers in the wind industry, reduced capital spending and/or delays or cancellations of future wind infrastructure projects, which could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

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

We recognize revenue from installation/construction fixed price contracts using the cost-to cost input method (formerly known as percentage-of-completion method) and variations of actual results from our assumptions may reduce our profitability.

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

    We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;

•expected timing and amount of the release of any tax valuation allowances;

•tax effects of stock-based compensation;

•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; and

•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

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

    We have a significant amount of debt and substantial debt service requirements. This level of debt could have significant consequences on our future operations, including:

•making it more difficult for us to meet our payment and other obligations;

•our failure to comply with the financial and other restrictive covenants contained in our debt agreements, which could trigger events of default that could result in all of our debt becoming immediately due and payable;

•reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these purposes;

•subjecting us to increased interest expense related to our indebtedness with variable interest rates, including borrowings under our credit facility;

•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

•placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;

•making cash dividends more expensive under our Series B Preferred Stock; and

•preventing us from paying dividends.

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

    The Third A&R Credit Agreement contains restrictions that, among other things prevents or restricts us from:

•engaging in certain transactions with affiliates;

•buying back shares or paying dividends in excess of specified amounts;

•making investments and acquisitions in excess of specified amounts;

•incurring additional indebtedness in excess of specified amounts;

•creating certain liens against our assets;

•prepaying subordinated indebtedness;

•engaging in certain mergers or combinations;

•failing to satisfy certain financial tests; and

•engaging in transactions that would result in a “change of control.”

    Additionally, the holders of our Series A Preferred Stock and Series B Preferred Stock have the right to consent to certain actions prior to us undertaking them, including, but not limited to:

•creating or authorizing any senior stock, parity stock and stock that votes together with the Series A Preferred Stock or Series B Preferred Stock, or capital stock of a subsidiary;

•reclassifications, alterations or amendments of any of our capital stock or of our subsidiaries that would render such capital stock senior or on parity to the Series A Preferred Stock or Series B Preferred Stock;

•entering into any agreement with respect to, or consummating, any merger, consolidation or similar transaction with any other person pursuant to which we or a subsidiary of ours would not be the surviving entity, if as a result of such transaction, any capital stock or equity or equity-linked securities of such person would rank senior to or pari passu with the Series A Preferred Stock or Series B Preferred Stock;

•entering certain agreements with respect to, or consummating, any merger, consolidation or similar transaction with any other person pursuant to which we or a subsidiary of ours would not be the surviving entity, if as a result of such transaction, any capital stock or equity or equity-linked securities of such person would rank senior to or on parity with such Series A Preferred Stock or Series B Preferred Stock;

•assuming, incurring or guarantying, or authorizing the creation, assumption, incurrence or guarantee of, any indebtedness for borrowed money (subject to certain exceptions);

•authorizing or consummating certain change of control events or liquidation events; or

•altering, amending, supplementing, restating, waiving or otherwise modifying the certificates governing the Series A Preferred Stock or Series B Preferred Stock or any other of our documents in a manner that would reasonably be expected to be materially adverse to the rights or obligations of the holders of Series A Preferred Stock or Series B Preferred Stock.

    The Series B Preferred Stock contains additional consent rights, including with respect to:

•increasing the size of the Board;

•conducting any business or entering into or conducting any transaction or series of transaction with, or for the benefit of, any affiliate, subject to limitations;

•entering into any transaction, contract, agreement or series of related transactions, contracts, or agreement with respect to the provision of services to customers exceeding certain amounts; or

•with respect to Saiia, subject to certain limitations: (i) entering into any agreement with respect to, or consummate any, merger, consolidation or similar transaction with Saiia or any of its subsidiaries, (ii) assuming, incurring or guaranteeing, or authorizing the creation, assumption, incurrence or guarantee of any indebtedness by, or for the benefit of Saiia or any of its subsidiaries, (iii) creating, incurring, assuming or suffering to exist any lien upon or with respect to any property or assets for the benefit of Saiia or any of its subsidiaries or security any obligations of Saiia or any of its subsidiaries above certain limits, (iv) consummating any sale, lease, transfer, issuance or other disposition, including by means of a merger, consolidation or similar transaction, of any shares of capital stock of a subsidiary or any other of our assets or of or any subsidiary to Saiia or any of its subsidiaries, or (v) subject to certain exceptions, making any advance, loan, extension of credit or capital contribution to, or purchase any capital stock, bonds, notes, debentures or other debt securities of Saiia or any of its subsidiaries.

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

Mohsin Meghji has significant ability to influence corporate decisions.

Mr. Meghji directly and indirectly through M III Sponsor I LLC (“M III Sponsor”) and other entities, beneficially owns 979,308 shares of Common Stock (representing approximately 4.3% of the issued and outstanding Common Stock as of March 8, 2021) and warrants exercisable for an additional 1,434,496 shares of Common Stock.

Pursuant to the terms of the Third Amended and Restated Investor Rights Agreement, dated as of January 23, 2020 (the "Third A&R Investor Rights Agreement"), M III Sponsor has consent rights over certain matters for so long as M III Sponsor and certain of their permitted transferees and affiliates, directly or indirectly, beneficially own at least fifty percent (50%) of the Common Stock beneficially owned by them as of the closing of our business combination, including entering into, waiving, amending or otherwise modifying the terms of certain transactions or agreements, and except as contemplated by the Third A&R Investor Rights Agreement, increasing or decreasing the size of our Board. Under the Third A&R Investor Rights Agreement, M III Sponsor also has ongoing rights to nominate one director, depending on the ownership interests of M III Sponsor.

Our Certificate of Incorporation also provides that M III Sponsor and its respective partners, principals, directors, officers, members, managers and/or employees, including any of the foregoing who serve as officers or directors of the post-combination company, do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as the post-combination company or any of its subsidiaries.

Accordingly, Mr. Meghji has the ability to influence corporate decisions, whether through a representative on our Board, voting shares of Common Stock (including those obtained upon exercise of warrants), or rights granted under agreements entered into with Mr. Meghji and M III Sponsor.

The interests of Mr. Meghji and M III Sponsor may not align with the interests of our other stockholders. M III Sponsor is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. M III Sponsor may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Ares and the Ares Parties may have the ability to influence certain corporate decisions through their ownership of Common Stock obtainable upon conversion of the Series A Preferred Stock, and the exercise of rights, including under the respective certificates of designation for the Series A Preferred Stock and Series B Preferred Stock.

Ares Special Situations Fund IV, L.P. (“ASSF IV”) and ASOF Holdings I, L.P. (“ASOF Holdings, and together with ASSF IV, the “Ares Parties”), each a fund affiliated with Ares Management LLC (“Ares”), on behalf of its affiliated funds, investment vehicles and/or managed accounts collectively own:

•17,482.50 shares of our Series A Preferred Stock (constituting all of the issued and outstanding Series A Preferred Stock);

•50,000 shares Series B-1 Preferred Stock (constituting all of the issued and outstanding Series B-1 Preferred Stock);
•50,000 shares of Series B-2 Preferred Stock (constituting all of the issued and outstanding Series B-2 Preferred Stock);
•99,123.87 shares of Series B-3 Preferred Stock (constituting 99.6% of the 99,473.87 issued and outstanding Series B-3 Preferred Stock); and
•Warrants to purchase 5,996,310 shares of Common Stock.

Ares has the right to appoint two directors to our Board pursuant to the terms of the certificate of designations for the Series B-1 Preferred Stock and Series B-2 Preferred Stock, but has agreed to only nominate one member so long as the terms of a waiver agreement are satisfied. On March 4, 2020, Ares designated a director to our Board. Ares has consent rights under the certificate of designations for the Series A Preferred Stock and Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock impose restrictions on us that may prevent us from engaging in transactions that might benefit us.

Accordingly, Ares and the Ares Parties have the ability to influence corporate decisions, whether through a representative on our Board, voting shares of Common Stock obtained upon conversion of the Series A Preferred Stock or exercise of warrants, or rights granted under the certificate of designations of the Series A Preferred Stock and Series B Preferred Stock, and other agreements entered into with such parties.

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

    We believe the cash generated from operations, along with our unused credit capacity of $67.2 million and available cash balances as of December 31, 2020, will be sufficient to fund any working capital needs for the next 12 months, but we cannot provide any assurance that these sources will be sufficient because there are many factors that could affect our liquidity, including some that are beyond our control. Factors that could cause our future liquidity to vary materially from expectations include, but are not limited to, weather events, bonding obligations, contract disputes with customers, loss of customers, spending patterns of customers, unforeseen costs and expenses and our ability to maintain compliance with the covenants and restrictions in our Third A&R Credit Agreement (or obtain waivers in the event of noncompliance). If we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take additional measures to conserve or enhance liquidity.

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

    Our quarterly operating results may fluctuate significantly because of several factors, including:

•weather events;

•labor availability and costs for hourly and management personnel;

•profitability of our products and services, especially in new markets and due to seasonal fluctuations;

•changes in interest rates;

•impairment of long-lived assets;

•macroeconomic conditions, both nationally and locally;

•negative publicity relating to products and services we offer;

•changes in consumer preferences and competitive conditions;

•expansion to new markets; and

•fluctuations in commodity prices.

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

    These provisions include:

•a staggered board of directors providing for three classes of directors, which limits the ability of a stockholder or group to gain control of our board of directors;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•a prohibition on stockholders calling a special meeting and the requirement that a special meeting of stockholders may only be called by (i) the chairman of our Board, (ii) our Chief Executive Officer, (iii) a majority of our Board, or (iv) directors designated by M III Sponsor subject to certain conditions set forth in the Third A&R Investor Rights Agreement; and

•the requirement that changes or amendments to certain provisions of our Certificate of Incorporation or Bylaws must be approved by holders of at least two-thirds of the Common Stock and, in some cases under our Bylaws, 80% of the Common Stock.

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

    Our stock price has exhibited substantial volatility in 2020. Our price may fluctuate in response to a number of events and factors, including, but not limited to:

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

    Price volatility over a given period or a low stock price may result in a number of negative outcomes, including, but not limited to:

•creating potential limitations on the ability to raise capital through the issuance of equity or equity linked securities;

•impacting the value of our equity compensation, which affects our ability to recruit and retain employees;

•decreasing the value of the contingent earn-out related to our merger agreement, held in large part by members of management, which could cause a decline in job satisfaction or lead to management turnover;

•difficulty complying with the listing standards of NASDAQ; and

•increasing the risk of regulatory proceedings and litigation, including class action securities litigation

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    Not Applicable.

ITEM 2. PROPERTIES

    Our corporate headquarters, located in Indianapolis, Indiana, is a leased facility approximating 27,000 square feet. We also lease a 56,000 square foot office and 26,000 square foot maintenance facility in Clinton, Indiana. As of December 31, 2020, our operations were conducted from approximately 15 locations within the U.S. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business.

We also own property and equipment that had a net book value of approximately $130.7 million as of December 31, 2020. This property and equipment includes trucks, tractors, trailers, forklifts, backhoes, sidebooms, bulldozers, excavators, trenchers, graders, loaders, scrapers, drilling machines, cranes, computers, computer software, office and building equipment, including furniture and fixtures and other equipment. Substantially all of our equipment is acquired from third-party vendors, upon none of which we depend, and we did not experience any difficulties in obtaining desired equipment in 2020.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 9. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

    Our Common Stock is listed on the NASDAQ stock market under the symbol IEA. As of February 9, 2021 there were 2,855 holders of record of our Common Stock. Our warrants are listed on the NASDAQ Capital Market under the symbol IEAW. As of February 9, 2021, there were 2,626 holders of record of our warrants.

Dividend Policy

    Our current credit facility and the certificate of designation for our Series B Preferred Stock includes certain limitations on the payment of cash dividends on our Common Stock. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Stock Performance

    The performance graph below compares the cumulative total return for our Common Stock with the cumulative total return (including reinvestment of dividends) of the Russell Broadbased Index Total Return (“Russell 3000”), and our peer group, which is composed of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., Construction Partners, Inc., Emcor Corporation, Granite Construction, Inc., Tetra Tech, Inc., Willdan Group, Inc., Dycom Industries, Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our Common Stock, as well as that of the Russell 3000 and our peer group, was $100 on March 31, 2018 and tracks it quarterly through December 31, 2020. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our Common Stock.

    The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6. SELECTED FINANCIAL DATA

    The information below is only a summary and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the accompanying notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report.

	For the Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenue(1)	$1,752,905	$1,459,763	$779,343	$454,949	$602,665
Cost of revenue	1,564,213	1,302,746	747,817	388,928	517,419
Gross profit	$188,692	$157,017	$31,526	$66,021	$85,246

Selling, general and administrative expenses	$113,266	$120,186	$72,262	$33,543	$30,705
Income (loss) from operations	75,426	36,831	(40,736)	32,478	54,541
Other (expense) income, net:	(62,118)	(27,959)	32,038	(2,090)	(303)

Net income (loss) from continuing operations	$728	$6,231	$4,244	$16,525	$64,451
Net income (loss) from discontinued operations	—	—	—	—	1,087
Net income (loss)	$728	$6,231	$4,244	$16,525	$65,538
Less: Convertible Preferred Stock dividends	(2,628)	(2,875)	(1,597)	—	—
Less: Contingent consideration fair value adjustment	—	(23,082)	(46,291)	—	—
Net income (loss) available for common stockholders	$(1,900)	$(19,726)	$(43,644)	$16,525	$65,538

Earnings Per Share Data:(2)
Net (loss) income from continuing operations per common share - basic	$(0.09)	$(0.97)	$(2.01)	$0.77	$2.99
Net income (loss) from discontinued operations per common share - basic	—	—	—	—	0.05
Net (loss) income per common share - basic	$(0.09)	$(0.97)	$(2.01)	$0.77	$3.04

Cash Flow Data:
Net cash provided by (used in) operating activities	$57,746	$79,812	$47,018	$(9,109)	$53,591
Net cash (used in) provided by investing activities	(3,113)	610	(169,834)	(3,508)	(3,000)
Net cash provided by (used in) financing activities	(37,850)	(4,474)	189,250	(4,113)	(29,617)

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$164,041	$147,259	$71,311	$4,877	$21,607
Total assets	729,140	824,921	639,228	126,703	147,716
Long-term debt	159,225	162,901	295,727	33,674	—
Debt Series B Preferred Stock	173,868	166,141	—	—	—
Total liabilities	801,818	916,541	735,441	136,722	134,841
Preferred stock	17,483	17,483	34,965	—	—
Total stockholders' (deficit) equity	(90,161)	(109,103)	(131,178)	(10,019)	12,875

(1) The Company completed two acquisitions in late 2018. For the years ended December 31, 2019 and 2018, the acquired businesses revenue was $582.3 million and $125.6 million respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements included as Item 8 in this Annual Report. This discussion and analysis includes forward-looking statements that are based on current expectations and are subject to uncertainties and unknown or changed circumstances. For further discussion, please see “Forward-Looking Statements” at the beginning of this Annual Report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risks inherent with our business as discussed in “Item 1A. Risk Factors.”

    Throughout this section, unless otherwise noted, “IEA,” the “Company,” “we,” “us” and “our” refer to Infrastructure and Energy Alternatives, Inc. and its consolidated subsidiaries. Certain amounts in this section may not foot due to rounding.

Overview

    We are a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States. We specialize in providing complete engineering, procurement and construction services throughout the United States for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. We have completed more than 240 wind and solar projects in 40 states and construct one of every five gigawatts put in to place throughout the U.S. in any given year. Although the Company has historically focused on the renewable industry, but has recently focused on further expansion into the solar market and with our recent acquisitions have expanded its construction capabilities and geographic footprint in the areas of environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities. We believe we have the ability to continue to expand these services because we are well-positioned to leverage our expertise and relationships in the wind energy business to provide complete infrastructure solutions in all areas.

    We have two reportable segments: the Renewables (“Renewables”) segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See Segment Results for a description of the reportable segments and their operations.

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

    We are actively monitoring the COVID-19 pandemic, including disease progression, federal, state and local government actions, the Center for Disease Control (“CDC”) and World Health Organization (“WHO”) responses, supplier and supply chain risks, and prevention and containment measures to maintain business operations. As the COVID-19 pandemic and the responses by federal, state and local governments continue to evolve, we continue to make adjustments to our practices and policies to protect the health of our employees and those we work with at our projects and office locations, while continuing to provide our essential construction services to our clients.

    We believe that the foregoing actions have significantly reduced the Company’s exposure to the effects of COVID-19, including our workforce’s exposure to infection from COVID-19. As of today, we have had a low incidence of infection in our workforce.

    The impact of COVID-19 on construction businesses such as ours is evolving rapidly and its future effects are uncertain.  The Company has received several notices of force majeure from project owners as a result of delivery delays due to COVID-19. We have experienced project interruptions and restrictions that have delayed project timelines from those originally planned, and we have experienced some temporary work stoppages. This has led to general inefficiencies from having to start and stop work, re-sequencing work, requiring on-site health screenings before entering a job site, and following proper social distancing practices. The Company incurred $3.0 million of specific expenses related to the COVID-19 pandemic and believe $5.0 to $8.0 million in estimated costs from production inefficiencies for the year ended December 31, 2020. We cannot predict if there will be further significant disruptions beyond our control, including quarantines and customer work stoppages, significant force majeure declarations by our suppliers or other equipment providers material to our projects.

We have also noticed an impact of COVID-19 in adding new projects to our backlog. Our bidding activity continues at very high levels, but the final approval process for some projects has been slowed due to COVID-19. Despite that, we were able to maintain a relatively consistent total backlog for 2020 compared to 2019.

We are still evaluating the effects that the vaccination and new strains of COVID-19 may have on the current construction business. Therefore, we are continuing to take actions to preserve our liquidity such as limiting our hiring and delaying spending on non-critical initiatives. At this point, we do not believe that COVID-19 is having a negative impact on our liquidity. We could see a change in this status if we experience future work stoppages at our projects which would prevent us from billing customers for new work performed. If the federal, state and local governments proceed with more restrictive measures, and our customers determine to stop work or terminate projects, these actions would negatively impact our business, results of operations, liquidity and prospects. In addition, the Company is unable to predict any changes in the market for bonding by our sureties.

Current Year Financial Highlights

Key financial results for the year ended December 31, 2020 include:

•Consolidated revenues increased 20.1% to $1.8 billion as compared to $1.5 billion for the year ended December 31, 2019, of which 65.2% was attributable to the Renewables segment and 34.8% was attributable to the Specialty Civil segment;

•Operating income increased 104.8%, or $38.6 million, to $75.4 million as compared to $36.8 million for the year ended December 31, 2019;

•Operating income as a percentage of revenue also increased significantly at December 31, 2020 to 4.3% compared to 2.5% for the year ended December 31, 2019;

•Net income decreased 88.3%, or $5.5 million, to $0.7 million as compared to $6.2 million for the year ended December 31, 2019. Included in the net income for December 31, 2019, was a $23.1 million contingency gain; and

•Diluted loss per share increased 90.7%, or $0.88, to $(0.09) as compared to $(0.97) for the year ended December 31, 2019.

2020 Trends and Future Opportunities

Renewables Segment

During 2020, results of the Renewables segment were impacted by the following significant operational trends:

•In late 2019, the Production Tax Credit (“PTC”) was extended for one year, which increased customer demand to complete construction on more projects for 2020. The extension provided a pull forward of the 2020 quarterly revenue timing.
•The locations of our construction projects in 2020 experienced more favorable weather conditions, which provided for less construction delays.
•Our consistent, safe and reliable performance with our customers on our wind projects have allowed us to further expand our services into the solar market.

We have maintained a heavy focus on construction of renewable power production capacity as renewable energy, particularly from wind and solar, has become widely accepted within the electric utility industry and has become a cost-effective solution for the creation of new generating capacity. We believe that this shift coupled with the below, will continue to drive opportunity in this segment over the long-term:

•The current administration has a goal of investing $2 trillion in modern, sustainable, and clean energy infrastructure,

•Renewable energy power generation has reached a level of scale and maturity that permits these technologies to now be cost-effective competitors to more traditional power generation technologies, including on an unsubsidized basis. The most significant changes have been related to increased turbine sizes and better battery storage methods.

•Over 40 states and the District of Colombia have adopted renewable portfolio standards for clean energy,

•In December 2020, there was a one year extension of the PTC at 60% for projects that begin construction prior to December 31, 2021 and a two year extension of 26% Solar Investment Tax Credit (“ITC”) to 2022 (22% credit extended through 2023).

As a result, wind and solar power are among the leading sources of new power generation capacity in the U.S., and the Company does not anticipate this trend to change in the near future as we are continuing to see growth through new awards in our backlog:

(in millions)
Segment	December 31, 2019	New Awards in 2020(1)	Revenue Recognized in 2020	Backlog at December 31, 2020(2)
Renewables	$1,582.5	$1,073.7	$1,142.8	$1,513.4

(1) New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

(2) Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 1. Business, Basis of Presentation and Significant Accounting Policies in Item 8. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).

Specialty Civil Segment

During 2020, our results of the Specialty Civil segment was impacted by the following significant operational trends:

•The COVID-19 pandemic impacted certain aspects of our projects in the rail and environmental remediation end markets:

◦negatively impacted the budgets of some of our customers which led to uncertainty and further delays on portions of our large rail jobs; and

◦increased the timing needed to obtain governmental approvals and environmental permitting that affected the start and bidding opportunities of certain environmental remediation and rail projects.

•Competition increased in a few of our end markets which led to lower margins on certain heavy civil construction projects reducing overall profitability.

•Despite the delays in project starts mentioned above we continued to see a strong bidding environment over the course of 2020 and had significant awarded projects related to:

◦The rail market started two sizeable projects that will continue with consistent revenue through 2024; and

◦The heavy civil construction market was consistent year over year for awarded projects.

We believe that our business relationships with customers in these sectors are excellent and the strong reputation that our acquired companies have built has provided us with the right foundation to continue to grow our revenue base. The drivers to further growing this segment our as follows:

•The FMI 2021 Overview Report published in the first quarter of 2021 projects that nonresidential construction put in place for the United States will be over $500 billion per year from 2021 to 2024.

•Fast Act extension and highway trust fund infusion of $13.6 billion for the highway and transit account.

•According to the American Coal Ash Association, coal combustion residuals “CCRs” or “coal ash” are produced by coal-fired power plants and represent one of the largest categories of industrial waste in the U.S., as 78.6 million tons of CCRs were produced in 2019. The Company anticipates this could be a $50.0 billion industry over the next ten years.

Additionally, there is significant overlap in labor, skills and equipment needs between our Renewables segment and our Specialty Civil segment, which we expect will continue to provide us with operating efficiencies as we continue to expand this sector. The Company continues to cross leverage these two segments and continues to see future growth through new awards in our backlog:

(in millions)
Segment	December 31, 2019	New Awards in 2020(1)	Revenue Recognized in 2020	Backlog at December 31, 2020(2)
Specialty Civil	$588.7	$577.5	$610.1	$556.1

(1) New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

(2) Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 1. Business, Basis of Presentation and Significant Accounting Policies in Item 8. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).

Backlog

    See Backlog on Item 1. Business.

Significant Factors Impacting Results

Our revenues, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Item 1A. Risk Factors and in Results of Operations and Forward Looking Statements, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.

Seasonality. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. Generally, revenues during the fourth quarter are lower than the third quarter but higher than the second quarter, as many projects are completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs.
Our revenue and results of operations for our Specialty Civil segment are also effected by seasonality but to a lesser extent as these projects are more geographically diverse and located in less severe weather areas. While the first and second quarter revenues are typically lower than the third and fourth quarter, the geographical diversity has allowed this segment to be less seasonal over the course of the year.

Weather and Natural Disasters. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events or natural disasters, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, pandemics and earthquakes. These conditions and events can negatively impact our financial results due to the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities.

Cyclical demand. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular, in connection with large construction and installation projects, can create fluctuations in revenue, which may adversely affect us in a given period. In addition, revenue from master service agreements, while generally predictable, can be subject to volatility. The financial condition of our customers and their access to capital, variations in project margins, regional, national and global economic, political and market conditions, regulatory or environmental influences, and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

Revenue mix. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Revenue derived from projects billed on a fixed-price basis totaled 97.7% for the year ended December 31, 2020. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 2.3% of consolidated revenue for the year ended December 31, 2020.

Size, scope and complexity of projects. Larger or more complex projects with design or construction complexities; more difficult terrain requirements; or longer distance requirements typically yield opportunities for higher margins as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. Furthermore, smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may more aggressively pursue available work. A greater percentage of smaller scale or less complex work also could negatively impact margins due to the inefficiency of transitioning between a larger number of smaller projects versus continuous production on fewer larger projects. Also, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger projects when they move forward.

Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions; project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, other political activity or legal challenges related to a project; and the performance of third parties.

Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease margins. Our customers are usually responsible for supplying the materials for their projects; however, under some contracts we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, including projects where we provide engineering, procurement and construction ("EPC") services, as our markup on materials is generally lower than our markup on labor costs. Furthermore, fluctuations in the price of materials we procure, including as a result of changes in U.S. or global trade relationships or other economic or political conditions, may impact our margins. In a given period, an increase in the percentage of work with higher materials procurement requirements may decrease our overall margins.

Results of Operations

A discussion of results of operations changes between the years ended December 31, 2019 and 2018 is included below if changes were deemed significant and all other changes were in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 12, 2020.

Comparison of Years Ended December 31, 2020 and 2019

    The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Year Ended December 31,				Change
(in thousands, except percentages)	2020		2019		$	%
Revenue	$1,752,905	100.0%	$1,459,763	100.0%	293,142	20.1
Cost of revenue	1,564,213	89.2%	1,302,746	89.2%	261,467	20.1
Gross profit	188,692	10.8%	157,017	10.8%	31,675	20.2
Selling, general and administrative expenses	113,266	6.5%	120,186	8.2%	(6,920)	(5.8)
Income from operations	75,426	4.3%	36,831	2.5%	38,595	104.8
Other income (expense), net:
Interest expense, net	(61,689)	(3.5)%	(51,260)	(3.5)%	(10,429)	20.3
Contingent consideration fair value adjustment	—	—%	23,082	1.6%	(23,082)	100.0
Other expense	(429)	—%	(4,043)	(0.3)%	3,614	(89.4)
Income before income taxes	13,308	0.8%	4,610	0.3%	8,698	188.7
(Provision) benefit for income taxes	(12,580)	(0.7)%	1,621	0.1%	(14,201)	(876.1)
Net income	$728	—%	$6,231	0.4%	(5,503)	(88.3)

See Segment Results, below, for a discussion of Revenue and Gross profit.

Revenue. Revenue increased by 20.1%, or $293.1 million, during the year ended December 31, 2020 as compared to 2019.

Gross profit. Gross profit increased by 20.2%, or $31.7 million, during the year ended December 31, 2020 as compared to 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 5.8%, or $6.9 million, during the year ended December 31, 2020 as compared to 2019. Selling, general and administrative expenses were 6.5% of revenue for the year ended December 31, 2020, compared to 8.2% for 2019. The decrease in selling, general and administrative expenses was primarily driven by cost decreases in 2020 compared to 2019 for:

•Acquisitions costs of $8.9 million were incurred in 2019 related to our purchase of CCS and William Charles,
•Staff related benefit costs decreased $2.7 million, and
•Business travel costs of $2.1 million decreased in 2020 due to Company mandate to adhere to state and national COVID-19 protocols.

The reductions above were partially offset by expense increases for:

•Outside service fees increased $4.6 million in 2020 due to an increase in legal fees and consulting fees related to equity transactions, and
•Information technology expenses increased $2.6 million in 2020 due to an increase of field employees and mobile field sites, as well as work from home setups for office employees.

Interest expense, net. Interest expense increased by 20.3%, or $10.4 million, during the year ended December 31, 2020 as compared to 2019. This increase was driven by an increase in Series B Preferred Stock dividends of $25.4 million partially offset by a reduction of interest expense related to the Company's credit facility of $14.0 million.

Contingent consideration fair value adjustment. The Merger agreement required the Company to issue additional shares of our Common Stock to the Seller if certain financial targets for 2019 were achieved. The financial targets were not achieved. Therefore, the Company recorded a fair value adjustment of $23.1 million at the end of 2019, to remove the remaining liability for the contingent consideration.
Other expense. Other expense decreased by 89.4%, or $3.6 million, during the year ended December 31, 2020 as compared to 2019, primarily related to the fair value adjustment on the anti-dilution warrants related to the potential issue of common stock for the conversion of the Series A Preferred shares.

(Provision) benefit for income taxes. Income tax expense increased by 876.1%, or $14.2 million, during the year ended December 31, 2020, compared to 2019. The effective tax rates for the years ended December 31, 2020 and 2019 were 94.5% and 35.2%, respectively. The higher effective tax rate in 2020 was primarily attributable to dividends on the Series B Preferred Stock, which are treated as interest expense but not deductible for taxes.

Segment Results

The Company operated our business as two reportable segments: the Renewables segment and the Specialty Civil segment. Each of our reportable segments is comprised of similar business units that specialize in services unique to the respective markets that each segment serves. The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses, were made based on segment revenue.

The following table sets forth segment revenues and gross profit for the years indicated, as well as the dollar and percentage change from the prior year:

	Year Ended December 31,
(in thousands)	2020		2019		Change
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	$	%
Renewables	$1,142,842	65.2%	$834,029	57.1%	308,813	37.0%
Specialty Civil	610,063	34.8%	625,734	42.9%	(15,671)	(2.5)%
Total revenue	$1,752,905	100.0%	$1,459,763	100.0%	$293,142	20.1%

	Years ended December 31,
(in thousands)	2020		2019		Change
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%
Renewables	$126,919	11.1%	$88,309	10.6%	38,610	43.7%
Specialty Civil	61,773	10.1%	68,708	11.0%	(6,935)	(10.1)%
Total gross profit	$188,692	10.8%	$157,017	10.8%	$31,675	20.2%

Renewables Segment Results

Revenue. Renewables revenue was $1,142.8 million for the year ended December 31, 2020 as compared to $834.0 million for 2019, an increase of 37.0%, or $308.8 million. The increase in revenue was primarily due to an increase in customer demand from the extension of the PTC credit, which increased the number of wind projects in construction during the year, coupled with further increased growth in the Solar market during 2020:

•The increased customer demand allowed the company to construct 28 projects of greater than $5.0 million of revenue in 2020 compared to only 23 projects during 2019,
•The average value of the 28 projects was $40.1 million in 2020 compared to $37.1 million related to the 23 projects during 2019, and
•Solar revenue increased $106.3 million for the year ended December 31, 2020 when compared to 2019.

Gross profit. Renewables gross profit was $126.9 million for the year ended December 31, 2020 as compared to $88.3 million for 2019, an increase of 43.7%, or $38.6 million. As a percentage of revenue, gross profit was 11.1% in 2020, as compared to 10.6% in 2019. The increase was primarily attributable to the following:

•Projects generated greater gross margins due to more favorable weather conditions which led to less project delays.
•The year ended December 31, 2019, also had lower gross margins related to completing construction on projects that were significantly impacted by weather in 2018.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $610.1 million for the year ended December 31, 2020 as compared to $625.7 million for 2019, a decrease of 2.5%, or $15.7 million. The decrease in revenue was primarily due to the delay of certain projects in the rail and environmental remediation end markets, offset by higher revenue from our construction project mix in the heavy civil market as compared to 2019:

•Rail and environmental remediation markets experienced a decrease in revenue primarily due to delay in project starts for utilities and railroads coupled with delays in obtaining environmental permit approvals,
•Offsetting the decrease in revenue was a slight increase in our heavy civil construction mix of projects.

Gross profit. Specialty Civil gross profit was $61.8 million for the year ended December 31, 2020 as compared to $68.7 million for 2019, a decrease of (10.1)%, or $6.9 million. As a percentage of revenue, gross profit was 10.1% in 2020, as compared to 11.0% in 2019. The decrease was primarily attributable to the mix of our projects in 2020 compared to 2019. In 2020, the Company had lower gross margin due to the mix of the projects as there were more heavy civil construction projects which typically generate lower gross margins then our rail and environmental remediation markets.

Liquidity and Capital Resources

    Liquidity is provided by available cash balances, cash generated from operations, availability under our credit facility and access to capital markets. We have a committed line of credit totaling $75.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe the cash generated from operations, along with our unused credit capacity of $67.2 million and available cash balances as of December 31, 2020, will be sufficient to fund any working capital needs for the next 12 months and beyond.

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

Sources and Uses of Cash

    Sources and uses of cash are summarized below for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$57,745	$79,812
Net cash provided by (used in) investing activities	(3,113)	610
Net cash (used in) financing activities	(37,850)	(4,474)

    Operating Activities. Net cash provided by operating activities for the year ended December 31, 2020 was $57.7 million as compared to $79.8 million for 2019. The $22.1 million decrease in operating cash flow for the year ended December 31, 2020 as compared to 2019 was attributable to the timing of receipts from customers and payments to vendors in the ordinary course of business. The decrease is primarily attributable to $183.6 million more cash collected for accounts receivable and contract assets, offset by $239.9 million more cash paid for accounts payable and contract liabilities.

    Investing Activities. Net cash used in investing activities for the year ended December 31, 2020 was $3.1 million as compared to net cash provided by investing activities of $0.6 million for 2019. The primary increase of net cash used in investing activities was mainly due to $9.7 million of purchases of property, plant and equipment in 2020 compared to $6.8 million spent in 2019.

    Financing Activities. Net cash used by financing activities for the year ended December 31, 2020 was $37.9 million as compared to $4.5 million for 2019. The $33.4 million decrease in cash for financing activities in 2020 compared to 2019 was primarily attributable to a reduction of proceeds from net debt and Series B Preferred Stock of $11.5 million for 2020 compared to $8.8 million in 2019, coupled with a reduction of proceeds from sale leaseback transactions of $24.3 million that occurred in 2019.

Capital Expenditures

    For the year ended December 31, 2020, we incurred $26.2 million in finance lease principal payments and an additional $9.7 million in cash purchases. We estimate that we will spend approximately two percent of revenue for capital expenditures in 2020. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

Debt

Third A&R Credit Agreement

On May 20, 2019, the Third A&R Credit Agreement (the “Third A&R Credit Agreement”) became effective. The Third A&R Credit Agreement bifurcated the remaining principal amount of the initial term loan facility of $300.0 million (the “Initial Term Loan”). The Third A&R Credit Agreements leaves in place the revolving credit facility of $50.0 million (the “Initial Revolving Facility”), which provides for swing line loans of up to $20.0 million (“Swing Line Loans”) and standby and commercial letters of credit. Obligations under the Third A&R Credit Agreement are guaranteed by all of the present and future assets, and those of Intermediate Holdings (as defined therein) and the Subsidiary Guarantors (as defined therein), subject to customary carve-outs.

Interest on the term loan tranche accrues at a per annum rate of, at the Company's option, (x) LIBOR plus a margin of 8.25% or (y) an alternate base rate plus a margin of 7.25%; provided, however, that upon achieving a First Lien Net Leverage Ratio (as defined below) of no greater than 2.67:1.00, the margin shall permanently step down to (y) for LIBOR loans, 6.75% and (x) for alternative base rate loans, 5.75%. Interest on Initial Revolving Facility borrowings and Swing Line Loans accrues at a rate of, at the Company's option, (x) LIBOR plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. Default interest will accrue on the obligations at the otherwise applicable rate plus 3%.

The Initial Revolving Facility is required to be repaid and terminated on September 25, 2023. Borrowings under the Initial Revolving Facility may be paid and reborrowed. The Initial Term Loan matures on September 25, 2024. Borrowings under the Initial Term Loan are required to be repaid on the last business day of each March, June, September and December, continuing with the first fiscal quarter following the effective date of the Third A&R Credit Agreement, in an amount equal to 2.5% of the initial balance of the Initial Term Loan and may not be reborrowed.

Beginning with 2020, an additional annual payment of a percentage of Excess Cash Flow (as defined in the Third A&R Credit Agreement) over the prior year is required on the Initial Term Loan depending upon the First Lien Net Leverage Ratio as of the last day of such year. The First Lien Net Leverage Ratio is defined as the ratio of: (A) the excess of (i) consolidated total debt that, as of such date, is secured by a lien on any of our asset or property or of any restricted subsidiary that is not expressly subordinated to the lien securing the obligations under the Third A&R Credit Agreement, over (ii) certain net cash as of such date not to exceed $50,000,000, to (B) consolidated EBITDA, calculated on a pro forma basis for the most recently completed measurement period. The required payment percentage of Excess Cash Flow depending upon the First Lien Net Leverage Ratio will be as follows:

Required Payment Amount	Ratio
100% of Excess Cash Flow	Greater than 5.00 : 1.00
75% of Excess Cash Flow	Less than or equal to 5.00 : 1.00 but greater than 1.76 : 1.00
50% of Excess Cash Flow	Less than or equal to 1.76 : 1.00 but greater than 1.26 : 1.00
25% of Excess Cash Flow	Less than or equal to 1.26 : 1.00 but greater than 0.76 : 1.00
0% of Excess Cash Flow	Less than or equal to 0.76 : 1.00

Under the Third A&R Credit Agreement, the Company is required to not permit the First Lien Net Leverage Ratio, as of the last day of any consecutive four fiscal quarter period to be greater than:

Measurement Period	Ratio
From and after fiscal quarter ending March 31, 2019 through December 31, 2019	4.75 : 1.00
From and after fiscal quarter ending March 31, 2020 through December 31, 2020	3.50 : 1.00
From and after fiscal quarter ending March 31, 2021 through December 31, 2021	2.75 : 1.00
From and after the fiscal quarter ending March 31, 2022	2.25 : 1.00
Amendment to Third A&R Credit Agreement

On October 30, 2020, the Company entered into a First Amendment to its Third A&R Credit Agreement (the “Amendment”). The Amendment provides for, among other things, an increase in the revolving credit commitments to $75.0 million.

In addition, the Amendment provides that after October 30, 2020 and until delivery of the financial statements for the fiscal quarter ended December 31, 2020, the percentage per annum interest rate for revolving loans and swing line loans is, at the Company’s option, (x) LIBOR plus a margin of 2.75% or (y) the applicable base rate plus a margin of 1.75%. Thereafter, for any day, the applicable percentage per annum interest rate for revolving loans and swing line loans is LIBOR or the base rate plus a margin depending upon the Company’s first lien net leverage ratio as of the last day of the most recently ended consecutive four fiscal quarter period, as set forth below:

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

We were in compliance with the provisions and covenants contained in our outstanding debt instruments as of December 31, 2020.

Series A Preferred Stock

As of December 31, 2020, we had 17,483 shares of Series A Preferred Stock with a stated value of $1,000 per share plus accumulated dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted and only as, if and when declared by our Board, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

    The Company did not pay any dividends in cash for any quarter in 2020, on the Series A Preferred Stock and therefore dividends accrued on the stated value and increased the stated value on and effective as of the applicable dividend date without any further action by the Board at 12% per annum.

    So long as any shares of Series B Preferred Stock of the Company are currently outstanding or from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by 2% per annum.

    As of December 31, 2020, the Company has accrued a cumulative of $4.4 million in dividends to holders of Series A Preferred Stock as a reduction to additional paid-in capital.

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

As of December 31, 2020, we had 199,474 shares of Series B Preferred Stock outstanding, with each share having an initial stated value of $1,000 plus accumulated but unpaid dividends. Our Common Stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid on the Series B Preferred Stock only as, if and when declared by our Board.

The Series B Preferred Stock requires quarterly dividend payments calculated at a 12% annual rate on all outstanding Series B Preferred Stock when the Company’s First Lien Net Leverage Ratio (as defined in the Third A&R Credit Agreement) is less than or equal to 1.50:1.0 and a 13.5% rate if the ratio if greater. The Series B Preferred Stock agreements allow the Company to accrue, but not pay, the dividends at a 15.0% annual rate. Accrued dividends increase the amount of Series B Preferred Stock. Accrued dividends were $18.3 million at December 31, 2020. Prior to June 30, 2020, the Company accrued its Series B Preferred Stock payments; the June 30, September 30, and December 31, 2020 payments were made in cash. Dividend payments are not deductible in calculating the Company’s federal and state income taxes.

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

The new NOL carryforward and interest expense deduction rules are favorable for the Company and will help defer future cash tax liabilities. The Company has filed an election to refund $0.5 million AMT credit in April 2020 that was received in the third quarter.

The Company has also made use of the payroll deferral provision to defer the 6.2% social security tax, which is approximately $13.6 million through December 31, 2020. This amount is required to be paid at 50% on each of December 31, 2021 and December 31, 2022.

Contractual Obligations

    The following table sets forth our contractual obligations and commitments for the periods indicated as of December 31, 2020:

	Payments due by period
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Debt (principal)(1)	$178,927	$2,506	$16,938	$29,986	$129,368	$129	$—
Debt (interest)(2)	41,248	12,365	12,109	10,361	6,409	4	—
Debt - Series B Preferred Stock(3)	199,474	—	—	—	—	199,474	—
Dividends - Series B Preferred Stock(4)	125,853	26,113	26,113	26,113	26,113	21,401
Finance leases(5)	60,806	27,391	22,161	6,946	2,847	1,461	—
Operating leases(6)	51,666	11,162	9,372	7,022	3,461	1,751	18,898
Total	$657,974	$79,537	$86,693	$80,428	$168,198	$224,220	$18,898
(1)Represents the contractual principal payment due dates on our outstanding debt.
(2)Includes variable rate interest using December 31, 2020 rates.
(3)Represents the mandatorily redeemable debt - Series B Preferred with expected redemption date of February 15, 2025.
(4)Future declared dividends have been included at 12% but payment determination will be evaluated each quarter resulting in differing accumulated dividend rates.
(5)We have obligations, including associated interest, recognized under various finance leases for equipment totaling $60.8 million at December 31, 2020. Net amounts recognized within property, plant and equipment, net in the condensed consolidated balance sheet under these financed lease agreements at December 31, 2020 totaled $72.9 million.
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

Letters of Credit and Surety Bonds

    In the ordinary course of business, we may be required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, we would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2020 and 2019, we were contingently liable under letters of credit issued under our respective revolving lines of credit in the amount of $7.8 million and $21.0 million, respectively, related to projects. In addition, as of December 31, 2020 and 2019, we had outstanding surety bonds on projects of $2.8 billion and $2.4 billion. We anticipate that our current bonding capacity will be sufficient for the next twelve months based on current backlog and available capacity.

See Note 9. Commitments and Contingencies to our consolidated financial statements for further discussion pertaining to certain of our off-balance sheet arrangements.

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

    Remaining performance obligations represent the amount of unearned transaction prices for fixed price contracts and open purchase orders for which work is wholly or partially unperformed. As of December 31, 2020, the amount of the Company’s remaining performance obligations was $1,328.0 million. The Company expects to recognize approximately 83.1% of its remaining performance obligations as revenue in 2020, with the remainder recognized primarily in 2021. Revenue recognized from performance obligations satisfied in previous periods was $(10.0) million and $11.3 million for the years ended December 31, 2020 and 2019, respectively.
Variable Consideration
    Transaction pricing for the Company’s contracts may include variable consideration, such as unapproved change orders, claims, incentives and liquidated damages. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based on past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer, legal evaluations and all other relevant information that is reasonably available. The effect of a change in variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders, claims and liquidated damages reflected in transaction price are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

    As of December 31, 2020 and 2019 , the Company included approximately $52.6 million and $73.3 million, respectively, on unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.

Goodwill

    We have goodwill that has been recorded in connection with our businesses. For the year ended December 31, 2020, management performed a qualitative assessment for its Renewable Segment goodwill by examining relevant events and circumstances that could have an effect on its fair value, such as macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. Based on evaluation of these qualitative assessments, it was determined that there was no goodwill impairment for these years.

In our Specialty Civil segment, we valued these reporting units using a weighted combination of the income and market approaches. The critical assumptions that factored into the valuations are the projected future revenues and profitability of the reporting units, their long-term growth rates, the discount rate used to present value the future cash flows and the valuation multiples derived from a set of guideline public companies. The test determined that goodwill was not impaired since the estimated fair value of each reporting unit exceeded its net book value. There can be no assurance that a future goodwill impairment doesn't exist if future events are less favorable than what we assumed or estimated in our impairment analysis.

Impairment of Property, Plant and Equipment and Intangibles

    We review long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that market participants would use in their estimates of fair value. There were no impairments of property, plant and equipment or intangible assets recognized during the years ended December 31, 2020, 2019 and 2018.

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

Quarterly Financial Information (Unaudited)

    Summarized quarterly results of operations for the year ended December 31, 2020 were as follows:

($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$358,163	$480,604	$522,232	$391,906
Gross profit	33,041	54,241	58,889	42,521
(Loss) income from operations	3,557	26,167	29,233	16,469
Net (loss) income	(12,743)	3,597	11,266	(1,392)
Less: Convertible preferred share dividends	(766)	(606)	(619)	(637)
Less: Net income allocated to participating securities	—	(802)	(2,854)	—
Net income (loss) available to common stockholders	$(13,509)	$2,189	$7,793	$(2,029)

Net (loss) income per common share - basic	$(0.66)	$0.11	$0.37	$(0.10)
Net (loss) income per common share - diluted	$(0.66)	$0.09	$0.32	$(0.10)

Weighted average common shares outstanding - basic	20,522,216	20,751,673	20,968,271	20,992,062
Weighted average common shares outstanding - diluted	20,522,216	39,978,382	35,336,064	20,992,062

    Summarized quarterly results of operations for the year ended December 31, 2019 were as follows:

($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$189,781	$327,961	$422,022	$519,999
Gross profit	5,744	31,422	52,870	66,981
(Loss) Income from operations	(22,010)	5,544	21,557	31,740
Net (loss) income	(23,639)	6,208	12,609	11,053
Less: Convertible preferred share dividends	(525)	(918)	(759)	(673)
Less: Contingent consideration fair value adjustment	—	(18,835)	(4,247)	—
Net income (loss) available to common stockholders	$(24,164)	$(13,545)	$7,603	$10,380

Net income per common share - basic	$(1.09)	$(0.61)	$0.37	$0.51
Net income per common share - diluted	(1.09)	(0.61)	0.24	0.31

Weighted average common shares outstanding - basic	22,188,757	22,252,489	20,446,811	20,446,811
Weighted average common shares outstanding - diluted	22,188,757	22,252,489	35,419,432	35,711,512

Certain transactions affecting comparisons of the Company's quarterly results, which may not represent the amounts recognized for the full year for such transactions, include the following:

•Beginning in the third quarter of 2019, there is an adjustment to shares outstanding for removal of 1.8 million unvested shares. The number of outstanding shares of Common Stock for voting purposes remains at 22.3 million shares, as the aforementioned 1.8 million shares are entitled to vote those shares during the vesting period. See Note 10. Earnings (Loss) Per Share in the notes to the audited consolidated financial statements included in Item 8.

•Typically, our revenue in our Renewables segment is lowest in the first quarter of the year because cold, snowy or wet conditions experienced in the northern climates are not conducive to efficient or safe construction practices. Revenue in the second quarter is typically higher than in the first quarter, as some projects begin, but continued cold and wet weather and effects from thawing ground conditions can often impact second quarter productivity. The third and fourth quarters are typically the most productive quarters of the year as a greater number of projects are underway and weather is normally more accommodating to construction projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenue. Nevertheless, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. Any quarter may be positively or negatively affected by adverse or unusual weather patterns, including from excessive rainfall, warm winter weather or natural catastrophes such as hurricanes or other severe weather, making it difficult to predict quarterly revenue and margin variations. The Company started construction on 2020 renewable projects in late 2019 due to the desire of our customers to finish these projects before September 30, 2020. This shift in demand impacted 2020 quarterly revenues, which shifted revenue from the fourth quarter into the second and third quarter of 2020.

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

Interest Rate Risk

    Borrowings under our new credit facility are at variable rates of interest and expose us to interest rate risk. As of December 31, 2019, we had not entered into any derivative financial instruments to manage this interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Our outstanding principal on debt as of December 31, 2020 was $178.9 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $1.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Infrastructure and Energy Alternatives, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Infrastructure and Energy Alternatives, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition in fiscal year 2019, due to the adoption of Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606), under the modified retrospective method. Additionally, the Company changed its method of accounting for leases in fiscal year 2019, due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), under the modified retrospective method.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition for Unapproved Change Orders—Refer to Note 1 to the financial statements

Critical Audit Matter Description

Revenue from construction contracts is recognized over time using the cost-to-cost measure of progress. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions, and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts, and profit recognition.

Transaction pricing for the Company’s contracts may include variable consideration, including items such as change orders. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer, legal evaluations, and all other relevant information that is reasonably available.

To the extent unapproved change orders are not resolved in the Company’s favor, there could be reductions in, or reversals of, previously recognized revenue. As of December 31, 2020, the Company included approximately $52.6 million of unapproved change orders in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration, and other proceedings.

We identified revenue recognized related to unapproved change orders as a critical audit matter because of the judgments necessary for management to determine the variable consideration related to unapproved change orders and the extent of audit effort and degree of auditor judgment when performing procedures to audit management’s estimates of revenue related to unapproved change orders.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of variable consideration related to unapproved change orders used in the transaction price to recognize revenue on construction contracts included the following, among others:

•We tested the effectiveness of controls over the Company’s unapproved change orders and estimates of variable consideration.

•We tested the mathematical accuracy of management’s calculation of revenue recognized from unapproved change orders.

•We compared historical estimates of variable consideration to actual results to evaluate management’s estimates.

•For a selection of contracts identified with significant unapproved change orders, we performed the following:

–Evaluated the Company’s variable consideration against the contract provisions.

–Evaluated details of the underlying costs included in the unapproved change orders.

–Obtained available correspondence with customers.

–Performed inquiries with project managers and executive management, including those independent of accounting.

–Obtained a legal evaluation of the contractual provisions from internal counsel.

Goodwill for CCS Reporting Unit—Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

Goodwill represents the excess purchase price paid over the fair value of acquired intangible and tangible assets. Goodwill is assessed annually for impairment on October 1st and tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The goodwill recorded in the Specialty Civil segment is a result of two business acquisitions in 2018. The Company estimated the fair value of the Consolidated Construction Solutions I LLC (CCS) reporting unit using a combination of income and market approaches weighted equally. It was determined that goodwill was not impaired as of the measurement date for 2020, since the estimated value fair value of the reporting unit exceeded its net book value by 18.3 percent.

Assumptions that factor into the valuation of goodwill for the CCS reporting unit are projected future cash flows, estimated using projected revenues and profitability of the reporting unit, selected long-term growth rates, as well as the discount rate. The determination and extent of audit procedures related to these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions used by management within the discounted cash flow model for CCS included the following, among others:
•We evaluated management’s ability to accurately forecast projected revenues and profitability by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s estimates of projected revenues and profitability by comparing the projections to:

–Historical revenues and profitability.
–Backlog information for awarded projects.
–Publicly available information about the industry.
–Evidence obtained in other areas of the audit.

•With the assistance of fair value specialists, we evaluated the reasonableness of the Company’s calculation of fair value by:

–Assessing the appropriateness of the valuation methodology used to determine the company-specific risk premiums in calculating the discount rate.

–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

–Evaluating the reasonableness of the long-term growth rates through comparison to industry reports and peer companies.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 8, 2021

We have served as the Company’s auditor since 2018.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Balance Sheets
($ in thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$164,041	$147,259
Accounts receivable, net	163,793	203,645
Contract assets	145,183	179,303
Prepaid expenses and other current assets	19,352	16,855
Total current assets	492,369	547,062

Property, plant and equipment, net	130,746	140,488
Operating lease asset	36,461	43,431
Intangible assets, net	25,434	37,272
Goodwill	37,373	37,373
Company-owned life insurance	4,250	4,752
Deferred income taxes	2,069	12,992
Other assets	438	1,551
Total assets	$729,140	$824,921

Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$104,960	$177,783
Accrued liabilities	129,594	158,103
Contract liabilities	118,235	115,634
Current portion of finance lease obligations	25,423	23,183
Current portion of operating lease obligations	8,835	9,628
Current portion of long-term debt	2,506	1,946
Total current liabilities	389,553	486,277

Finance lease obligations, less current portion	32,146	41,055
Operating lease obligations, less current portion	29,154	34,572
Long-term debt, less current portion	159,225	162,901
Debt - Series B Preferred Stock	173,868	166,141
Series B Preferred Stock - warrant obligations	9,200	17,591
Deferred compensation	8,672	8,004
Total liabilities	801,818	916,541

Commitments and contingencies:

Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; 17,483 and 17,483 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	17,483	17,483

Stockholders' equity (deficit):
Common stock, $0.0001 par value per share; 150,000,000 and 100,000,000 shares authorized; 21,008,745 and 20,460,533 shares issued and 21,008,745 and 20,446,811 outstanding at December 31, 2020 and December 31, 2019, respectively	2	2
Treasury stock, 13,722 shares at cost at December 31, 2019	—	(76)
Additional paid-in capital	35,305	17,167
Accumulated deficit	(125,468)	(126,196)
Total stockholders' deficit	(90,161)	(109,103)
Total liabilities, preferred stock and stockholders' deficit	$729,140	$824,921

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Operations
($ in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,752,905	$1,459,763	$779,343
Cost of revenue	1,564,213	1,302,746	747,817
Gross profit	188,692	157,017	31,526

Selling, general and administrative expenses	113,266	120,186	72,262
Income (loss) from operations	75,426	36,831	(40,736)

Other income (expense), net:
Interest expense, net	(61,689)	(51,260)	(12,080)
Contingent consideration fair value adjustment	—	23,082	46,291
Other expense	(429)	(4,043)	(2,173)
Income (loss) before (provision) benefit for income taxes	13,308	4,610	(8,698)

(Provision) benefit for income taxes	(12,580)	1,621	12,942

Net income	$728	$6,231	$4,244
Less: Convertible Preferred Stock dividends	(2,628)	(2,875)	(1,597)
Less: Contingent consideration fair value adjustment	—	(23,082)	(46,291)
Net income (loss) available for common stockholders	$(1,900)	$(19,726)	$(43,644)

Net (loss) income per common share - basic and diluted	$(0.09)	$(0.97)	$(2.01)
Weighted average common shares outstanding - basic and diluted	20,809,493	20,431,096	21,665,965

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total Equity (Deficit)
	Shares	Par Value			Shares	Par Value
Balance, January 1, 2018	21,578	2	—	(10,021)	—	—	—	(10,019)
Net income	—	—	—	4,244	—	—	—	4,244
Equity plan compensation	—	—	1,072	—	—	—	—	1,072
Issuance of common stock	577	—	5,276	—	—	—	—	5,276
Issuance of preferred stock	—	—	—	(34,965)	—	—	—	(34,965)
Contingent consideration	—	—	—	(69,373)	—	—	—	(69,373)
Merger recapitalization transaction	—	—	—	(25,816)	—	—	—	(25,816)
Preferred dividends	—	—	(1,597)	—	—	—	—	(1,597)
Balance, December 31, 2018	22,155	$2	$4,751	$(135,931)	—	$—	$—	$(131,178)
Net income	—	—	—	6,231	—	—	—	$6,231
Removal of Earnout Shares (See Note 10)	(1,805)	—	—	—	—	—	—	$—
Share-based compensation	—	—	4,016	—	—	—	—	$4,016
Equity plan compensation	111	—	235	—	(14)	(76)	—	$159
Rights offering deemed dividend (See Note 7)	—	—	(1,383)	—	—	—		$(1,383)
Series B Preferred Stock - Warrants at close	—	—	12,423	—	—	—	—	$12,423
Merger recapitalization transaction	—	—	—	2,754	—	—	—	$2,754
Cumulative effect from adoption of new accounting standard, net of tax	—	—	—	750	—	—	—	$750
Preferred dividends	—	—	(2,875)	—	—	—	—	$(2,875)
Balance, December 31, 2019	20,461	$2	$17,167	$(126,196)	(14)	$(76)	$—	$(109,103)
Net income	—	—	—	728	—	—	—	$728
Share-based compensation	—	—	4,409	—	—	—	—	$4,409
Equity plan compensation	725	—	1,121	—	(167)	(319)	—	$802
Founder shares exercised	2	—	—	—	—	—	—	$—
Retirement of treasury shares	(181)	—	(395)	—	181	395	—	$—
Exercise of public warrants	2	—	—	—	—	—		$—
Series B Preferred Stock - Warrants at close	—	—	15,631	—	—	—	—	$15,631
Preferred dividends	—	—	(2,628)	—	—	—	—	$(2,628)
Balance, December 31, 2020	21,009	$2	$35,305	$(125,468)	—	$—	$—	$(90,161)

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$728	$6,231	$4,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,682	48,220	16,699
Contingent consideration fair value adjustment	—	(23,082)	(46,291)
Warrant liability fair value adjustment	828	2,262	—
Amortization of debt discounts and issuance costs	12,871	5,435	1,321
Loss on extinguishment of debt	—	—	1,836
Share-based compensation expense	4,409	4,016	1,072
Deferred compensation	668	1,847	(482)
Allowance for doubtful accounts	(75)	33	(174)
Accrued dividends on Series B Preferred Stock	7,959	10,389	—
Deferred income taxes	11,136	(1,563)	(12,017)
Other, net	1,564	1,623	1,034
Changes in operating assets and liabilities:
Accounts receivable	39,927	(42,312)	(36,430)
Contract assets	34,120	(67,222)	(2,901)
Prepaid expenses and other assets	(2,501)	(4,222)	(2,123)
Accounts payable and accrued liabilities	(104,172)	84,689	95,398
Contract liabilities	2,601	53,468	25,832
Net cash provided by operating activities	57,745	79,812	47,018
Cash flows from investing activities:
Company-owned life insurance	502	(898)	396
Purchases of property, plant and equipment	(9,684)	(6,764)	(4,230)
Proceeds from sale of property, plant and equipment	6,069	8,272	690
Acquisition of businesses, net of cash acquired	—	—	(166,690)
Net cash (used in) provided by investing activities	(3,113)	610	(169,834)
Cash flows from financing activities:
Proceeds from long-term debt and line of credit - short-term	72,000	50,400	497,272
Payments on long-term debt	(83,921)	(217,034)	(155,359)
Payments on line of credit - short-term	—	—	(38,447)
Extinguishment of debt	—	—	(53,549)
Debt financing fees	(896)	(22,246)	(26,641)
Payments on finance lease obligations	(26,184)	(22,850)	(7,138)
Sale-leaseback transaction	—	24,343	—
Preferred dividends	—	—	(1,072)
Proceeds from issuance of stock - Series B Preferred Stock	350	180,000	—
Proceeds from stock-based awards, net	801	159	—
Merger recapitalization transaction	—	2,754	(25,816)
Net cash (used in) provided by financing activities	(37,850)	(4,474)	189,250
Net change in cash and cash equivalents	16,782	75,948	66,434
Cash and cash equivalents, beginning of the period	147,259	71,311	4,877
Cash and cash equivalents, end of the period	$164,041	$147,259	$71,311

See accompanying notes to consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Cash Flows
($ in thousands)
(Continued)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures:
Cash paid for interest	$41,076	$35,950	$10,817
Cash paid (refund) for income taxes	(1,001)	(173)	(962)
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	$19,172	$2,018	$48,951
Acquisition of assets/liabilities through operating lease	6,491	28,498	—
Acquisition of equipment through note payable	1,343	1,937	—
Series A Preferred Stock exchange for Series B Preferred Stock	—	19,124	—
Merger-related contingent consideration	—	—	69,373
Issuance of common stock	—	—	95,558
Issuance of preferred stock	—	—	34,965
Preferred dividends declared	2,628	2,875	525

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

    The Company specializes in providing complete engineering, procurement and construction (“EPC”) services throughout the United States (“U.S.”) for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. Although the Company has historically focused on the wind industry, but has recently focused on further expansion into the solar market and with our 2018 acquisitions expanded its construction capabilities and geographic footprint in the areas of renewables, environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities.
Reportable Segments

    The Company has two reportable segments: the Renewables (“Renewables”) segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See Note 14. Segments for a description of the reportable segments and their operations. Operations prior to the Merger are the historical operations of IEA Services as discussed in Note 2. Merger and Acquisitions.

Acquisitions

    On March 26, 2018 (the “Closing Date”), the Company completed a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated November 3, 2017 (as amended, the “Merger Agreement”), by and among M III, IEA Energy Services, LLC (“IEA Services”), a Delaware limited liability company, Infrastructure and Energy Alternatives, LLC (the “Seller”), a Delaware limited liability company and the parent of IEA Services immediately prior to such time, and the other parties thereto, which provided for, among other things, the merger of IEA Services with and into a wholly-owned subsidiary of M III. Following the Merger, M III Acquisition Corporation changed its name to Infrastructure and Energy Alternatives, Inc. See Note 2. Merger and Acquisitions for more information about the Merger.
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
Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Infrastructure and Energy Alternatives, Inc. and its wholly-owned direct and indirect domestic and foreign subsidiaries: IEA Intermediate Holdco, LLC (“Holdings”), IEA Services, IEA Management Services, Inc., IEA Constructors, LLC (f/k/a IEA Renewable, Inc.), White Construction, LLC (“White”), Bianci Electrical, LLC (f/k/a White Electrical Constructors, Inc.), IEA Equipment Management, Inc., White’s wholly-owned subsidiary H.B. White Canada Corp. (“H.B. White”), and CCS and William Charles from their dates of acquisition. All intercompany accounts and transactions are eliminated in consolidation.

Basis of Accounting and Use of Estimates

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Key estimates include: the recognition of revenue and profit or loss from construction projects; fair value estimates related to warrant liabilities; valuations of goodwill and intangible assets; asset lives used in computing depreciation and amortization; accrued self-insured claims; other reserves and accruals; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations, actual results could differ materially from those estimates.

Cash and Cash Equivalents

    The Company considers all unrestricted, highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company maintains cash balances in various United States (“US”)-backed banks, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

    The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year.

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

    Activity in the allowance for doubtful accounts for the periods indicated was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Allowance for doubtful accounts at beginning of period	$75	$42	$216
Plus: provision for (reduction in) allowance	(75)	33	(174)
Less: write-offs, net of recoveries	—	—	—
Allowance for doubtful accounts at period-end	$—	$75	$42

Revenue Recognition

    The Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is also referred to as Accounting Standards Codification (“ASC”) Topic 606, under the modified retrospective transition approach effective January 1, 2019, with application to all existing contracts that were not substantially completed as of January 1, 2019. The impacts of adoption on the Company’s retained earnings on January 1, 2019 was primarily related to variable consideration on unapproved change orders. The cumulative impact of adopting Topic 606 required net adjustments of $750,000 to the statement of operations among revenue, cost of revenue and income taxes, thereby reducing income for the year ended December 31, 2019 and reducing the December 31, 2019 accumulated deficit. The Company also adjusted the December 31, 2019, statement of cash flows to reflect the impact of adoption.
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
    Revenue derived from projects billed on a fixed-price basis totaled 97.7%, 94.8% and 96.2% of consolidated revenue from continuing operations for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 2.3%, 5.2% and 3.8% of consolidated revenue from continuing operations for the years ended December 31, 2020, 2019 and 2018, respectively.

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
    Remaining performance obligations represent the amount of unearned transaction prices for fixed price contracts and open purchase orders for which work is wholly or partially unperformed. As of December 31, 2020, the amount of the Company’s remaining performance obligations was $1,328.0 million. The Company expects to recognize approximately 83.1% of its remaining performance obligations as revenue in 2021, with the remainder recognized primarily in 2022. Revenue recognized from performance obligations satisfied in previous periods was $(10.0) million and $11.3 million for the years ended December 31, 2020 and 2019, respectively.
Variable Consideration
    Transaction pricing for the Company’s contracts may include variable consideration, such as unapproved change orders, claims, incentives and liquidated damages. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based on past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer, legal evaluations and all other relevant information that is reasonably available. The effect of a change in variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders, claims and liquidated damages reflected in transaction price are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

    As of December 31, 2020 and 2019, the Company included approximately $52.6 million and $73.3 million, respectively, on unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.

Disaggregation of Revenue
    The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue for the years ended:

(in thousands)	December 31, 2020	December 31, 2019

Renewables
Wind	1,033,204	830,653
Solar	109,638	3,376
	$1,142,842	$834,029

Specialty Civil
Heavy civil	356,616	351,476
Rail	166,948	174,332
Environmental	86,499	99,926
	$610,063	$625,734
Concentrations

    The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %			Accounts Receivable %
	Year Ended December 31,			December 31,
	2020	2019	2018	2020	2019
Company A (Renewables Segment)	*	*	21.0	*	*
Company B (Specialty Civil Segment)	*	10.9	*	*	*
———
* Amount was not above 10% threshold.

Self-Insurance

    The Company is self-insured up to the amount of its deductible for its medical and workers’ compensation insurance policies. For the years ended December 31, 2020, 2019 and 2018, the Company maintained insurance policies subject to per claim deductibles of $0.5 million, for its workers' compensation policy. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported with assistance from third-party actuaries. The Company’s recorded liability for employee group medical claims is based on analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is also required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states.

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

    As of December 31, 2020 and 2019, the Company had a long-term asset of $4.3 million and $4.8 million, respectively, related to these policies. For the years ended December 31, 2020, 2019 and 2018, the Company recognized a decrease of $502, an increase of $898 and a decrease of $396, respectively, in the cash surrender value of these policies.

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

    Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment and are based on the facts and circumstances related to the specific lease. Lease terms are generally based on their initial non-cancelable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business need are considered to determine if a renewal option is reasonably certain to be exercised. The implicit rate in a lease agreement is used when it can be determined. Otherwise, the Company's incremental borrowing rate, which is based on information available as of the lease commencement date, including applicable lease terms and the current economic environment, is used to determine the value of the lease obligation.

Property, Plant and Equipment, Net

    Property, plant and equipment is recorded at cost, or if acquired in a business combination, at the acquisition-date fair value, less accumulated depreciation. Depreciation of property, plant and equipment, including property and equipment under capital leases, is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in cost of revenue.

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

Impairment of Property, Plant and Equipment and Intangibles

    Management reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. There were no impairments of property, plant and equipment or intangible assets recognized during the years ended December 31, 2020, 2019 and 2018.

Goodwill

    Goodwill represents the excess purchase price paid over the fair value of acquired intangible and tangible assets. Goodwill is assessed annually for impairment on October 1st and tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment.

The quantitative assessment for goodwill requires us to estimate the fair value of each reporting unit carrying goodwill using a weighted combination of the income and market approaches. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions including preparation of revenue and profitability forecasts, selection of a discount rate and selection of a long-term growth rate. The market approach uses an analysis of stock prices and enterprise values of a set of guideline public companies to arrive at a market multiple that is used to estimate fair value. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the Company would record an impairment charge equal to the difference, not to exceed the carrying amount of goodwill.

The Company estimated the fair value of the William Charles and CCS reporting units as of the measurement date using a combination of income and market approaches weighted equally. The major assumptions that factored into the valuations are the projected future cash flows, estimated using projected revenues and profitability of each reporting unit, selected long-term growth rates, as well as the discount rate used to present value the future cash flows. The tests determined that goodwill was not impaired as of the measurement date for 2020, since the estimated fair values of the reporting units exceeded their net book values by over 100.0% and 18.3% for William Charles and CCS, respectively. There can be no assurance that a future goodwill impairment doesn't exist if future events are less favorable than what we assumed or estimated in our impairment analysis.

Contingent Consideration

As part of the Merger, the Company agreed to issue additional common shares to the Seller upon satisfaction of financial targets for 2019 and 2018. This contingent liability, which was presented as contingent consideration in the consolidated balance sheets, was measured at its estimated fair value as of the Closing Date using a Monte Carlo simulation and subsequent changes in fair value were recorded within other (expense) income, net in the consolidated statement of operations. See Note 7. Fair Value of Financial Instruments for further discussion.

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

Stock-Based Compensation

    The 2018 Equity Plan grants stock options (“Options”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain key employees and members of the Board of Directors of the Company (the “Board”) for their services. The Company recognizes compensation expense for these awards in accordance with the provisions of ASC 718, Stock Compensation, which requires the recognition of expense related to the fair value of the awards in the Company’s consolidated statement of operations.

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

Litigation and Contingencies

    Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount is reasonably estimable. Accruals are based on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis. We are currently evaluating the potential effects of adopting the provisions of ASU No. 2019-12 but don't expect it to have a material impact on our tax accounting.

Management has evaluated other recently issued accounting pronouncements and does not believe that they will have a significant impact on the Company's consolidated financial statements and related disclosures.

COVID-19 Pandemic

    During March 2020, the WHO declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus. The COVID-19 pandemic has significantly affected economic conditions in the United States and internationally as national, state and local governments reacted to the public health crisis by requiring mitigation measures that have disrupted business activities for an uncertain period of time. The effects of the COVID-19 pandemic could affect the Company’s future business activities and financial results, including; new contract awards, reduced crew productivity, contract amendments/cancellations, higher operating costs and/or delayed project start dates or project shutdowns that may be requested or mandated by governmental authorities or others.

The Company incurred $3.0 million of specific expenses related to the COVID-19 pandemic for the year ended December 31, 2020. Most of the Company’s construction services are currently deemed essential under governmental mitigation orders and all of our business segments continue to operate. The Company has issued several notices of force majeure for the purpose of recognizing delays in construction schedules due to COVID-19 outbreaks on certain of its teams and has also received notices of force majeure from the owners of certain projects and certain subcontractors. Management does not believe that any delays on projects related to these events of force majeure will have a material impact on its results of operations.

The Company’s top priority has been to take appropriate actions to protect the health and safety of the Company's employees, customers and business partners, including adjusting the Company's standard operating procedures to respond to evolving health guidelines. Management believes that it is taking appropriate steps to mitigate any potential impact to the Company; however, given the uncertainty regarding the potential effects of the COVID-19 pandemic, any future impacts cannot be quantified or predicted with specificity.

Note 2. Merger and Acquisitions

Merger and Recapitalization

    The Merger, as described in Note 1. Business, Basis of Presentation and Significant Accounting Policies, has been accounted for as a reverse recapitalization in accordance with GAAP. As such, IEA Services is treated as the continuing company and M III is treated as the ‘‘acquired’’ company for financial reporting purposes. This determination was primarily based on IEA Services’ operations comprising substantially all of the ongoing operations of the post-combination company, M III directors not constituting a majority of the Board of the post-combination company, IEA Services’ senior management comprising substantially all of the senior management of the post-combination company and the Seller holding a 48.3% voting interest in the Company, while no single M III shareholder holds more than a 20% voting interest. Accordingly, for accounting purposes, the Merger is treated as the equivalent of IEA Services issuing stock for the net assets of M III, accompanied by a recapitalization. At the time of the Merger, the net assets of M III were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are the historical operations of IEA Services.

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

    Pursuant to the Merger Agreement, the Company was required to issue to the Seller up to an additional 9.0 million common shares in the aggregate based upon satisfaction of financial targets for 2018 and 2019. The financial targets were not achieved. For further discussion see Note 7. Fair Value of Financial Instruments for further discussion.

Acquisitions

CCS

    On September 25, 2018, the Company acquired CCS for $106.6 million in cash. The Company financed this acquisition through borrowings on its new credit facility as discussed in Note 8. Debt and Series B Preferred Stock.

    The wholly-owned subsidiaries of CCS, Saiia and the ACC Companies, generally enter into long-term contracts with both government and non-government customers to provide EPC services for environmental, heavy civil and mining projects. This acquisition was accounted for as a business combination under the acquisition method of accounting.

William Charles

    On November 2, 2018, IEA Services acquired William Charles for $77.7 million, consisting of $73.2 million in cash and $4.5 million of the Company's common stock (477,621 common shares at $9.45 share price). The Company financed the cash portion of this acquisition through borrowings on its credit facility as discussed in Note 8. Debt and Series B Preferred Stock.

    William Charles generally enters into long-term contracts with both government and non-government customers to provide EPC services for rail civil infrastructure, environmental and heavy civil projects. This acquisition was accounted for as a business combination under the acquisition method of accounting.

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

    Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisitions of CCS and William Charles is related to the expected, specific other benefits that the Company believes will result from combining the operations of CCS and William Charles with the operations of IEA. This goodwill is included in the Company's Specialty Civil segment and is deductible for income tax purposes over a 15-year period, with the exception of $2.9 million for CCS that is not deductible.

Impact of Acquisitions

    The following table summarizes the results of operations included in the Company's consolidated statement of operations for CCS and William Charles from their respective date of acquisition.

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
(in thousands)	CCS	William Charles	CCS	William Charles	CCS	William Charles
Revenue	$253,595	$339,380	$281,095	$301,185	$76,029	$49,607
Net (loss) income	(136)	12,401	39	11,702	(613)	2,256

    Acquisition-related expenses incurred by the Company for the acquisitions of CCS and William Charles were $6.6 million and $7.6 million, respectively, for the year ended December 31, 2018, and are included within selling, general and administrative expenses in the consolidated statement of operations. The expenses primarily consisted of professional services and adviser fees. There were no acquisition-related expenses incurred for the years ended December 31, 2020 and 2019.

Supplemental Pro Forma Results

    The following table provides the pro forma results of the Company had the acquisition date of CCS and William Charles been the first day of IEA's fiscal year 2018 statement of operation results.

(in thousands, except per share data)	Year Ended December 31, 2018
Revenue	$1,257,616
Net (loss) income	(840)
Net (loss) income per common share - basic and diluted	(2.25)

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

Note 3. Contract Assets and Liabilities

    We bill our customers based on contractual terms, including, milestone billings based on the completion of certain phases of the work. Sometimes, billing occurs after revenue recognition, resulting in unbilled revenue, which is accounted for as a contract asset. Sometimes we receive advance mobilization payments from our customers before revenue is recognized, resulting in deferred revenue, which is accounted for as a contract liability.

    Contract assets in the Consolidated Balance Sheets represents the following:

•costs and estimated earnings in excess of billings, which arise when revenue has been recorded but the amount has not been billed; and

•retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach certain construction milestones or complete the project.

    Contract assets consist of the following:

	December 31,
(in thousands)	2020	2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$51,367	$91,543
Retainage receivable	93,816	87,760
	$145,183	$179,303

    Contract liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Billings in excess of costs and estimated earnings on uncompleted contracts	$117,641	$115,570
Loss provision for contracts in progress	594	64
	$118,235	$115,634

    The contract receivables amount as of December 31, 2019, include unapproved change orders of approximately $9.2 million for which the Company was pursuing settlement through dispute resolution. The Company agreed to settle the unapproved change order dispute in the second quarter of 2020.

Revenue recognized for the year ended December 31, 2020, that was included in the contract liability balance at December 31, 2019 was approximately $114.7 million.

Note 4. Property, Plant and Equipment, Net

    Property, plant and equipment consisted of the following as of the dates indicated:

	December 31,
(in thousands)	2020	2019
Buildings and leasehold improvements	$4,402	$2,919
Land	17,600	17,600
Construction equipment	192,402	173,434
Office equipment, furniture and fixtures	3,620	3,487
Vehicles	7,326	6,087
Total property, plant and equipment	225,350	203,527
Accumulated depreciation	(94,604)	(63,039)
Property, plant and equipment, net	$130,746	$140,488

    Depreciation expense for property, plant and equipment was $35.9 million, $34.6 million and $13.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 5. Goodwill and Intangible Assets, Net

    The following table provides the changes in the carrying amount of goodwill for 2020 and 2019:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2019	$3,020	$37,237	$40,257
Acquisition adjustments	—	(2,884)	(2,884)
December 31, 2019	3,020	34,353	37,373
Acquisition adjustments	—	—	—
December 31, 2020	$3,020	34,353	$37,373

    Intangible assets consisted of the following as of the dates indicated:

	December 31, 2020				December 31, 2019
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life
Customer relationships	$26,500	$(8,481)	$18,019	5 years	$26,500	$(4,695)	$21,805	6 years
Trade names	13,400	(5,985)	7,415	3 years	13,400	(3,305)	10,095	4 years
Backlog	13,900	(13,900)	—	0 years	13,900	(8,528)	5,372	1 year
	$53,800	$(28,366)	$25,434		$53,800	$(16,528)	$37,272

Amortization expense associated with intangible assets for the years ended December 31, 2020, 2019 and 2018 totaled $11.8 million, $13.6 million and $3.0 million, respectively.

    The following table provides the expected annual intangible amortization expense:

(in thousands)	2021	2022	2023	2024	2025
Amortization expense	$6,466	$6,466	$5,841	$3,786	$2,875

Note 6. Accrued Liabilities

    Accrued liabilities consisted of the following as of the dates indicated:

	December 31,
(in thousands)	2020	2019
Accrued project costs	$63,486	$120,755
Accrued compensation and related expenses	42,672	26,367
Other accrued expenses	23,436	10,981
	$129,594	$158,103

Note 7. Fair Value of Financial Instruments

    The following table presents the Company's financial instruments measured at fair value on a recurring basis, classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the consolidated balance sheets:

	December 31, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Series B Preferred Stock - Anti-dilution warrants	—	—	8,800	8,800	—	—	4,317	4,317
Series B-1 Preferred Stock - Performance warrants	—	—	400	400	—	—	400	400
Series B-3 Preferred - Closing Warrants	—	—	—	—	—	—	11,491	11,491
Rights offering	—	—	—	—	—	—	1,383	1,383
Total liabilities	$—	$—	$9,200	$9,200	$—	$—	$17,591	$17,591

    The following table reconciles the beginning and ending balances of recurring fair value measurements using Level 3 inputs for the years ended December 31, 2020, 2019 and 2018.

(in thousands)	Contingent Consideration	Series B Preferred Stock - Anti-dilution warrants	Series B-1 Preferred Stock - Performance warrants	Series B-3 Preferred - Closing Warrants	Rights Offering
Beginning Balance, January 1, 2018	$—	$—	$—	$—	$—
Contingent consideration issued during Merger	69,373	—	—	—	—
Fair value adjustment - (gain) loss recognized in other income	(46,291)	—	—	—	—
Beginning Balance, December 31, 2018	$23,082	$—	$—	$—	$—
Preferred Series B Stock - initial fair value	—	5,646	400	7,900	1,383
Fair value adjustment - (gain) loss recognized in other income	(23,082)	(1,329)	—	3,591	—
Ending Balance, December 31, 2019	$—	$4,317	$400	$11,491	$1,383
Fair value adjustment - (gain) loss recognized in other income	—	(491)	—	1,677	(1,383)
Transfer to non-recurring fair value instrument (liability)	—	7,400	—	—	—
Transfer to non-recurring fair value instrument (equity)	—	(2,426)	—	(13,168)	—
Ending Balance, December 31, 2020	$—	$8,800	$400	$—	$—

In 2019, the Company entered into three equity agreements and issued Series B Preferred Stock as discussed in Note 8. Debt and Series B Preferred Stock. The agreements require that on the conversion of any of the Convertible Series A Preferred Stock to common shares, the Series B Preferred Stock will receive additional warrants (Anti-dilution Warrants) to purchase common shares at a price of $0.0001 per share. The agreements also require that if the Company fails to meet a certain Adjusted EBITDA (as that term is defined in the agreements) threshold on a trailing twelve-month basis from May 31, 2020 through April 30, 2021, the Series B Preferred Stock will receive additional warrants (Performance Warrants) to purchase common shares at $0.0001 per share. On May 20, 2019, the conversion rights for the Series A Preferred Stock were amended to allow the holders of Series A Preferred Stock to convert all or any portion of Series A Preferred Stock outstanding at any point in time.

The information below describes the balance sheet classification and the recurring fair value measurement for these requirements:

Contingent Consideration

    Pursuant to the Merger Agreement, the Company was required to issue up to an additional 9,000,000 shares of common stock, if the 2018 and 2019 adjusted EBITDA targets were achieved. The Company did not achieve the Adjusted EBITDA targets which resulted in fair value adjustments to the contingent liability.

Series B Preferred Stock - Anti-dilution Warrants

The number of common shares attributable to the warrants issued to Series B Preferred Stockholders upon conversion by Series A Preferred Stockholders is determined on a 30-day trading volume weighted average price. The Anti-dilution warrant liability was valued using the stock price at the end of the quarter and were recorded as a liability.

Series B-1 Preferred Stock - Performance Warrants

The warrant liability was recorded at fair value as a liability, using a Monte Carlo Simulation based on certain significant unobservable inputs, such as a risk rate premium, Adjusted EBITDA volatility, stock price volatility and projected Adjusted EBITDA for the Company.

Series B-3 Preferred - Closing Warrants

See further discussion on Series B-3 Preferred - Closing Warrants in Note 8. Debt and Series B Preferred Stock.

Rights Offering

The Company conducted a rights offering in connection with the offering of the Series B Preferred Stock. The rights offering fair value was recorded as a liability and was a deemed dividend to common stockholders. On March 4, 2020 we completed the rights offering and removed the liability associated with the fair value.
    The following table sets forth information regarding the Company's equity and liabilities measured at fair value on a non-recurring basis at December 31, 2019. There was no such assets or liabilities at December 31, 2020:

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Series B Preferred Stock	$—	$—	$153,400	$153,400

Equity:
Series B-1 and B-2 Preferred Stock - Warrants at closing	$—	$—	$14,100	$14,100

    Other financial instruments of the Company not listed in the table above primarily consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values, based on the nature and short maturity of these instruments, and they are presented in the Company's consolidated balance sheets at carrying cost. Additionally, management believes that the carrying value of the Company's outstanding debt balances, further discussed in Note 8. Debt and Series B Preferred Stock, approximate fair value due to their floating interest rates.

Note 8. Debt and Series B Preferred Stock

    Debt consists of the following obligations as of:

	December 31,
(in thousands)	2020	2019
Term loan	$173,345	$182,687
Commercial equipment notes	5,582	4,456
Total principal due for long-term debt	178,927	187,143
Unamortized debt discount and issuance costs	(17,196)	(22,296)
Less: Current portion of long-term debt	(2,506)	(1,946)
Long-term debt, less current portion	$159,225	$162,901

Debt - Series B Preferred Stock	$185,396	$180,444
Unamortized debt discount and issuance costs	(11,528)	(14,303)
Long-term Series B Preferred Stock	$173,868	$166,141

Third Amended and Restated Credit Agreement

On May 20, 2019, the Third Amended and Restated Credit and Guarantee Agreement (the “Third A&R Credit Agreement”) became effective.

The Third A&R Credit Agreement provides for a term loan facility of $300.0 million and a revolving line of credit of $50.0 million, which is available for revolving loans and letters of credit. Availability on the line of credit is subject to customary borrowing base calculations.

    Term loan borrowings mature on September 25, 2024 and the Company is required to pay amortization payments every quarter beginning in the third quarter of 2022, in an amount equal to 2.5% of the aggregate principal amount of such loans. Beginning with 2020, an additional annual payment is required equal to 75% of Excess Cash Flow (as defined in the “Third A&R Credit Agreement”) for the preceding fiscal year if such Excess Cash Flow is greater than $2.5 million, with the percentage of Excess Cash Flow subject to reduction based upon the Company’s consolidated leverage ratio.

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

    Interest on the consenting lender term loan tranche accrues at a per annum interest rate of, at the Company's option, (x) LIBOR plus a margin of 8.25% or (y) an alternate base rate plus a margin of 7.25%; provided however, that upon achieving a First Lien Net Leverage Ratio (as defined below) of no greater than 2.67:1.00, the margin shall permanently step down to (y) for LIBOR loans, 6.75% and (y) for alternative base rate loans, 5.75%. Interest on initial revolving facility borrowings and swing line loans accrues at a rate of, at the Company's option, (x) LIBOR plus a margin of 4.25% or (y) the applicable base rate plus a margin of 3.25%. The weighted average interest rate on borrowings under this credit facility as of December 31, 2020 and 2019, was 7.00% and 10.35%, respectively.

Under the Third A&R Credit Agreement the Company may at times prepay the outstanding debt balance but is subject to a Make-Whole Premium, as defined by the agreement until May 2021.

First Amendment to Third A&R Credit Agreement

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

In addition, the Amendment provides that after October 30, 2020 and until delivery of the financial statements for the fiscal quarter ended December 31, 2020, the percentage per annum interest rate for revolving loans and swing line loans is, at the Company’s option, (x) LIBOR plus a margin of 2.75% or (y) the applicable base rate plus a margin of 1.75%. Thereafter, for any day, the applicable percentage per annum interest rate for revolving loans and swing line loans is LIBOR plus a marign or the base rate plus a margin depending upon the Company’s First Lien Net Leverage Ratio as of the last day of the most recently ended consecutive four fiscal quarter period.

The Amendment also further specifies the unused commitment fee rate. After October 30, 2020, and until delivery of the financial statements for the fiscal quarter ended December 31, 2020, as required under the Amendment, the rate is 0.40% per annum. Thereafter, for any day, the applicable percentage per annum depends upon the Company’s First Lien Net Leverage Ratio.

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

Debt - Series B Preferred Stock

In 2019, the Company entered into three equity agreements with Ares Management, LLC, on behalf of its affiliated funds, investment vehicles and/or managed accounts (“Ares”) and funds managed by Oaktree Capital Management (“Oaktree”). These resulted in Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) and Series B-3 Preferred Stock (the “Series B-3 Preferred Stock”) (collectively referred to as “Series B Preferred Stock”). The Series B Preferred Stock is a mandatorily redeemable financial instrument under ASC Topic 480 and has been recorded as a liability using the effective interest rate method for each tranche. The mandatory redemption date for all tranches of the Series B Preferred is February 15, 2025 and if paid before the redemption date, the Company is subject to a Make-Whole payment of 1.5 times the stated value less any cash paid dividends.

The Series B Preferred Stock requires quarterly dividend payments calculated at a 12% annual rate on all outstanding Series B Preferred Stock when the Company’s First Lien Net Leverage Ratio (as defined in the Third A&R Credit Agreement) is less than or equal to 1.50:1.0 and a 13.5% rate if the ratio if greater. The Series B Preferred Stock agreements allow the Company to accrue, but not pay, the dividends at a 15.0% annual rate. Accrued dividends increase the amount of Series B Preferred Stock. Accrued dividends were $18.3 million and $10.4 million at December 31, 2020 and 2019, respectively. Prior to June 30, 2020, the Company accrued its Series B Preferred Stock payments; the June 30, September 30, and December 31, 2020 payments were made in cash. Dividend payments are not deductible in calculating the Company’s federal and state income taxes.

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

•On November 14, 2019, the Company received $80.0 million and issued 3,568,750 warrants which were preliminarily valued at the closing stock price of $2.20 and were recorded as a liability. On January 21, 2020 the Company received shareholder approval for the issuance of the warrants and the liability was marked to market at a price of $3.69 and recorded as additional paid in capital.

• On November 14, 2019, the holders of Series A Preferred Stock converted 50% of their shares to Series B Preferred Stock thereby reducing the potential dilution of converted shares. The holders of Series A Preferred Stock were issued 657,383 warrants which were preliminarily valued at the closing stock price of $2.20 and were recorded as a liability. On January 21, 2020, the Company received shareholder approval for the issuance of the warrants and the liability was marked to market at a price of $3.69 and recorded as additional paid in capital.

•As a part of the Series B-3 Preferred Stock transactions, the Company conducted a rights offering which provided common shareholders a right to purchase Series B Preferred Stock and warrants. The offering was preliminarily valued using a Black-Scholes model and was recorded as a liability. On March 4, 2020, the rights offering was completed. The Company received $350 and issued 12,029 warrants valued at a closing price of $3.08. The liability was transferred to additional paid in capital.

•The Series B-3 Preferred Stock agreement also required that the Company issue additional Series B Preferred Stock of approximately $15.0 million in 2019 (the 2019 Commitment) and $15.0 million (the 2020 Commitment) if the Company did not attain specified debt and liquidity levels. The Company met the 2019 Commitments, and the 2019 Commitment was cancelled. On July 22, 2020, the Company and Series B Preferred Stockholders entered into an agreement which terminated the 2020 Commitment and the Company paid $1,322 (recorded as interest expense) in full satisfaction of the 2019 Commitment and 2020 Commitment Fees and reimbursed certain expenses in the amount of $344 (recorded as selling, general and administrative expenses).

See Note 16. Subsequent Events for further discussion of Series B Preferred Stock transactions.

Contractual Maturities

    Contractual maturities of the Company's outstanding principal on debt obligations as of December 31, 2020 are as follows:

(in thousands)	Maturities
2021	$2,506
2022	16,938
2023	29,986
2024	129,368
2025	129
Thereafter	—
Total	$178,927

Note 9. Commitments and Contingencies

    In the ordinary course of business, the Company enters into agreements that provide financing for machinery and equipment and for other of its facility, vehicle and equipment needs. The Company reviews all arrangements for potential leases, and at inception, determines whether a lease is an operating or finance lease. Lease assets and liabilities, which generally represent the present value of future minimum lease payments over the term of the lease, are recognized as of the commencement date. Under ASC Topic 842, leases with an initial lease term of twelve months or less are classified as short-term leases and are not recognized in the consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised.
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
Finance Leases
    The Company has obligations, exclusive of associated interest, recognized under various finance leases for equipment totaling $57.6 million and $64.2 million at December 31, 2020 and 2019, respectively. Gross amounts recognized within property, plant and equipment in the consolidated balance sheets under these finance lease agreements at December 31, 2020 and 2019 totaled $128.0 million and $116.1 million, less accumulated depreciation of $55.1 million and $34.0 million, respectively, for net balances of $72.9 million and $82.1 million, respectively. Depreciation of assets held under the finance leases is included within cost of revenue in the consolidated statements of operations.

    The future minimum payments of finance lease obligations are as follows:

(in thousands)
2021	$27,391
2022	22,161
2023	6,946
2024	2,847
2025	1,461
Thereafter	—
Future minimum lease payments	60,806
Less: Amount representing interest	3,237
Present value of minimum lease payments	57,569
Less: Current portion of finance lease obligations	25,423
Finance lease obligations, less current portion	$32,146

Operating Leases

    In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs. Rent and related expense for operating leases that have non-cancelable terms totaled approximately $13.4 million, $9.9 million and $6.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. When operating lease expense is related to projects it is charged to that specific project and included in cost of revenue. In addition, the Company has short-term equipment rentals, which are less than a year in duration and expense as incurred.

    Included in non-cancelable operating lease expense above, the Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements are listed in the following table as variable lease costs.

    The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)
2021	$11,162
2022	9,372
2023	7,022
2024	3,461
2025	1,751
Thereafter	18,898
Future minimum lease payments	51,666
Less: Amount representing interest	13,677
Present value of minimum lease payments	37,989
Less: Current portion of operating lease obligations	8,835
Operating lease obligations, less current portion	$29,154

Lease Information

	For the year ended
(in thousands)	December 31, 2020	December 31, 2019

Finance Lease cost:
Amortization of right-of-use assets	23,289	22,609
Interest on lease liabilities	4,007	5,480
Operating lease cost	13,449	9,871
Short-term lease cost	158,403	46,540
Variable lease cost	3,836	4,361
Sublease Income	(132)	(103)
Total lease cost	$202,852	$88,758

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,007	$5,480
Operating cash flows from operating leases	$13,167	$17,061
Financing cash flows from finance leases	$26,184	$22,850
Right-of-use assets obtained in exchange for new finance lease liabilities	$19,172	$2,018
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,491	$28,498
Weighted-average remaining lease term - finance leases	2.51 years	2.85 years
Weighted-average remaining lease term - operating leases	8.19 years	8.24 years
Weighted-average discount rate - finance leases	6.19%	6.60%
Weighted-average discount rate - operating leases	7.04%	6.93%

Letters of Credit and Surety Bonds

    In the ordinary course of business, the Company may be required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2020 and 2019, the Company was contingently liable under letters of credit issued under its respective revolving lines of credit in the amount of $7.8 million and $21.0 million, respectively, related to construction projects. In addition, as of December 31, 2020 and 2019, the Company had outstanding surety bonds on projects of $2.8 billion and $2.4 billion, respectively.

Deferred Compensation

    The Company has two deferred compensation plans. The first plan is a supplemental executive retirement plan established in 1993 that covers four specific employees or former employees, whose deferred compensation is determined by the number of service years. Payment of the benefits is to be made for 20 years after employment ends. Two former employees are currently receiving benefits, and two participants are still employees of the Company. The two current employees have both reached the full benefit level, and as a result, the present value of the liability is estimated using the normal retirement method. Payments under this plan for 2020 were $0.1 million. Maximum aggregate payments per year if all participants were retired would be $0.3 million. As of December 31, 2020 and 2019, the Company had a long-term liability of $3.5 million and $4.3 million, respectively, for the supplemental executive retirement plan.

    The Company offers a non-qualified deferred compensation plan which is made up of an executive excess plan and an incentive bonus plan. This plan was designed and implemented to enhance employee savings and retirement accumulation on a tax-advantaged basis, beyond the limits of traditional qualified retirement plans. This plan allows employees to: (i) defer annual compensation from multiple sources; (ii) create wealth through tax-deferred investments; (iii) save and invest on a pretax basis to meet accumulation and retirement planning needs; and (iv) utilize a diverse choice of investment options to maximize returns. Executive awards are expensed when vested. Project Management Incentive Payments are expensed when awarded as they are earned through the course of the performance of the project to which they are related. Other incentive payments are expensed when vested as they are considered to be earned by retention. Unrecognized compensation expense for the non-qualified deferred compensation plan at December 31, 2020, 2019 and 2018 was $1.7 million, $1.5 million and $2.2 million, respectively. As of December 31, 2020 and 2019, the Company had a long-term liability of $4.2 million and $3.7 million, respectively, for deferred compensation to certain current and former employees.

Legal Proceedings

    The Company is a nominal defendant to a lawsuit, instituted in December 2019 in the Delaware Chancery Court by a purported stockholder of the Company, against the Company’s Board of Directors, Oaktree, and Ares. The complaint asserts a variety of claims arising out of the sale of Series B Preferred Stock and warrants to Ares and Oaktree in May 2019. The complaint alleges claims for breach of fiduciary duty directly on behalf of putative class of stockholders and derivatively on behalf of the Company, aiding and abetting breach of fiduciary duty both derivatively and directly, and unjust enrichment derivatively on behalf of the Company. The plaintiff is seeking rescission of the transaction, unspecified monetary damages, and fees. The Company’s director and officer liability insurance carriers have accepted coverage for this matter subject to a $1.5 million deductible, which we expect will be spent on legal fees. Pursuant to agreements entered into in connection with the sale of Series B Preferred Stock, the Company is obligated to indemnify Oaktree and Ares for their legal fees and any damages incurred by either of them in connection with this matter.

The Company is involved in a variety of other legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. While the Company believes it has good defense against these cases and intends to defend them vigorously, it cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against the Company. While the lawsuits and claims are asserted for amounts that may be material, should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

    The calculations of basic and diluted EPS, are as follows:

	Year Ended December 31,
($ in thousands, except per share data)	2020	2019	2018
Numerator:
Net income from continuing operations	$728	$6,231	$4,244
Less: Convertible preferred stock dividends	(2,628)	(2,875)	(1,597)
Less: Contingent consideration fair value adjustment	—	(23,082)	(46,291)
Net (loss) income available to common stockholders	$(1,900)	$(19,726)	$(43,644)

Denominator:
Weighted average common shares outstanding - basic and diluted(1)	20,809,493	20,431,096	21,665,965

Anti-dilutive:(2)
Convertible preferred shares	5,819,882	8,816,119	3,100,085
Series B Preferred Stock - Warrants at Closing	7,681,738	—	—
RSUs(3)	1,846,683	904,608	59,445

Net (loss) income per common share - basic and diluted	$(0.09)	$(0.97)	$(2.01)
———
(1)     The contingent earn-out shares were not included at December 31, 2019 and 2018. See Note 7. Fair Value of Financial of Financial Instruments for discussion regarding the Company's contingently issuable earn-out shares that were not potentially dilutive.
(2)    As of December 31, 2020, 2019 and 2018, there were public warrants to purchase 8,477,600, 8,480,000 and 8,480,000 shares of common stock at $11.50 per share were not potentially dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period.
(3)    As of December 31, 2020, 2019 and 2018, there were 480,800, 646,405 and 713,260, of unvested or anti-dilutive options and 604,850, 817,817 and 187,026 of unvested performance RSUs were also not potentially dilutive as the respective exercise price or average stock price required for vesting of such award was greater than the average market price of the common stock during the period.

Series B Preferred Stock Anti-dilution Warrants

The Company also had the following potential outstanding anti-dilution warrants related to the Series B Preferred stock issuance.

•At December 31, 2020, a total of 528,307 warrants calculated on an if-converted method for the conversion                 of shares related to the outstanding Series A Preferred Stock. As discussed in Note 7. Fair Value of Financial Instruments, these warrants are recorded as a liability. These warrants are not included in the weighted average share calculation as the contingent event (conversion of Series A Preferred Stock) had not occurred at December 31, 2020.

•The second set of warrants would be issued after the exercise of any public warrants with an exercise price of $11.50 or higher.

•The final set of warrants would be issued on the exercise of any equity issued pursuant to the Company’s long term incentive plan or other equity plan with a strike price of $11.50 or higher.

Series A Preferred Stock

    As of December 31, 2020, there were 17,483 shares of Series A Preferred Stock with a stated value of $1,000 per share plus accumulated dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

    If not paid in cash, dividends accrue on the stated value and will increase the stated value at 12% per annum.

    So long as any shares of Series B Preferred Stock of the Company are currently outstanding or from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by 2% per annum.

    As of December 31, 2020, the Company has accrued a cumulative liability of $4.4 million in dividends to holders of Series A Preferred Stock as a reduction to additional paid-in capital.

Note 11. Stock-Based Compensation

    In March 2018, the Company adopted the 2018 IEA Equity Incentive Plan (the “2018 Equity Plan”), which provided for 2,157,765 shares to be available for granting to certain officers, directors and employees under the plan. The plan allows for the granting of both RSUs and Options. In June 2019, the Company's shareholders approved an increase of 2,000,000 shares under the 2018 Equity Plan.

    Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the stock-based award and is recognized as an expense using the straight-line method over the employee’s requisite service period (generally the vesting period of the award) within selling, general and administrative expenses. The following table provides the components of stock-based compensation expense under the 2018 Equity Plan and the associated tax benefit recognized for the year ended December 31, 2020, 2019 and 2018.

(in thousands)	2020	2019	2018
Options	$944	$825	$487
RSUs	2,881	2,193	585
Directors' compensation	584	998	—
Stock-based compensation expense	4,409	4,016	1,072
Tax benefit for stock-based compensation expense	—	—	—
Stock-based compensation expense, net of tax	$4,409	$4,016	$1,072

Employee Options

In 2018, the Board's Compensation Committee granted both time based vesting and stock price based performance vesting options. The options are granted with exercise prices equal to market prices on the date of grant and expire 10 years from the date of grant.

    The following table summarizes all option activity:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	—	—
Granted	713,260	10.37
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2018	713,260	$—	—	—
Granted	—	—
Exercised	—	—
Forfeited	(66,855)	10.37
Outstanding at December 31, 2019	646,405	$10.37	—	—
Granted	—	—
Exercised	(8,022)	10.37
Forfeited	(157,583)	10.37
Outstanding at December 31, 2020	480,800	$10.37	—	7.70

Vested or expected to vest at December 31, 2020	480,800	$10.37	—	7.70

Exercisable at December 31, 2020	120,978	$10.37	—	7.70

    The Company plans to issue new common shares to satisfy the exercise of Options. As of December 31, 2020, there was $0.4 million of unrecognized stock-based compensation expense for unvested Options, and the expected remaining expense period was 1.25 years.

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

Employee RSUs

    RSUs are awarded to select employees and, when vested, RSUs entitle the holder to receive a specified number of shares of the Company's common stock. The value of RSU grants was measured as of the grant date using the closing price of IEA's common stock.

    The following table summarizes all activity for RSUs awarded during 2020:

	Number of RSUs	Weighted Average Grant-Date Fair Value Per Share
Unvested at January 1, 2018	—	$—
Granted (1)	449,050	10.37
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2018	449,050	$10.37
Granted (2)	1,720,396	$2.96
Vested (3)	(42,378)	10.37
Forfeited	(47,060)	8.44
Unvested at December 31, 2019	2,080,008	$4.27
Granted	1,138,209	$2.25
Vested	(627,650)	4.39
Forfeited	(372,813)	4.06
Unvested at December 31, 2020	2,217,754	$3.12
(1) Included 125,804 shares related to performance stock units, where 50% vest upon reaching a stock price of $12.00 and the remaining vest on $14.00.
(2) Included 479,048 shares related to performance stock units that vest upon reaching 2019 Adjusted EBITDA targets and vest ratable over a three year period.
(3) The tax benefit related to vestings that occurred during 2019 was $0.1 million. There was no tax benefit during 2018.

    As of December 31, 2020, there was $6.2 million of unrecognized stock-based compensation expense for unvested RSUs awarded to employees, and the expected remaining expense period was 2.75 years.

Non-employee Director RSUs

    For service in 2020, the non-employee directors of the Board were granted 261,660 RSUs on March 26, 2020, valued at $0.6 million. These RSUs will vest on March 26, 2021. Using the closing price of the Company's common stock at the grant date. As of December 31, 2020, there was $0.2 million of unrecognized stock-based compensation expense for unvested non-employee director RSUs, and the expected remaining expense period was 3 months.

Note 12. Income Taxes

    The Company is a corporation that is subject to U.S. federal income tax, various state income taxes, Canadian federal taxes and provincial taxes.

    (Loss) income before income taxes and the related tax (benefit) provision are as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
(Loss) income before income taxes:
U.S operations	$14,763	$6,374	$(7,955)
Non-U.S. operations	(1,455)	(1,764)	(743)
Total (loss) income before taxes	$13,308	$4,610	$(8,698)

Current (benefit) provision:
Federal	$—	$(148)	$(23)
State	1,444	90	(902)
Total current (benefit) provision	1,444	(58)	(925)

Deferred (benefit) provision:
Federal	10,119	(1,146)	(10,399)
State	1,017	(417)	(1,618)
Total deferred (benefit) provision	11,136	(1,563)	(12,017)

Total (benefit) provision for income taxes	$12,580	$(1,621)	$(12,942)

    A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate from continuing operations is as follows:

	Year ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefits	18.5	(7.2)	26.5
Permanent items	55.8	(51.2)	101.1
Other	(0.8)	2.2	0.2
Effective tax rate	94.5%	(35.2)%	148.8%

    The permanent differences for the year ended December 31, 2020 primarily relate to non-deductible interest expenses on the Series B Preferred Stock. The most significant difference between the years ended December 31, 2020 and 2019 relate to these permanent items and state taxes. The differences in the effective tax rate between the years ended December 31, 2019 and 2018 related to non- deductible interest expenses on the Series B Preferred Stock, permanent items pertaining to contingent consideration, the Merger, the acquisitions made in 2018, and state taxes. As of December 31, 2020 and 2019, the Company had not identified any uncertain tax positions for which recognition was required.

    Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial statement purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) as of December 31, 2020 and 2019, are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$—	$19
Accrued liabilities and deferred compensation	6,932	2,891
Alternative minimum tax credit carryforwards	—	—
Net operating loss carryforwards	30,131	10,097
Transaction costs	1,695	1,767
R&D Credit Usage	215	—
Section 163(j) interest limitation	—	6,770
Other reserves and accruals	2,236	1,289
Intangible amortization	2,374	864
Operating lease right of use asset	10,554	11,284
Less: valuation allowance	(24,360)	—
Total deferred tax assets	29,777	34,981
Deferred tax liabilities:
Property, plant and equipment	(15,702)	(9,373)
Equipment under finance lease	(353)	(577)
Operating lease liability	(10,124)	(11,126)
Intangibles	—	—
Goodwill	(1,529)	(913)
Other	—	—
Total deferred tax liabilities	(27,708)	(21,989)
Net deferred tax asset	$2,069	$12,992

    The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. As of December 31, 2020, the Company has a Canadian net operating loss carryover of $91.9 million and net operating loss carryovers which will begin to expire in 2035. Since the Canadian operations are in a cumulative loss position and the operations have ceased, the Company has recorded a full valuation allowance related to the Canadian net operating losses. During 2020, the Company identified adjustments related to the disclosure of the Canadian net operating losses and the Company increased both the tax effected NOL deferred tax asset and the related valuation allowance by $24.0 million.

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

    As of December 31, 2020, the Company has a federal net operating loss carryover of $16.0 million and net operating loss carryovers in certain state tax jurisdictions of approximately $47.4 million. The federal net operating loss was incurred in 2018 and 2019 and can be carried forward indefinitely. The state net operating loss carryovers will begin to expire in 2025. The pre-2018 net operating losses and interest will be fully used in 2020.

    The Company files income tax returns in U.S. federal, state and certain international jurisdictions. For federal and certain state income tax purposes, the Company's tax years 2017 through 2020 remain open for examination by the tax authorities under the normal statute of limitations. For certain international income tax purposes, the Company’s tax years 2015 through 2020 remain open for examination by the tax authorities under the normal statute of limitations.

    The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the income tax provision. There were no such interest or penalties recognized in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, and there were no corresponding accruals as of December 31, 2020 and 2019.

Deferred Taxes - COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the U.S. Government in response to the COVID-19 pandemic to provide employment retention incentives. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. We do not believe that these relief measures materially affect the consolidated financial statements for the year ended December 31, 2020 but some of the key income tax-related provisions of the CARES Act include:

•Eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize net operating losses (“NOLs”) to offset taxable income in 2018, 2019 or 2020.

•Allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years.

•Increasing the net interest expense deduction limit to 50% of adjusted taxable income beginning 1 January 2019 and 2020.

•Allowing taxpayers with alternative minimum tax (“AMT”) credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act (“TCJA”).

•Payroll tax deferral.

The new NOL carryforward and interest expense deduction rules are favorable for IEA and will help defer future cash tax liabilities. IEA filed an election to refund $0.5 million AMT credit which was received in the third quarter.

IEA has also made use of the payroll deferral provision to defer the 6.2% social security tax, which is approximately $13.6 million through December 31, 2020. This amount is required to be paid at 50% on each of December 31, 2021 and December 31, 2022.

Note 13. Employee Benefit Plans

    The Company participates in numerous multi-employer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2020, 2019 and 2018, 24%, 27% and 26%, respectively, of the Company’s employees were members of CBA. As one of many participating employers in these MEPPs, the Company is responsible, with the other participating employers, for any plan underfunding. Contributions to a particular MEPP are established by the applicable CBA; however, required contributions may increase based on the funded status of a MEPP and legal requirements of the Pension Protection Act of 2006, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include investment performance, changes in the participant demographics, change in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.

    An FIP or RP requires a particular MEPP to adopt measures to correct its underfunding status. These measures may include, but are not limited to: (a) an increase in the contribution rate as a signatory to the applicable collective bargaining agreement, (b) a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP and/or (c) a reduction in the benefits to be paid to future and/or current retirees. In addition, the Pension Protection Act of 2006 requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP. The zone status included in the table below is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are greater than 65% and less than 80% funded, and plans in the green zone are at least 80% funded.

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

    The nature and diversity of the Company’s business may result in volatility of the amount of contributions to a particular MEPP for any given period. In any given market, the Company could be working on a significant project and/or projects, which could result in an increase in its direct labor force and a corresponding increase in its contributions to the MEPP(s) dictated by the applicable CBA. When the particular project(s) finishes and is not replaced, the level of direct labor of contributions to a particular MEPP could also be affected by the terms of the applicable CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges.

    The following tables list the MEPPs the Company considered individually significant in 2020, 2019 and 2018. The Company considers individually significant to include any plan over 5% of its total contributions to all MEPPs for that year. For the years ended December 31, 2020, 2019 and 2018, these plans represented 50%, 51% and 63% of total dollars contributed by the Company, respectively, and three of 58, three of 56 and six of 55 total plans contributed to by the Company, respectively. All of the Company's contributions were less than 5% of the total plan contributions from all participating employers. This information was obtained from the respective plans’ Form 5500 for the most current available filing. The Form 5500 dates may not correspond with the Company’s calendar year contributions.

    For the year ended December 31, 2020:

MEPP	Federal ID#	PPA Zone Status	FIP/RP Status	2020 Contributions	Surcharge	Plan Year	Expiration of CBA
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	No	$4,301	No	January 2020	May 2021, March 2023, April 2022
Midwest Operating Engineers Pension Trust Fund	36-6140097	Green	No	2,526	No	March 2020	May 2022
Central Laborers' Pension Fund	37-6052379	Yellow	Implemented	2,500	No	December 2019	April 2021
Other funds				9,362
Total Multiemployer pension plan contributions				$18,689

    For the year ended December 31, 2019:

MEPP	Federal ID#	PPA Zone Status	FIP/RP Status	2019 Contributions	Surcharge	Plan Year	Expiration of CBA
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	No	$3,679	No	January 2019	March 2023, March 2020, May 2020,
Midwest Operating Engineers Pension Trust Fund	36-6140097	Green	No	2,673	No	April 2019	May 2022
Central Laborers' Pension Fund	37-6052379	Yellow	Implemented	2,489	No	December 2018	April 2021
Other funds				8,643
Total Multiemployer pension plan contributions				$17,484

    For the year ended December 31, 2018:

MEPP	Federal ID#	PPA Zone Status	FIP/RP Status	2018 Contributions	Surcharge	Plan Year	Expiration of CBA
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	No	$2,906	No	January 2018	April 2019, March 2023, March 2020, May 2020
Upstate New York Engineers Pension Fund	15-0614642	Red	Implemented	1,100	No	March 2017	June 2019
Central Laborers' Pension Fund	37-6052379	Yellow	Implemented	1,330	No	January 2018	April 2021
Iron Workers Local Union No. 25 Pension Plan	38-6056780	Red	Implemented	998	No	April 2018	May 2019
Operating Engineers' Local 324 Pension Fund	38-1900637	Red	Implemented	840	No	April 2018	April 2018
Laborers National Pension Fund	75-1280827	Red	Implemented	744	No	2018	March 2019
Other funds				4,748
Total Multiemployer pension plan contributions				$12,666

    The zone status above represents the most recent available information for the respective MEPP, which is 2019 for the plan year ended in 2020, 2018 for the plan year ended in 2019 and 2017 for the plan year ended in 2018.

Note 14. Segments

    The Company operated as one reportable segment for 2018 and evaluated the business as a renewable construction company. In late 2018, the Company completed two significant acquisitions that construct projects outside of the renewable market and established two reportable segments: the Renewables segment and the Specialty Civil segment. The 2018 segment presentation has been recast to be consistent with the 2020 and 2019 segmentation.

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
    The following is a brief description of the Company's reportable segments:

Renewables Segment

    The Renewables segment operates throughout the U.S. and specializes in a range of services that includes full EPC project delivery, design, site development, construction, installation and maintenance of infrastructure services for the wind and solar industries.

We have maintained a heavy focus on construction of renewable power production capacity as renewable energy, particularly from wind and solar, which has become widely accepted within the electric utility industry and has become a cost-effective solution for the creation of new generating capacity.

Specialty Civil Segment

    The Specialty Civil segment operates throughout the U.S. and specializes in a range of services that include:

•Environmental remediation services such as site development, environmental site closure, outsourced contract mining and coal ash management services.
•Rail infrastructure services such as planning, design, procurement, construction and maintenance of infrastructure projects for major railway and intermodal facilities.

•Heavy civil construction services such as road and bridge construction, specialty paving, industrial maintenance and other local, state and government projects.

Segment Revenue

    Revenue by segment was as follows:

	For the years ended December 31,
(in thousands)	2020		2019		2018
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$1,142,842	65.2%	$834,029	57.1%	$621,628	79.8%
Specialty Civil	610,063	34.8%	625,734	42.9%	157,715	20.2%
Total revenue	$1,752,905	100.0%	$1,459,763	100.0%	$779,343	100.0%

Segment Gross Profit

    Gross profit by segment was as follows:

	For the years ended December 31,
(in thousands)	2020		2019		2018
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$126,919	11.1%	$88,309	10.6%	$16,030	2.6%
Specialty Civil	61,773	10.1%	68,708	11.0%	15,496	9.8%
Total gross profit	$188,692	10.8%	$157,017	10.8%	$31,526	4.0%

Note 15. Related Parties

Credit Support Fees

    The Company had debt facilities and other obligations under surety bonds and stand-by letters of credit under a credit facility that were guaranteed by the two funds that had majority ownership in the Seller. The Company paid a fee for those guarantees based on the total amount outstanding. The Company expensed $0.2 million related to these fees during the year ended December 31, 2018. There was no expenses for credit support fees during the years ended December 31, 2020 and 2019.

Clinton Lease Agreement

    In 2017, the ownership of a building and land was transferred from White to Clinton RE Holdings, LLC (Cayman) (“Cayman Holdings”), a directly owned subsidiary of the Seller. White entered into a lease with Cayman Holdings for use of the building and land. This lease has been classified as an operating lease with monthly payments through 2038. The Company's rent expense related to the lease was $0.7 million for the years ended December 31, 2019 and 2018, respectively.

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

Note 16. Subsequent Event

Offering of Common Stock by Infrastructure and Energy Alternatives, LLC

On February 8, 2021, Infrastructure and Energy Alternatives, LLC, the Company's former Parent, see Note 1. Business, Basis of Presentation and Significant Accounting Policies, sold 8,853,283 shares of Common Stock in an underwritten public offering. Infrastructure and Energy Alternatives, LLC received total gross proceeds of approximately $148.3 million, before deducting underwriting discounts and commissions.

Sale of Series A Preferred Stock and Series B Preferred Stock

On February 9, 2021, Ares and the Ares Parties purchased 17,483 shares of Series A Preferred Stock, 20,000 shares of Series B-1 Preferred Stock and 19,124 shares of Series B-3 Preferred Stock from the Oaktree Parties.

Immediately following the completion of the transactions, our related party shareholders were as follows:

Related Party Shareholders

Type of Equity	Holder	Ownership Percentage
Series A Preferred Stock and Series A Conversion Warrants	Ares	100%
Series B-1 Preferred Stock, Additional 6% Warrants, Warrants at Closing (initial amount issued)	Ares	100%
Series B-2 and B-3 Preferred Stock, Warrants at Closing	Ares	100%
Series B-1 Warrants at Closing (initial amount issued), Exchange Warrants	Oaktree Power Opportunities Fund III Delaware, L.P.	100%

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

    As of December 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded the Company’s internal control over financial reporting was effective as of December 31, 2020.

ITEM 9B. OTHER INFORMATION

Offering of Common Stock by Infrastructure and Energy Alternatives, LLC

On February 8, 2021, Infrastructure and Energy Alternatives, LLC sold 8,853,283 shares of Common Stock in an unwritten public offering. The number of shares sold includes 853,283 shares of Common Stock following the exercise in full of the underwriters’ option to purchase additional shares of Common Stock from Infrastructure and Energy Alternatives, LLC. Infrastructure and Energy Alternatives, LLC received total gross proceeds of approximately $148.3 million, before deducting underwriting discounts and commissions.

We did not sell any shares of Common Stock and did not receive any proceeds from the offering. Peter Jonna’s resignation from our Board became effective upon the closing of the offering.

Sale of Series A Preferred Stock and Series B Preferred Stock

On February 3, 2021, the Ares Parties, Infrastructure and Energy Alternatives, LLC and OT POF IEA Preferred B Aggregator, L.P. (collectively, the “Oaktree Parties”) and Oaktree Power Opportunities Fund III, L.P., entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Ares Parties agreed to purchase all of the Series A Preferred Stock, Series B-1 Preferred Stock and Series B-3 Preferred Stock held by the Oaktree Parties. The transactions under the Securities Purchase Agreement were completed on February 9, 2021, and the Ares Parties purchased 17,482.50 shares of Series A Preferred Stock, 20,000 shares of Series B-1 Preferred Stock and 19,123.87 shares of Series B-3 Preferred Stock from the Oaktree Parties.

Immediately following the completion of the transactions under the Securities Purchase Agreement, the Ares Parties own:

•17,482.50 shares of our Series A Preferred Stock (constituting all of the issued and outstanding Series A Preferred Stock);
•50,000 shares Series B-1 Preferred Stock (constituting all of the issued and outstanding Series B-1 Preferred Stock);
•50,000 shares of Series B-2 Preferred Stock (constituting all of the issued and outstanding Series B-2 Preferred Stock);
•99,123.87 shares of Series B-3 Preferred Stock (constituting 99.6% of the 99,473.87 issued and outstanding Series B-3 Preferred Stock); and
•Warrants to purchase 5,996,310 shares of Common Stock.

Immediately following the completion of the transactions under the Securities Purchase Agreement and giving effect to the offering of Common Stock by Infrastructure and Energy Alternatives, LLC, the Oaktree Parties and their affiliates own 1,992,121 shares of Common Stock and warrants to purchase 1,675,757 shares of Common Stock. Subject to the terms of a lock-up agreement entered into in connection with the underwritten offering, Infrastructure and Energy Alternatives, LLC has informed us it intends to distribute to its members, pro rata in accordance with such member’s ownership interest in the Infrastructure and Energy Alternatives, LLC and the governing documents of Infrastructure and Energy Alternatives, LLC, a combination of (i) the proceeds from the transactions governed by the Securities Purchase Agreement, (ii) the cash proceeds from the offering and (iii) our securities (which may include Common Stock and warrants exercisable for Common Stock) held by Infrastructure and Energy Alternatives, LLC.

PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's annual meeting of shareholders (the “2021 Proxy Statement”) within 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required under this Item 10 is incorporated by reference to our 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this Item 11 is incorporated by reference to our 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

    The information required under this Item 12 is incorporated by reference to our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required under this Item 13 is incorporated by reference to our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required under this Item 14 is incorporated by reference to our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)    The Company has filed the following documents as part of this Annual Report on Form 10-K:

1.Financial Statements - the Company's consolidated financial statements, notes to those consolidated financial statements and the report of the Company's independent registered public accounting firm related to the consolidated financial statements are set forth under Item 8. Financial Statements and Supplementary Data.
2.Financial Statement Schedules - All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.
3.Exhibits - see below.

    The following is a complete list of exhibits filed as part of this Annual Report, some of which are incorporated herein by reference from certain other of the Company's reports, registration statements and other filings with the SEC, as referenced below:

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

4.16	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.20 of the Company's Current Report on Form S-3 (File No. 001-37796) filed December 4, 2020).
4.17	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.22 of the Company's Current Report on Form S-3 (File No. 001-37796) filed December 4, 2020).
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

10.22

First Amendment to the Third Amended and Restated Credit and Guarantee Agreement, dated as of October 30, 2020, by and among the Company, IEA Intermediate Holdco, LLC, IEA Energy Services LLC, the Subsidiary Guarantors party thereto, Jefferies Finance LLC, as administrative agent and as collateral agent, KeyBank National Association, as the revolving agent, an issuing bank and a revolving lender, the other revolving lenders and the financial institutions party thereto, as incremental lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 4, 2020).

10.23†^
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.24
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

10.25†
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

10.28†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on June 3, 2019).

10.29†
Form of Time Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.30†
Form of Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.31
Form of Amended and Restated Performance Based Restricted Stock Unit Award Agreement (2020 Grants) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 19, 2020).

10.32
Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.33
Amended and Restated Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on May 7, 2020).

10.34†
Employment Agreement dated as of January 25, 2018, between IEA Energy Services LLC, a Delaware limited liability company, and John Paul Roehm (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.35†
Amended and Restated Employment Agreement, dated as of November 5, 2020, between IEA Energy Services LLC and J.P. Roehm (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on November 9, 2020.

10.36†
Employment Agreement dated as of January 25, 2018, between IEA Energy Services LLC, a Delaware limited liability company, and Andrew D. Layman (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.37†
Employment Agreement, dated as of July 17, 2018, between IEA Energy Services, LLC and Bharat Shah (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on November 8, 2018).

10.38*†
Employment Agreement, dated as of January 7, 2019, between IEA Energy Services, LLC and Gil Melman (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No. 001-37796) filed with the Securities Exchange Commission on March 14, 2019).

10.39*†
Amended and Restated Employment Agreement, dated as of November 5, 2020, between IEA Energy Services LLC and Gil Melman (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on November 9, 2020.

10.40†
Employment Agreement, dated as of August 8, 2019, between IEA Energy Services, LLC and Michael Stoecker (incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.41†
Amended and Restated Employment Agreement, dated as of November 5, 2020, between IEA Energy Services LLC and Michael Stoecker (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on November 9, 2020.

10.42
Equity Commitment Agreement, by and among Infrastructure and Energy Alternatives, Inc. and the Commitment Parties thereto, dated as of May 14, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on May 15, 2019).

10.43
Equity Commitment Agreement, dated August 13, 2019, by and among Infrastructure and Energy Alternatives, Inc., the Commitment Parties thereto and Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.44
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

10.45
Amended and Restated Equity Commitment Agreement, dated May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc. and the commitment parties thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.46
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

10.47
Amendment to the Equity Commitment Agreement, dated as of May 6, 2020, by and among the Company, each Commitment Party (as defined in the Equity Commitment Agreement), Oaktree Power Opportunities Fund III Delaware, L.P., Infrastructure and Energy Alternatives, LLC, and OT POF IEA Preferred B Aggregators, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on May 7, 2020).

10.48

Second Amendment to the Equity Commitment Agreement, dated as of July 22, 2020, by and among the Company, Ares Special Situations Fund IV, L.P., ASOF Holdings I, L.P., Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P., and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Reprot on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on July 24, 2020.

10.49
Voting Agreement, dated as of May 20, 2019, by and between Infrastructure and Energy Alternatives, Inc. and M III Sponsor I LLC (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.50
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

10.51
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

10.52
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

10.53
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

10.54
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

10.55
Vice Chairman Letter Agreement with Derek Glanvill (incorporated by reference to Exhibit 10.49 of the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235280) filed with the Securities Exchange Commission on January 29, 2020).

10.56
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

10.57
Waiver Agreement, dated as of January 23, 2020, by and among Ares Management, LLC (on behalf of its affiliated funds, investment vehicles and/or managed accounts) and Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on January 27, 2020).

10.58
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

10.59*†
Letter Agreement, dated March 5, 2020, by and between Infrastructure and Energy Alternatives, Inc. and Pete Moerbeek (incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K (File No. 001-37796) filed with eh Securities Exchange Commission on March 12, 2020).

10.60*†
Employment Agreement, dated as of August 6, 2020, between IEA Energy Services, LLC and Peter Moerbeek (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 10, 2020).

10.61*†
Separation Agreement and General Release, dated March 11, 2020, by and between Infrastructure and Energy Alternatives, Inc. and Andrew Layman (incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K (File No. 001-37796) filed with the Securities and Exchange Commission on March 12, 2020).

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

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC. (Registrant)

Dated: March 8, 2021	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JP Roehm	President, Chief Executive Officer and Director	March 8, 2021
Name: JP Roehm		(Principal executive officer)

By:	/s/ Peter J. Moerbeek	Executive Vice President, Chief Financial Officer	March 8, 2021
Name: Peter J. Moerbeek		(Principal financial and accounting officer)

By:	/s/ Derek Glanvill	Director and Chairman	March 8, 2021
Name: Derek Glanvill

By:	/s/ Charles Garner	Director	March 8, 2021
Name: Charles Garner

By:	/s/ Terence Montgomery	Director	March 8, 2021
Name: Terence Montgomery

By:	/s/ Matthew Underwood	Director	March 8, 2021
Name: Matthew Underwood

By:	/s/ John Eber	Director	March 8, 2021
Name: John Eber

By:	/s/ Michael Della Rocca	Director	March 8, 2021
Name: Michael Della Rocca

By:	/s/ Laurene Mahon	Director	March 8, 2021
Name: Laurene Mahon