Form 10-Q
period 2021-03-31
Infrastructure & Energy Alternatives, Inc.
filed 2021-05-10
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Number of shares of Common Stock outstanding as of the close of business on May 10, 2021: 24,847,908.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$95,173	$164,041
Accounts receivable, net	171,306	163,793
Contract assets	146,696	145,183
Prepaid expenses and other current assets	46,656	19,352
Total current assets	459,831	492,369

Property, plant and equipment, net	127,264	130,746
Operating lease assets	34,994	36,461
Intangible assets, net	23,818	25,434
Goodwill	37,373	37,373
Company-owned life insurance	4,519	4,250
Deferred income taxes	4,461	2,069
Other assets	436	438
Total assets	$692,696	$729,140

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$86,826	$104,960
Accrued liabilities	116,793	129,594
Contract liabilities	141,420	118,235
Current portion of finance lease obligations	24,728	25,423
Current portion of operating lease obligations	8,779	8,835
Current portion of long-term debt	2,379	2,506
Total current liabilities	380,925	389,553

Finance lease obligations, less current portion	27,053	32,146
Operating lease obligations, less current portion	27,736	29,154
Long-term debt, less current portion	160,229	159,225
Debt - Series B Preferred Stock	175,164	173,868
Warrant obligations	9,500	9,200
Deferred compensation	8,039	8,672
Total liabilities	$788,646	$801,818

Commitments and contingencies:

Series A Preferred Stock, par value, $0.0001 per share; 1,000,000 shares authorized; 17,483 shares and 17,483 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	17,483	17,483

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 150,000,000 and 150,000,000 shares authorized; 23,348,353 and 21,008,745 shares issued and 23,348,353 and 21,008,745 outstanding at March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid in capital	32,467	35,305
Accumulated deficit	(145,902)	(125,468)
Total stockholders' deficit	(113,433)	(90,161)
Total liabilities and stockholders' deficit	$692,696	$729,140
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$276,412	$358,163
Cost of revenue	259,871	325,122
Gross profit	16,541	33,041

Selling, general and administrative expenses	24,846	29,484
Loss income from operations	(8,305)	3,557

Other income (expense), net:
Interest expense, net	(14,359)	(16,065)
Other expense	(162)	(1,102)
Loss before benefit for income taxes	(22,826)	(13,610)

Benefit for income taxes	2,392	867

Net loss	$(20,434)	$(12,743)
Less: Convertible Preferred Stock dividends	(656)	(766)
Net loss available for common stockholders	$(21,090)	$(13,509)

Net loss per common share - basic	(0.91)	(0.66)
Net loss per common share - diluted	(0.91)	(0.66)
Weighted average shares - basic	23,057,731	20,522,216
Weighted average shares - diluted	23,057,731	20,522,216

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Equity (Deficit)
	Shares	Par Value		Shares	Cost

Balance at December 31, 2019	20,461	$2	$17,167	(14)	$(76)	$(126,196)	$(109,103)
Net loss	—	—	—	—	—	(12,743)	(12,743)
Share-based compensation	—	—	1,113	—	—	—	1,113
Equity plan compensation	240	—	280	(38)	(84)	—	196
Series B Preferred Stock - Warrants at close	—	—	15,631	—	—	—	15,631
Series A Preferred dividends	—	—	(766)	—	—	—	(766)
Balance at March 31, 2020	20,701	$2	$33,425	(52)	$(160)	$(138,939)	$(105,672)

Balance at December 31, 2020	21,009	$2	$35,305	—	$—	$(125,468)	$(90,161)
Net loss	—	—	—	—	—	(20,434)	(20,434)
Earnout Shares	1,803	—	—	—	—	—	—
Share-based compensation	—	—	727	—	—	—	727
Equity plan compensation	521	—	(2,909)	—	—	—	(2,909)
Exercise of warrants	15	—	—	—	—	—	—
Series A Preferred dividends	—	—	(656)	—	—	—	(656)
Balance at March 31, 2021	23,348	$2	$32,467	—	$—	$(145,902)	$(113,433)

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,434)	$(12,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,799	11,888
Warrant liability fair value adjustment	300	1,057
Amortization of debt discounts and issuance costs	2,859	2,237
Share-based compensation expense	727	1,113
Deferred compensation	—	(1,371)
Accrued dividends on Series B Preferred Stock	—	7,959
Deferred income taxes	(2,392)	(1,080)
Other, net	(902)	733
Change in operating assets and liabilities:
Accounts receivable	(7,513)	48,931
Contract assets	(1,513)	(14,548)
Prepaid expenses and other assets	(27,304)	(5,212)
Accounts payable and accrued liabilities	(31,593)	(104,760)
Contract liabilities	23,186	(8,381)
Net cash used in operating activities	(53,780)	(74,177)

Cash flow from investing activities:
Company-owned life insurance	(269)	599
Purchases of property, plant and equipment	(3,920)	(2,231)
Proceeds from sale of property, plant and equipment	667	1,719
Net cash (used in) provided by investing activities	(3,522)	87

Cash flows from financing activities:
Proceeds from long-term debt	—	46,000
Payments on long-term debt	(686)	(55,853)
Payments on finance lease obligations	(7,971)	(5,781)
Proceeds from issuance of Series B Preferred Stock	—	350
Proceeds of issuance of employee stock awards	—	196
Shares repurchased for tax withholding on release of restricted stock units	(2,909)	—
Net cash used in financing activities	(11,566)	(15,088)

Net change in cash and cash equivalents	(68,868)	(89,178)

Cash and cash equivalents, beginning of the period	164,041	147,259

Cash and cash equivalents, end of the period	$95,173	$58,081

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosures:
Cash paid for interest	10,691	6,053
Cash (received) for income taxes	(290)	(229)
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	2,183	2,806
Acquisition of assets/liabilities through operating lease	1,101	2,732
Series A Preferred dividends declared	656	766

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

    The unaudited condensed consolidated financial statements include the accounts of IEA and its wholly-owned domestic and foreign subsidiaries. The Company occasionally forms joint ventures with unrelated third parties for the execution of single contracts or projects. The Company assesses its joint ventures to determine if they meet the qualifications of a variable interest entity (“VIE”) in accordance with Accounting Standard Codification (“ASC”) Topic 810, Consolidation. For construction joint ventures that are not VIEs or fully consolidated but for which the Company has significant influence, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, see Note 11. Joint Ventures.
In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.

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

    Revenue derived from projects billed on a fixed-price basis totaled 96.2% and 96.0% of consolidated revenue from operations for the three months ended March 31, 2021 and 2020, respectively. Revenue and related costs for contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 3.8% and 4.0% of consolidated revenue from operations for the three months ended March 31, 2021 and 2020, respectively.

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
Performance Obligations
    A performance obligation is a contractual promise to transfer a distinct good or service to the customer and is the unit of account under ASC Topic 606. The transaction price of a contract is allocated to distinct performance obligations and recognized as revenue when or as the performance obligations are satisfied. The Company’s contracts often require significant integrated services and, even when delivering multiple distinct services, are generally accounted for as a single performance obligation. Contract amendments and change orders are generally not distinct from the existing contract due to the significant integrated service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. With the exception of certain Specialty Civil service contracts, the majority of the Company’s performance obligations are generally completed within one year.
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
    Remaining performance obligations represent the amount of unearned transaction prices for contracts, including approved and unapproved change orders. As of March 31, 2021, the amount of the Company’s remaining performance obligations was $1,627.5 million. The Company expects to recognize approximately 67.7% of its remaining performance obligations as revenue during the next twelve months. Revenue recognized from performance obligations satisfied in previous periods was $0.4 million and $(2.0) million for the three months ended March 31, 2021 and 2020, respectively.
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
    As of March 31, 2021 and December 31, 2020, the Company included approximately $42.8 million and $52.6 million, respectively, of unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final change order approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
Disaggregation of Revenue
    The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts the nature, amount, timing and uncertainty of its revenue:

(in thousands)	Three Months Ended
	March 31, 2021	March 31, 2020
Renewables Segment
Wind	$146,858	$248,537
Solar	33,516	209
	$180,374	$248,746

Specialty Civil Segment
Heavy civil	$48,871	$41,222
Rail	26,868	47,057
Environmental	20,299	21,138
	$96,038	$109,417
Concentrations
    The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %
	Three Months Ended		Accounts Receivable %
	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020
Company A (Renewables Segment)	*	11.5%	*	*
Company B (Renewables Segment)	*	11.1%	*	*
* Amount was not above 10% threshold

Construction Joint Ventures

Certain contracts are executed through joint ventures. The arrangements are often formed for the execution of single contracts or projects and allow the Company to share risks and secure specialty skills required for project execution.

In accordance with ASC Topic 810, Consolidation the Company assesses its joint ventures at inception to determine if any meet the qualifications of a VIE. The Company considers a joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the joint venture is a VIE.

The Company also evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. When the Company is determined to be the primary beneficiary, the VIE is consolidated. In accordance with ASC 810, management’s assessment of whether the Company is the primary beneficiary of a VIE is performed continuously.

Construction joint ventures that do not involve a VIE, or for which the Company is not the primary beneficiary, are evaluated for consolidation under the voting interest model that considers whether the Company owns or controls more than 50% of the voting interest in the joint venture. For construction joint ventures that are not consolidated but for which the Company has significant influence, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. See Note 11. Joint Ventures for additional discussion regarding joint ventures.

Recently Adopted Accounting Standards - Guidance Adopted in 2020

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis. The Company adopted the standard on January 1, 2021 on a prospective basis, which did not have an impact on our disclosures for income taxes.

Recently Issued Accounting Standards Not Yet Adopted

    In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade accounts receivables. The expected credit loss methodology under ASU 2016-13 is based on historical experience, current conditions and reasonable and supportable forecasts, and replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP. The ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the new standard but do not expect it to have a material impact on our estimate of the allowance for uncollectable accounts.

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

The Company believes that the COVID-19 pandemic has not had a material adverse impact on the Company’s financial results for the period ended March 31, 2021. Currently, most of the Company’s construction services are deemed essential under governmental mitigation orders and all of our business segments continue to operate. The Company has issued several notices of force majeure for the purpose of recognizing delays in construction schedules due to COVID-19 outbreaks on certain of its work sites and has also received notices of force majeure from the owners of certain projects and certain subcontractors. Management does not believe that any delays on projects related to these events of force majeure will have a material impact on its results of operations.

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

The effects of the COVID-19 pandemic could affect the Company’s future business activities and financial results, including new contract awards, reduced crew productivity, contract amendments or cancellations, higher operating costs or delayed project start dates or project shutdowns that may be requested or mandated by governmental authorities or others.

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

    Contract assets consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Costs and estimated earnings in excess of billings on uncompleted contracts	$60,132	$51,367
Retainage receivable	86,564	93,816
	$146,696	$145,183

    Contract liabilities consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
Billings in excess of costs and estimated earnings on uncompleted contracts	$141,231	$117,641
Loss on contracts in progress	189	594
	$141,420	$118,235

    Revenue recognized for the three months ended March 31, 2021 that was included in the contract liability balance at December 31, 2020 was approximately $87.8 million.

    Activity in the allowance for doubtful accounts for the periods indicated was as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Allowance for doubtful accounts at beginning of period	$—	$75
Plus: provision for (reduction in) allowance	—	14
Less: write-offs, net of recoveries	—	—
Allowance for doubtful accounts at period end	$—	$89

Note 3. Property, Plant and Equipment, Net

    Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Buildings and leasehold improvements	$4,890	$4,402
Land	17,600	17,600
Construction equipment	197,057	192,402
Office equipment, furniture and fixtures	3,637	3,620
Vehicles	7,426	7,326
	230,610	225,350
Accumulated depreciation	(103,346)	(94,604)
Property, plant and equipment, net	$127,264	$130,746

    Depreciation expense of property, plant and equipment was $9,183 and $8,516 for the three months ended March 31, 2021 and 2020, respectively.

Note 4. Goodwill and Intangible Assets, Net

    The following table provides the changes in the carrying amount of goodwill, by segment:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2020	$3,020	$34,353	$37,373
Adjustments	—	—	—
December 31, 2020	$3,020	$34,353	$37,373
Adjustments	—	—	—
March 31, 2021	$3,020	$34,353	$37,373

Intangible assets consisted of the following as of the dates indicated:

	March 31, 2021				December 31, 2020
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(9,427)	$17,073	4.75 years	$26,500	$(8,481)	$18,019	5 years
Trade name	13,400	(6,655)	6,745	2.75 years	13,400	(5,985)	7,415	3 years
	$53,800	$(29,982)	$23,818		$53,800	$(28,366)	$25,434

Amortization expense associated with intangible assets for the three months ended March 31, 2021 and 2020, totaled $1.6 million and $3.4 million, respectively.

    The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2021 through 2025:

(in thousands)	Remainder of 2021	2022	2023	2024	2025
Amortization expense	$4,849	$6,466	$5,841	$3,785	$2,876

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

    The following table sets forth information regarding the Company's liabilities measured at fair value on a recurring basis:

	March 31, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Private warrants	$—	$1,000	$—	$1,000	$—	$—	$—	$—
Series B Preferred Stock - Anti-dilution warrants	—	—	8,100	8,100	—	—	8,800	8,800
Series B-1 Preferred Stock - Performance warrants	—	—	400	400	—	—	400	400
Total liabilities	$—	$1,000	$8,500	$9,500	$—	$—	$9,200	$9,200

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using Level 3 inputs:

(in thousands)	Series B Preferred Stock - Anti-dilution warrants	Series B-1 Preferred Stock - Performance warrants
Beginning Balance, December 31, 2020	$8,800	$400
Fair value adjustment - loss (gain) recognized in other income	(700)	—
Ending Balance, March 31, 2021	$8,100	$400

In 2019, the Company entered into three equity purchase agreements and issued Series B Preferred Stock as discussed in Note 6. Debt and Series B Preferred Stock. The agreements require that on the conversion of any of the Convertible Series A Preferred Stock to common shares, the Series B Preferred Stock will receive additional warrants (Anti-dilution Warrants) to purchase common shares at a price of $0.0001 per share. The agreements also require that if the Company fails to meet a certain Adjusted EBITDA (as that term is defined in the agreements) threshold on a trailing twelve-month basis from May 31, 2020 through April 30, 2021, the Series B Preferred Stock will receive additional warrants (Performance Warrants) to purchase common shares at $0.0001 per share. On May 20, 2019, the conversion rights for the Series A Preferred Stock were amended to allow the holders of Series A Preferred Stock to convert all or any portion of Series A Preferred Stock outstanding into common stock at any point in time.

    The information below describes the balance sheet classification and the recurring fair value measurement for these requirements:

Private Warrants (recurring) - The Company has 295,000 private warrants that are not actively traded on the public markets and the Company adjusts the fair value at the end of each fiscal period using the price on that date multiplied by the remaining private warrants. The Private warrants were recorded as Warrant obligations at the end of the quarter and the fair value adjustment was recorded as other expense for the three months ended March 31, 2021. For further discussion see Note 8. Earnings Per Share.

    Series B Preferred Stock - Anti-dilution Warrants (recurring) - The number of common shares attributable to the warrants issued to Series B Preferred Stockholders upon conversion by Series A Preferred Stockholders is determined on a 30-day volume weighted average. The Anti-dilution warrant liability was valued using the stock price at the end of the quarter and were recorded as a liability.

    Series B-1 Preferred Stock - Performance Warrants (recurring) - The warrant liability was recorded at fair value as a liability, using a Monte Carlo Simulation based on certain significant unobservable inputs, such as a risk rate premium, Adjusted EBITDA volatility, stock price volatility and projected Adjusted EBITDA for the Company.

    Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the outstanding recorded balance on the line of credit and long-term debt, approximates fair value due to their floating interest rates.

Note 6. Debt and Series B Preferred Stock

    Debt consisted of the following obligations as of:

(in thousands)	March 31, 2021	December 31, 2020

Term loan	$173,345	$173,345
Commercial equipment notes	4,897	5,582
Total principal due for long-term debt	178,242	178,927
Unamortized debt discount and issuance costs	(15,634)	(17,196)
Less: Current portion of long-term debt	(2,379)	(2,506)
Long-term debt, less current portion	$160,229	$159,225

Debt - Series B Preferred Stock	$185,998	$185,396
Unamortized debt discount and issuance costs	(10,834)	(11,528)
Long-term Series B Preferred Stock	$175,164	$173,868

The weighted average interest rate for the term loan as of March 31, 2021 and December 31, 2020, was 6.95% and 7.00%, respectively.

Debt Covenants
    The term loan is governed by the terms of the Third A&R Credit Agreement, dated May 2019, which include customary affirmative and negative covenants and provide for customary events of default, including, nonpayment of principal or interest and failure to timely deliver financial statements. Under the Third A&R Credit Agreement, the financial covenant provides that the First Lien Net Leverage Ratio (as defined therein) may not exceed 2.75:1.0, for the four fiscal quarters ending December 31, 2021, and for all subsequent quarters, 2.25:1.0.

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

Debt - Series B Preferred Stock
The Series B Preferred Stock is a mandatorily redeemable financial instrument under ASC Topic 480 and has been recorded as a liability using the effective interest rate method for each tranche. The mandatory redemption date for all tranches of the Series B Preferred Stock is February 15, 2025.

The Series B Preferred Stock requires quarterly dividend payments calculated at a 12% annual rate on all outstanding Series B Preferred Stock when the Company’s First Lien Net Leverage Ratio (as defined in the Third A&R Credit Agreement) is less than or equal to 1.50:1.0 and a 13.5% rate if the ratio if greater. The Series B Preferred Stock agreements allow the Company to accrue, but not pay, the dividends at a 15.0% annual rate. Accrued dividends increase the amount of Series B Preferred Stock. Accrued dividends were $18.3 million at March 31, 2021 and December 31, 2020, respectively. Dividend payments are not deductible in calculating the Company’s federal and state income taxes.

Contractual Maturities

    Contractual maturities of the Company's outstanding principal on debt obligations as of March 31, 2021:

(in thousands)	Maturities
Remainder of 2021	$1,821
2022	16,938
2023	29,986
2024	129,368
2025	129
Thereafter	—
Total contractual maturities	$178,242

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

Finance Leases

    The Company has obligations, exclusive of associated interest, under various finance leases for equipment totaling $51.8 million and $57.6 million at March 31, 2021 and December 31, 2020, respectively. Gross property under this capitalized lease agreement at March 31, 2021 and December 31, 2020, totaled $129.7 million and $128.0 million, less accumulated depreciation of $60.7 million and $55.1 million, respectively, for net balances of $69.0 million and $72.9 million, respectively. Depreciation expense for assets held under the finance leases is included in cost of revenue in the condensed consolidated statements of operations.

    The future minimum payments of finance lease obligations are as follows:

(in thousands)
Remainder of 2021	$19,994
2022	21,996
2023	7,267
2024	3,264
2025	1,799
Thereafter	78
Future minimum lease payments	54,398
Less: Amount representing interest	(2,617)
Present value of minimum lease payments	51,781
Less: Current portion of finance lease obligations	24,728
Finance lease obligations, less current portion	$27,053

Operating Leases

    In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facilities, vehicles and equipment. The Company has obligations, exclusive of associated interest, totaling $36.5 million and $38.0 million at March 31, 2021 and December 31, 2020, respectively. Property under these operating lease agreements at March 31, 2021 and December 31, 2020, totaled $35.0 million and $36.5 million, respectively.

    The Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements are listed in the following table as variable lease costs.

    The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)
Remainder of 2021	$8,435
2022	9,753
2023	7,347
2024	3,532
2025	1,751
Thereafter	18,899
Future minimum lease payments	49,717
Less: Amount representing interest	(13,202)
Present value of minimum lease payments	36,515
Less: Current portion of operating lease obligations	8,779
Operating lease obligations, less current portion	$27,736

Lease Information

	Three Months Ended
	March 31, 2021	March 31, 2020

Finance Lease cost:
Amortization of right-of-use assets	$5,835	$5,697
Interest on lease liabilities	817	1,186
Operating lease cost	3,394	3,478
Short-term lease cost	23,604	21,635
Variable lease cost	1,247	960
Sublease Income	(33)	(33)
Total lease cost	$34,864	$32,923

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$817	$1,186
Operating cash flows from operating leases	$3,245	$3,342
Weighted-average remaining lease term - finance leases	2.41 years	2.73 years
Weighted-average remaining lease term - operating leases	8.17 years	8.02 years
Weighted-average discount rate - finance leases	6.18%	6.49%
Weighted-average discount rate - operating leases	7.00%	7.14%

Letters of Credit and Surety Bonds

    In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2021, and December 31, 2020, the Company was contingently liable under letters of credit issued under its Third A&R Credit Agreement, in the amount of $22.0 million and $7.8 million, respectively, related to projects and insurance. In addition, as of March 31, 2021 and December 31, 2020, the Company had outstanding surety bonds on projects of $3.0 billion and $2.8 billion, respectively.

Note 8. Earnings Per Share

    The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares of common stock outstanding during the period.

    Income (loss) available to common stockholders is computed by deducting the dividends accrued for the period on cumulative preferred stock from net income and net income allocated to participating securities. If there is a net loss, the amount of the loss is increased by those preferred dividends.

    Diluted EPS assumes the dilutive effect of (i) Series A cumulative convertible preferred stock, using the if-converted method, (ii) publicly traded warrants, (iii) Series B Preferred Stock - Warrants and (iv) the assumed exercise of in-the-money stock options and the assumed vesting of outstanding restricted stock units (“RSUs”), using the treasury stock method.

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

The calculations of basic and diluted EPS, are as follows:

	Three Months Ended
	March 31,
($ in thousands, except per share data)	2021	2020
Numerator:
Net loss	$(20,434)	$(12,743)
Less: Convertible Preferred Stock dividends	(656)	(766)
Net loss available to common stockholders	(21,090)	(13,509)

Denominator:
Weighted average common shares outstanding - basic and diluted	23,057,731	20,522,216

Anti-dilutive:
Convertible Series A Preferred	1,628,269	6,553,041
Merger Warrants (1)	3,074,481	—
Series B Preferred - Warrants (2)	7,684,057	7,675,325
Options (3)	426,824	—
RSUs (3)	1,958,045	1,456,359

Basic EPS	(0.91)	(0.66)
Diluted EPS	(0.91)	(0.66)

(1)     As of March 31, 2020, Merger Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were not considered as dilutive as the warrants’ exercise price was not greater than the average market price of the common stock during the period. As of March 31, 2021, these warrants were calculated using the treasury stock method and were anti-dilutive.

(2)     Series B Preferred - Warrants are considered as participating securities because the holders are entitled to participate in any distributions similar to that of common shareholders.

(3)    As of March 31, 2020, there were 591,860 of vested and unvested options and 141,248 unvested RSUs, respectively. These were also not considered as dilutive as the respective exercise price or average stock price required for vesting of such awards was greater than the average market price of the common stock during the period.
Merger Warrants

On August 4, 2015, M III formed a Special Purpose Acquisition Corporation and issued public and private warrants before the Merger with the Company. As of March 31, 2021, the Company had 16,925,160 Merger Warrants outstanding, of which 295,000 are considered private warrants. Two Merger Warrants, such warrants will be exercisable for one share of our Common Stock at $11.50 per share until the expiration on March 26, 2023. For further discussion about the valuation of the private warrants see Note 5. Fair Value of Financial Instruments.

Series B Preferred Stock Anti-dilution Warrants

The Company also had the following potential outstanding warrants related to the Series B Preferred Stock issuance.

•At March 31, 2021, a total of 495,762 warrants calculated on an if-converted method for the conversion                 of shares related to the outstanding Series A Preferred Stock. As discussed in Note 5. Fair Value of Financial

Instruments, these warrants are recorded as a liability. These warrants are not included in the weighted average share calculation as the contingent event (conversion of Series A Preferred Stock) had not occurred at the end of the quarter.

•The second set of additional warrants would be issued if the exercise of any warrant with an exercise price of $11.50 or higher.

•The final set of additional warrants would be issued if the exercise of any equity issued pursuant to the Company’s long term incentive plan or other equity plan with a strike price of $11.50 or higher.

Series A Preferred Stock

    As of March 31, 2021, we had 17,483 shares of Series A Preferred Stock with a stated value of $1,000 per share plus accumulated dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

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

    As of March 31, 2021, the Company has accrued a cumulative of $5.0 million in dividends to the holder of Series A Preferred Stock as a reduction to additional paid-in capital.

Stock Compensation

    Under guidance of ASC Topic 718 “Compensation — Stock Compensation,” stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award).

    The fair value of the RSUs was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the three months ended March 31, 2021 and 2020, we recognized $0.7 million and $1.1 million in compensation expense, respectively.

Note 9. Income Taxes

    The Company’s statutory federal tax rate was 21.00% for the periods ended March 31, 2021 and 2020, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 12.0%. A small number of states do not impose an income tax.

    The effective tax rates for the three months ended March 31, 2021 and 2020 were 10.5% and 6.4%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent differences related to the interest accrued for the Series B Preferred Stock and executive compensation, which are not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended March 31, 2021 and 2020.

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic to provide employment retention incentives. We do not believe that these relief measures materially affect the condensed consolidated financial statements for the last three quarters of 2020.

The Company has also made use of the payroll deferral provision to defer social security tax of approximately $13.6 million through December 31, 2020. Half of this amount is required to be paid on December 31, 2021 and the other half by December 31, 2022.

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

Segment Revenue

    Revenue by segment was as follows:

	Three Months Ended March 31,
(in thousands)	2021		2020
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$180,374	65.3%	$248,746	69.5%
Specialty Civil	96,038	34.7%	109,417	30.5%
Total revenue	$276,412	100.0%	$358,163	100.0%

Segment Gross Profit

    Gross profit by segment was as follows:

	Three Months Ended March 31,
(in thousands)	2021		2020
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$12,180	6.8%	$25,829	10.4%
Specialty Civil	4,361	4.5%	7,212	6.6%
Total gross profit	$16,541	6.0%	$33,041	9.2%

Note 11. Joint Ventures

As of March 31, 2021, the Company did not have any VIEs but did have one joint venture that used the proportionate consolidation method at 25% ownership. The following balances were included in the condensed consolidated financial statements:

(in thousands)	March 31, 2021
Assets
Cash	$5,455
Accounts receivable	3,963
Contract assets	1,446

Liabilities
Accounts payable	$3,461
Contract liabilities	7,403

Three Months Ended
March 31, 2021
Revenue	$4,501
Cost of revenue	4,501

Note 12. Related Party Transactions

On February 9, 2021, Ares Management, LLC, on behalf of its affiliated funds, investment vehicles and/or managed accounts (“Ares”) purchased the outstanding Series B Preferred Stock and Series A Preferred Stock from funds managed by Oaktree Capital Management (“Oaktree”). As of March 31, 2021, Ares currently holds all of the outstanding Series B Preferred Stock, except for 350 shares, and all of the outstanding Series A Preferred Stock.

Related Party Shareholders

Type of Equity	Holder	Ownership Percentage
Series A Preferred Stock and Series A Conversion Warrants	Ares	100%
Series B-1 Preferred Stock, Performance Warrants, Warrants at Closing (initial amount issued)	Ares	100%
Series B-1 Warrants at Closing (initial amount issued), Exchange Warrants	Oaktree Power Opportunities Fund III Delaware, L.P.	100%
Series B-2 and B-3 Preferred Stock, Warrants at Closing	Ares	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “seek,” “target,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this Quarterly Report, regarding expectations for the impact of the COVID-19 pandemic, future financial performance, business strategies, expectations for our business, future operations, liquidity positions, availability of capital resources, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements.

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
•our beliefs regarding the state of the renewable wind energy market generally; and
•the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2020, and in our quarterly reports, other public filings and press releases.

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

    We are actively monitoring the COVID-19 pandemic, including disease progression, vaccine response and availability, federal, state and local government actions, the Center for Disease Control (“CDC”) and World Health Organization (“WHO”) responses, supplier and supply chain risks, and prevention and containment measures to maintain business operations. As the COVID-19 pandemic and the responses by federal, state and local governments continue to evolve, we continue to make adjustments to our practices and policies to protect the health of our employees and those we work with at our projects and office locations, while continuing to provide our essential construction services to our clients.

    We believe that the foregoing actions have significantly reduced the Company’s exposure to the effects of COVID-19, including our workforce’s exposure to infection from COVID-19. As of today, we have had a low incidence of infection in our workforce. As vaccines become increasingly available to our workforce, clients and their families, we are evaluating and redoing protocols as management deems appropriate and based on federal, state and local government recommendations and policies.

We have noticed an impact of COVID-19 in adding new projects to our backlog. Our bidding activity continues at very high levels, but the final approval process for some projects, especially in our Specialty Segment, has been slowed due to COVID-19. Despite that, we were able to maintain a relatively consistent total backlog for March 31, 2021 compared to December 31, 2020.

We are unable to predict whether COVID-19 will continue to negatively impact the construction business and the degree of such impact as more of the population becomes vaccinated. We do not believe that COVID-19 is having a negative impact on our liquidity. We could see a change in this status if we experience future work stoppages at our projects which would prevent us from billing customers for new work performed. If the federal, state and local governments proceed with more restrictive measures, and our customers determine to stop work or terminate projects, these actions would negatively impact our business, results of operations, liquidity and prospects. In addition, the Company is unable to predict any changes in the market for bonding by our sureties.

Current Quarter Financials

Historically, our revenues and profitability are lowest in the first quarter of the year as inclement weather can create challenging work environments that are more costly for our customers or cause delays on projects. These seasonal patterns mean that revenues tend to be lowest in the first quarter with increases in the second and third quarters and some decline in the fourth quarter. In 2020, that traditional seasonality did not occur. To ensure renewables projects would qualify for the then-anticipated step down in the production tax credit, customers initiated several projects in the fourth quarter of 2019. The early mobilization and favorable weather conditions resulted in record first quarter revenue in 2020, strong second and third quarter performance, and a reduction in the 2020 fourth quarter as projects were completed earlier in the year.

For 2021, revenues are expected to revert to the traditional seasonality with the lowest revenues in the first quarter and increasing revenues for the next quarters. The change in seasonality makes for challenging comparisons between the first quarters of 2020 and 2021.
Key financial results for the quarter ended March 31, 2021 include:

•Backlog increased 29.3%, or $606.3 million to $2.7 billion as compared to $2.1 billion for the quarter ended March 31, 2020.

•Consolidated revenues decreased 22.8% to $276.4 million as compared to $358.2 million for the quarter ended March 31, 2020, of which 65.3% was attributable to the Renewables segment and 34.7% was attributable to the Specialty Civil segment;

•Operating income decreased $11.9 million, to a loss of $8.3 million as compared to income of $3.6 million for the quarter ended March 31, 2020; and

•Net income decreased 60.4%, or $7.7 million, to a net loss of $20.4 million as compared to $12.7 million for the quarter ended March 31, 2020;

Trends and Future Opportunities

Renewables Segment

The Renewables segment was impacted by the following significant operational trends:

•In late 2019, the Production Tax Credit (“PTC”) was extended for one year, which increased customer demand to complete construction on more projects for 2020. The extension provided a pull forward of the 2020 quarterly revenue timing.
•The locations of our construction projects in the first quarter of 2020 experienced more favorable weather conditions and early mobilization, which provided for earlier project starts.
•Our consistent, safe and reliable performance with our customers on our wind projects has allowed us to continue to capture further solar opportunities in backlog for the first quarter of 2021.

We have maintained a heavy focus on construction of renewable power production capacity as renewable energy, particularly from wind and solar, has become widely accepted within the electric utility industry and has become a cost-effective solution for the creation of new generating capacity. We believe that this shift coupled with the below, will continue to drive opportunity in this segment over the long-term:

•The current administration has a goal of investing $2 trillion in modern, sustainable, and clean energy infrastructure.

•Renewable energy power generation has reached a level of scale and maturity that permits these technologies to now be cost-effective competitors to more traditional power generation technologies, including on an unsubsidized basis. The most significant changes have been related to increased turbine sizes and better battery storage methods.

•Over 40 states and the District of Colombia have adopted renewable portfolio standards for clean energy.

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

As a result, wind and solar power are among the leading sources of new power generation capacity in the U.S., and the Company does not anticipate this trend to change in the near future as we are continuing to see growth through new awards in our backlog:

(in millions)
Segment	December 31, 2020	New Awards in first quarter 2021(1)	Revenue Recognized in first quarter 2021	Backlog at March 31, 2021(2)
Renewables	$1,513.4	$615.7	$180.4	$1,948.7
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

Specialty Civil Segment

The Specialty Civil segment was impacted by the following significant operational trends:

•The COVID-19 pandemic continues to impact certain aspects of our projects in the rail end markets:

◦negatively impacted the budgets of some of our customers, which led to uncertainty and further delays on portions of our large rail jobs; and

◦increased the timing needed to obtain governmental approvals and environmental permitting that affected the start and bidding opportunities of certain rail projects.

•Competition increased in a few of our end markets, which led to lower margins on certain heavy civil construction projects reducing overall profitability.

•Despite the delays in project starts mentioned above we continued to see a strong bidding environment in the bidding environment for heavy civil construction and environmental remediation for 2021 and had significant awarded projects related to:

◦The environmental remediation market continues to provide opportunities for growth and the Company has been short listed on some very significant project with anticipated start dates in 2021; and

◦The heavy civil construction market continues to be consistent year over year for awarded projects.

We believe that our business relationships with customers in these sectors are excellent and the strong reputation that our acquired companies have built has provided us with the right foundation to continue to grow our revenue base. The drivers to further growing this segment are as follows:

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

Additionally, there is significant overlap in labor, skills and equipment needs between our Renewables segment and our Specialty Civil segment, which we expect will continue to provide us with operating efficiencies as we continue to expand this sector. The Company continues to cross leverage these two segments and continues to see future growth through new awards in our backlog:

(in millions)
Segment	December 31, 2020	New Awards in first quarter 2021(1)	Revenue Recognized in first quarter 2021	Backlog at March 31, 2021(2)
Specialty Civil	$556.1	$267.0	$96.0	$727.1
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

The following table summarizes our backlog by segment as of March 31, 2021 and December 31, 2020:

(in millions)
Segments	March 31, 2021	December 31, 2020
Renewables	$1,948.7	$1,513.4
Specialty Civil	727.1	556.1
Total	$2,675.8	$2,069.5

The Company expects to recognize 69.2% of revenue related to its backlog in the next twelve months.

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

    Backlog is not a term recognized under GAAP, although it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others. See ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K filed with the SEC on March 8, 2021 for a discussion of the risks associated with our backlog.

Significant Factors Impacting Results

Our revenues, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Results of Operations and Forward Looking Statements, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.

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
Our revenue and results of operations for our Specialty Civil segment are also affected by seasonality but to a lesser extent as these projects are more geographically diverse and less impacted by severe weather. While the first and second quarter revenues are typically lower than the third and fourth quarter, the geographical diversity has allowed this segment to be less seasonal over the course of the year.

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

Revenue mix. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Revenue derived from projects billed on a fixed-price basis totaled 96.2% for the three months ended March 31, 2021. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 3.8% of consolidated revenue for the three months ended March 31, 2021.

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

Results of Operations

Three Months Ended March 31, 2021 and 2020

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021		2020

Revenue	$276,412	100.0%	$358,163	100.0%
Cost of revenue	259,871	94.0%	325,122	90.8%
Gross profit	16,541	6.0%	33,041	9.2%
Selling, general and administrative expenses	24,846	9.0%	29,484	8.2%
Income from operations	(8,305)	(3.0)%	3,557	1.0%
Interest expense, net	(14,359)	(5.2)%	(16,065)	(4.5)%
Other expense	(162)	(0.1)%	(1,102)	(0.3)%
Income from continuing operations before income taxes	(22,826)	(8.3)%	(13,610)	(3.8)%
Benefit for income taxes	2,392	0.9%	867	0.2%
Net income	$(20,434)	(7.4)%	$(12,743)	(3.6)%

For a detailed discussion of Revenue and Gross profit see Segment Results, below.

Revenue. Revenue decreased 22.8%, or $81.8 million, in the first quarter of 2021, compared to the same period in 2020.

Gross profit. Gross profit decreased 49.9%, or $16.5 million, in the first quarter of 2021, compared to the same period in 2020. As a percentage of revenue, gross profit was 6.0% in the quarter, as compared to 9.2% in the prior-year period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 15.7%, or $4.6 million, in the first quarter of 2021, compared to the same period in 2020. Selling, general and administrative expenses were 9.0% of revenue in the first quarter of 2021, compared to 8.2% in the same period in 2020. The decrease in selling, general and administrative expenses was primarily driven by:

•Reductions in staff related benefit costs by $5.5 million; and
•Reductions in business travel costs by $0.4 million.

The reductions above were partially offset by expense increases for:

•Outside services fees of $0.6 million related to the secondary offering in the first quarter; and
•Information technology costs of $0.6 related to software licensing.

Interest expense, net. Interest expense, net decreased by $1.7 million, in the first quarter of 2021, compared to the same period in 2020. This decrease was primarily driven by lower effective interest rates on our term loan, partially offset by an increase in the dividend rate of 13.5% on the Company's preferred Series B stock dividend. The increase in rate was due to the Company's net lien leverage ratio being above 1.5:1.0.
Other expense. Other expense decreased by $0.9 million, to $0.2 million in the first quarter of 2021 from $1.1 million for the same period in 2020. This decrease was primarily the result of the impact of a decrease in the warrant liability in the first quarter of 2021. See further discussion in Note 5. Fair Value of Financial Instruments included in Item 1 of this Quarterly Report on Form 10-Q.

Benefit for income taxes. Benefit for income taxes increased $1.5 million, to a benefit of $2.4 million in the first quarter of 2021, compared to $0.9 million for the same period in 2020. The effective tax rates for the period ended March 31, 2021 and 2020 were 10.5% and 6.4%, respectively. The higher effective tax rate in the first quarter of 2021 was primarily attributable to higher permanent differences related to executive compensation, which are not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended March 31, 2021 and 2020.

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

The following table sets forth segment revenues and gross profit for the years indicated, as well as the dollar and percentage change from the prior year:

	Three Months Ended March 31,
(in thousands)	2021		2020
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$180,374	65.3%	$248,746	69.5%
Specialty Civil	96,038	34.7%	109,417	30.5%
Total revenue	$276,412	100.0%	$358,163	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$12,180	6.8%	$25,829	10.4%
Specialty Civil	4,361	4.5%	7,212	6.6%
Total gross profit	$16,541	6.0%	$33,041	9.2%

Renewables Segment Results

Revenue. Renewables revenue was $180.4 million for the quarter ended March 31, 2021 as compared to $248.7 million for the same period in 2020, a decrease of 27.5%, or $68.4 million. The decrease in revenue was primarily due to an increase in customer demand in 2020 from the extension of the PTC credit in 2019, which increased the number of wind projects in construction during the first quarter of 2020, offset by increased growth in the Solar market during 2021:

•The company had 10 projects of greater than $5.0 million of revenue in the first quarter of 2021 compared to 13 projects during the same period in 2020,
•The average value of the 10 projects was $12.9 million in 2021 compared to $17.6 million related to the 13 projects during the same period in 2020, and
•Solar revenue increased $33.3 million for the quarter ended March 31, 2021 when compared to the same period for 2020.

Gross profit. Renewables gross profit was $12.2 million for the quarter ended March 31, 2021 as compared to $25.8 million for 2020, a decrease of 52.8%, or $13.6 million. As a percentage of revenue, gross profit was 6.8% in 2021, as compared to 10.4% in 2020. The decrease was primarily attributable to the timing of the project starts being later in the first quarter of 2021, which led to an increase in unabsorbed equipment and labor costs, compared to the same period in the prior year.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $96.0 million for the quarter ended March 31, 2021 as compared to $109.4 million for 2020, a decrease of 12.2%, or $13.4 million. The decrease in revenue was primarily due to the delay of certain projects in the rail end markets, offset by higher revenue from our construction project mix in the heavy civil market as compared to 2020:

•Rail markets continue to experience a decrease in revenue primarily due to delay in project starts for railroads and lower budgets decreasing bidding opportunities, and
•Offsetting the decrease in revenue was a slight increase in our heavy civil construction mix of projects.

Gross profit. Specialty Civil gross profit was $4.4 million for the quarter ended March 31, 2021 as compared to $7.2 million for 2020, a decrease of 39.5%, or $2.9 million. As a percentage of revenue, gross profit was 4.5% in 2021, as compared to 6.6% in 2020. In the first quarter of 2021, the Company had lower gross margin due to the mix of the projects as there were more heavy civil construction projects, which typically generate lower gross margins than our rail and environmental remediation markets.

Liquidity and Capital Resources

Overview

    Our primary sources of liquidity are cash flows from operations, our cash balances and availability under our Third A&R Credit Agreement. Our primary liquidity needs are for working capital, debt service, dividends on our Series B Preferred Stock, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. As of March 31, 2021, we had approximately $95.2 million in cash, and $53.0 million availability under our Third A&R Credit Agreement.

We anticipate that our existing cash balances, funds generated from operations, and borrowings will be sufficient to meet our cash requirements for the next twelve months. No assurance can be given, however, that these sources will be sufficient, because there are many factors which could affect our liquidity, including some which are beyond our control. Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K filed with the SEC on March 8, 2021 for a discussion of the risks associated with our liquidity.

Capital Expenditures

    For the three months ended March 31, 2021, we incurred $8.0 million in finance lease payments and an additional $3.9 million cash purchases for equipment. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2021. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

    Generally, we receive 5% to 10% cash payments from our customers upon the inception of our Renewable projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of March 31, 2021, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $318.0 million as of March 31, 2021 from $309.0 million as of December 31, 2020, due primarily to timing of project activity, and collection of billings to customers.

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

Sources and Uses of Cash

    Sources and uses of cash are summarized below:

	Three Months Ended March 31,
(in thousands)	2021	2020

Net cash used in operating activities	(53,780)	(74,177)
Net cash (used in) provided by investing activities	(3,522)	87
Net cash used in financing activities	(11,566)	(15,088)

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2021 was $53.8 million, as compared to net cash used by operating activities of $74.2 million over the same period in 2020. The increase in net cash used by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change was primarily attributable to lower payments on payables and accrued liabilities coupled with lower collections of accounts receivable and contract assets due to reduced activity level.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2021 was $3.5 million, as compared to net cash provided by investing activities of $0.1 million over the same period in 2020. The increase in net cash used by investing activities was primarily attributable to an increase in purchases of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2021 was $11.6 million, as compared to net cash provided of $15.1 million over the same period in 2020. The reduction of cash used in financing activities of $3.5 million was primarily attributable to a reduction in net long-term debt transactions.

Series A Preferred Stock

    As of March 31, 2021, we had 17,483 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock had an initial stated value of $1,000 per share (or approximately $17.5 million in the aggregate). Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted and only as, if and when declared by the Board, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

    If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective as of the applicable dividend date without any further action by the Board at 12% per annum. As of March 31, 2021, the Company had increased the initial stated value by $5.0 million in the aggregate rather than pay cash dividends.

    So long as any shares of Series B Preferred Stock of the Company are currently outstanding or from and after the occurrence of any non-payment event or default event and until cured or waived, the foregoing rates will increase by 2% per annum. The Company is currently restricted from paying cash dividends on Series A Preferred Stock because it has outstanding dividends that are accrued on the Series B preferred stock.

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

    Based on the stated value of the Series A Preferred Stock as of March 31, 2021 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $0.6 million on the Series A Preferred Stock. If unpaid, the dividends will accrue at a rate of 12% per annum and increase the stated value of the Series A Preferred Stock. We do not presently expect to pay cash dividends.

Series B Preferred Stock

    As of March 31, 2021, we had 199,474 shares of Series B Preferred Stock issued and outstanding. Each share of Series B Preferred Stock had an initial stated value of $1,000 per share (or approximately $199.5 million in the aggregate). Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid in cash on the Series B Preferred Stock as, if and when declared by our Board. To the extent not prohibited by applicable law, and only as, if and when declared by the Board, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31. For any dividend period that the Total Net Leverage Ratio is greater than 1.50:1.00, the dividend rate is 13.5% per annum; and otherwise at a rate of 12.0% per annum.

    If not paid in cash, dividends will accrue on the stated value and will increase the stated value on Series B Preferred Stock at a rate of 15%. As of March 31, 2021, the unpaid dividends had increased the initial stated value by $18.3 million in the aggregate.

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

    Based on the stated value of the Series B Preferred Stock as of March 31, 2021 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $6.6 million on the Series B Preferred Stock. If not paid the dividends will accrue at a rate of 15% per annum and increase the stated value of the Series B Preferred Stock. Actual decisions regarding payment of cash dividends on the Series B Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

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

•Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning 1 January 2019 and 2020.

•Allowing taxpayers with alternative minimum tax (“AMT”) credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act (“TCJA”).

•Payroll tax deferral.

IEA has also made use of the payroll deferral provision to defer the 6.2% social security tax, or approximately $13.6 million, through December 31, 2020. This amount is required to be paid at 50% on December 31, 2021 and December 31, 2022.

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

Senior Secured Net Leverage Ratio	Applicable Unused Commitment Fee Rate
Less than 1.00:1.00	0.35%
Less than 2.00:1.00 but greater than or equal to 1.00:1.0	0.40%
Less than 3.00:1.00 but greater than or equal to 2.00:1.00	0.45%
Greater than or equal to 3.00:1.00	0.50%

Contractual Obligations

    The following table sets forth our contractual obligations and commitments for the periods indicated as of March 31, 2021.

	Payments due by period
(in thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter

Debt (principal) (1)	178,242	1,821	16,938	29,986	129,368	129	—
Debt (interest) (2)	37,912	9,242	12,020	10,285	6,362	3	—
Debt - Series B Preferred Stock (3)	199,474	—	—	—	—	199,474	—
Dividends - Series B Preferred Stock (4)	119,325	19,585	26,113	26,113	26,113	21,401	—
Finance leases (5)	54,398	19,994	21,996	7,267	3,264	1,799	78
Operating leases (6)	49,717	8,435	9,753	7,347	3,532	1,751	18,899
Total	$639,068	$59,077	$86,820	$80,998	$168,639	$224,557	$18,977
(1)Represents the contractual principal payment due dates on our outstanding debt.
(2)Includes variable rate interest using March 31, 2021 rates.
(3)Represents the mandatorily redeemable debt - Series B Preferred with expected redemption date of February 15, 2025.

(4)Future declared dividends have been included at 12% but payment determination will be evaluated each quarter resulting in differing accumulated dividend rates.
(5)We have obligations, inclusive of associated interest, recognized under various finance leases for equipment totaling $54.4 million at March 31, 2021. Net amounts recognized within property, plant and equipment, net in the condensed consolidated balance sheet under these financed lease agreements at March 31, 2021 totaled $69.0 million.
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

    As of March 31, 2021 and December 31, 2020, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility in the amount of $22.0 million and $7.8 million, respectively, related to projects and insurance.

    As of March 31, 2021 and December 31, 2020, the Company had outstanding surety bonds on projects of $3.0 billion and $2.8 billion, respectively.

Recently Issued Accounting Pronouncements

    See Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the notes to our condensed consolidated financial statements, included in Part I, Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

    We are subject to concentrations of credit risk related to our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. We grant credit under normal payment terms, generally without collateral, and as a result, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened if there is depressed economic and financial market conditions. However, we believe the concentration of credit risk related to billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the lack of concentration and the high credit rating of our customers.

Interest Rate Risk

    Borrowings under the Third A&R Credit Agreement and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding debt balance as of March 31, 2021 was $178.2 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $1.8 million. As of March 31, 2021, we had no derivative financial instruments to manage interest rate risk.
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

    As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A. Risk Factors

    At March 31, 2021, there have been no other material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2021, which is accessible on the SEC's website at www.sec.gov, except as described below.

Item 5. Other Information

2021 Annual Incentive Compensation Program

On May 5, 2021, the Company adopted the 2021 annual incentive compensation program (the “2021 AICP”), which amends and restates the Company’s current amended and restated annual incentive compensation program. The purpose of the 2021 AICP is to encourage excellence and high levels of performance, emphasize safety as a key goal, recognize the contributions of key employees to the overall profitability and safety of the Company, and encourage key employees to cooperate, share information and work together for the overall benefit of the Company and its shareholders.
The 2021 AICP provides for potential cash bonuses to eligible participants based upon achievement of one or more criteria, including:

•earnings, as measured by adjusted EBITDA on a consolidated basis or business unit operating income on a business unit basis;
•growth, as measured by change in year-end backlog;
•cash generation, as measured by free cash flow on a consolidated basis or change in work in progress on a business unit basis; and
•safety, as measured by target total reportable incident rate (“TRIR”) on a consolidated basis or a mix of a TRIR and vehicle, equipment, environmental and property rate (“VEEP”) on a business unit basis.

The Compensation Committee of the Board of Directors of the Company (the “Committee”) is delegated authority to determine target bonus awards, the calculation of the metric that will be used to determine the payment of target bonuses, as well as any minimum or maximum thresholds that may be used in determining the amount earned with respect to any specific criteria. The Committee may assign participants into different classes, with each class being subject to different target bonuses, performance criteria, and weightings.

The foregoing description of the 2021 AICP does not purport to be complete and is qualified in its entirety by reference to the full text of the 2021 AICP, which is filed herewith as Exhibit 10.4 and is incorporated in this “Item 5. - Other Information” by reference.

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
4.18
Form of Warrant Certificate, dated March 23, 2021, by and among Infrastructure and Energy Alternatives, Inc. and each party to the Joinder Agreement to Registration Rights Agreement dated March 23, 2021 (incorporated by reference to Exhibit 4.27 to the Company's Registration Statement on Form S-3 (File No. 333-255097) filed on April 7, 2021).

10.1
Joinder to Registration Rights Agreement, dated March 23, 2021, by and among Infrastructure and Energy Alternatives, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333-255097) filed on April 7, 2021).

10.2
Fifth Amendment to Amended and Restated Registration Rights Agreement, dated as of February 3, 2021, by and among Infrastructure and Energy Alternatives, Inc., Infrastructure and Energy Alternatives, LLC, Ares Special Situations Fund IV, L.P., ASOF Holdings I, L.P. and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37796) filed on February 4, 2021).

10.3*
Termination Letter Agreement, dated March 26, 2021, by and among Infrastructure and Energy Alternatives, Inc., Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P. and M III Sponsor I LLC.

10.4*†	2021 Annual Incentive Compensation Program.
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
*Filed herewith.
**Furnished herewith
† Indicates a management contract or compensatory plan or arrangement.
# Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted schedules to the

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: May 10, 2021	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Executive Vice President, Chief Financial Officer
Principal Financial and Accounting Officer