Form 10-Q
period 2021-06-30
Infrastructure & Energy Alternatives, Inc.
filed 2021-07-28
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

Number of shares of Common Stock outstanding as of the close of business on July 28, 2021: 25,150,306.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$117,674	$164,041
Accounts receivable, net	232,323	163,793
Contract assets	176,958	145,183
Prepaid expenses and other current assets	33,007	19,352
Total current assets	559,962	492,369

Property, plant and equipment, net	135,514	130,746
Operating lease assets	37,701	36,461
Intangible assets, net	22,202	25,434
Goodwill	37,373	37,373
Company-owned life insurance	4,760	4,250
Deferred income taxes	295	2,069
Other assets	533	438
Total assets	$798,340	$729,140

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$149,352	$104,960
Accrued liabilities	201,828	129,594
Contract liabilities	90,566	118,235
Current portion of finance lease obligations	24,842	25,423
Current portion of operating lease obligations	9,817	8,835
Current portion of long-term debt	2,277	2,506
Total current liabilities	478,682	389,553

Finance lease obligations, less current portion	27,370	32,146
Operating lease obligations, less current portion	29,355	29,154
Long-term debt, less current portion	161,266	159,225
Debt - Series B Preferred Stock	176,556	173,868
Warrant obligations	8,834	9,200
Deferred compensation	7,930	8,672
Total liabilities	$889,993	$801,818

Commitments and contingencies:

Series A Preferred Stock, par value, $0.0001 per share; 1,000,000 shares authorized; 17,483 shares and 17,483 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	17,483	17,483

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 150,000,000 and 150,000,000 shares authorized; 25,150,306 and 21,008,745 shares issued and 25,150,306 and 21,008,745 outstanding at June 30, 2021 and December 31, 2020, respectively	3	2
Additional paid in capital	32,064	35,305
Accumulated deficit	(141,203)	(125,468)
Total stockholders' deficit	(109,136)	(90,161)
Total liabilities and stockholders' deficit	$798,340	$729,140
See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$560,148	$480,604	$836,560	$838,767
Cost of revenue	506,665	426,363	766,536	751,485
Gross profit	53,483	54,241	70,024	87,282

Selling, general and administrative expenses	30,894	28,074	55,740	57,558
Income from operations	22,589	26,167	14,284	29,724

Other income (expense), net:
Interest expense, net	(14,495)	(16,200)	(28,854)	(32,265)
Other income (expense)	770	(1,631)	608	(2,733)
Income (loss) before benefit for income taxes	8,864	8,336	(13,962)	(5,274)

Provision for income taxes	(4,165)	(4,739)	(1,773)	(3,872)

Net income (loss)	$4,699	$3,597	$(15,735)	$(9,146)
Less: Convertible Preferred Stock dividends	(676)	(606)	(1,332)	(1,372)
Less: Net income allocated to participating securities	(788)	(802)	—	—
Net income (loss) available for common stockholders	$3,235	$2,189	$(17,067)	$(10,518)

Net income (loss) per common share - basic	0.13	0.11	(0.72)	(0.51)
Net income (loss) per common share - diluted	0.12	0.09	(0.72)	(0.51)
Weighted average shares - basic	24,471,286	20,751,673	23,768,413	20,636,944
Weighted average shares - diluted	33,439,303	39,978,382	23,768,413	20,636,944

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Equity (Deficit)
	Shares	Par Value		Shares	Cost

Balance at December 31, 2019	20,461	$2	$17,167	(14)	$(76)	$(126,196)	$(109,103)
Net loss	—	—	—	—	—	(12,743)	(12,743)
Share-based compensation	—	—	1,113	—	—	—	1,113
Equity plan compensation	240	—	280	(38)	(84)	—	196
Series B Preferred Stock - Warrants at close	—	—	15,631	—	—	—	15,631
Series A Preferred dividends	—	—	(766)	—	—	—	(766)
Balance at March 31, 2020	20,701	$2	$33,425	(52)	$(160)	$(138,939)	$(105,672)
Net income	—	—	—	—	—	3,597	3,597
Share-based compensation	—	—	844	—	—	—	844
Equity plan compensation	441	—	800	(129)	(235)	—	565
Series A Preferred dividends	—	—	(606)	—	—	—	(606)
Balance at June 30, 2020	21,142	$2	$34,463	(181)	$(395)	$(135,342)	$(101,272)

Balance at December 31, 2020	21,009	$2	$35,305	—	$—	$(125,468)	$(90,161)
Net loss	—	—	—	—	—	(20,434)	(20,434)
Earnout Shares	1,803	—	—	—	—	—	—
Share-based compensation	—	—	727	—	—	—	727
Equity plan compensation	521	—	(2,909)	—	—	—	(2,909)
Exercise of warrants	15	—	—	—	—	—	—
Series A Preferred dividends	—	—	(656)	—	—	—	(656)
Balance at March 31, 2021	23,348	$2	$32,467	—	$—	$(145,902)	$(113,433)
Net loss	—	—	—	—	—	4,699	4,699
Share-based compensation	—	—	1,926	—	—	—	1,926
Equity plan compensation	249	—	(1,853)	—	—	—	(1,853)
Exercise of warrants	1,553	1	200	—	—	—	201
Series A Preferred dividends	—	—	(676)	—	—	—	(676)
Balance at June 30, 2021	25,150	$3	$32,064	—	$—	$(141,203)	$(109,136)

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,735)	$(9,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,830	24,001
Warrant liability fair value adjustment	(366)	2,828
Amortization of debt discounts and issuance costs	5,814	5,379
Share-based compensation expense	2,653	1,957
Loss on sale of equipment	—	574
Deferred compensation	(742)	(830)
Accrued dividends on Series B Preferred Stock	—	7,959
Deferred income taxes	1,773	3,659
Other, net	(172)	227
Change in operating assets and liabilities:
Accounts receivable	(68,531)	(8,349)
Contract assets	(31,775)	(41,565)
Prepaid expenses and other assets	(13,752)	(16,685)
Accounts payable and accrued liabilities	115,294	(42,097)
Contract liabilities	(27,669)	7,458
Net cash used in operating activities	(11,378)	(64,630)

Cash flow from investing activities:
Company-owned life insurance	(510)	812
Purchases of property, plant and equipment	(14,649)	(5,171)
Proceeds from sale of property, plant and equipment	1,527	2,837
Net cash used in investing activities	(13,632)	(1,522)

Cash flows from financing activities:
Proceeds from long-term debt	—	72,000
Payments on long-term debt	(1,314)	(82,357)
Payments on finance lease obligations	(15,481)	(12,468)
Proceeds from issuance of Series B Preferred Stock	—	350
Proceeds of issuance of employee stock awards	—	760
Shares repurchased for tax withholding on release of restricted stock units	(4,762)	—
Proceeds from exercise of warrants	200	—
Net cash used in financing activities	$(21,357)	$(21,715)

Net change in cash and cash equivalents	(46,367)	(87,867)

Cash and cash equivalents, beginning of the period	164,041	147,259

Cash and cash equivalents, end of the period	$117,674	$59,392

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures:
Cash paid for interest	14,892	17,821
Cash paid (received) for income taxes	3,271	(735)
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	10,125	7,635
Acquisition of assets/liabilities through operating lease	6,265	5,295
Series A Preferred dividends declared	1,332	1,372

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
In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.

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
    Revenue derived from projects billed on a fixed-price basis totaled 99.3% and 98.0% of consolidated revenue from operations for the three months ended June 30, 2021 and 2020, respectively, and totaled 98.3% and 97.2% for the six months ended June 30, 2021 and 2020, respectively. Revenue and related costs for contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 0.7% and 2.0% of consolidated revenue from operations for the three months ended June 30, 2021 and 2020, respectively, and totaled 1.7% and 2.8% for the six months ended June 30, 2021 and 2020, respectively.

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
Performance Obligations
    A performance obligation is a contractual promise to transfer a distinct good or service to the customer and is the unit of account under Accounting Standards Codification (“ASC”) Topic 606. The transaction price of a contract is allocated to distinct performance obligations and recognized as revenue when or as the performance obligations are satisfied. The Company’s contracts often require significant integrated services and, even when delivering multiple distinct services, are generally accounted for as a single performance obligation. Contract amendments and change orders are generally not distinct from the existing contract due to the significant integrated service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. With the exception of certain Specialty Civil service contracts, the majority of the Company’s performance obligations are generally completed within one year.
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
    Remaining performance obligations represent the amount of unearned transaction prices for contracts, including approved and unapproved change orders. As of June 30, 2021, the amount of the Company’s remaining performance obligations was $1,665.3 million. The Company expects to recognize approximately 75.7% of its remaining performance obligations as revenue during the next twelve months. Revenue recognized from performance obligations satisfied in previous periods was $(0.8) million and $(1.6) million for the three months ended June 30, 2021 and 2020, respectively, and $(0.4) million and $(3.6) million for the six months ended June 30, 2021 and 2020, respectively.
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
    As of June 30, 2021 and December 31, 2020, the Company included approximately $51.4 million and $52.6 million, respectively, of unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final change order approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
Disaggregation of Revenue
    The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts the nature, amount, timing and uncertainty of its revenue:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Renewables Segment
Wind	$317,066	$317,151	463,924	$565,688
Solar	107,788	7,111	141,304	7,320
	$424,854	$324,262	$605,228	$573,008

Specialty Civil Segment
Heavy civil	$78,884	$103,721	127,756	$144,943
Rail	31,173	32,321	58,040	79,378
Environmental	25,237	20,300	45,536	41,438
	$135,294	$156,342	$231,332	$265,759
Concentrations
    The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %		Revenue %
	Three Months Ended		Six Months Ended		Accounts Receivable %
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	December 31, 2020
Renewables and Specialty Civil Segments	11.0%	*	12.0%	*	*	*
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
Recently Issued Accounting Standards Not Yet Adopted

    In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade accounts receivables. The expected credit loss methodology under ASU 2016-13 is based on historical experience, current conditions and reasonable and supportable forecasts, and replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP. The ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the new standard but do not expect it to have a material impact on our estimate of the allowance for uncollectible accounts.
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

The Company believes that the COVID-19 pandemic has not had a material adverse impact on the Company’s financial results for the period ended June 30, 2021. Currently, most of the Company’s construction services are deemed essential under governmental mitigation orders and all of our business segments continue to operate. The Company has issued several notices of force majeure for the purpose of recognizing delays in construction schedules due to COVID-19 outbreaks on certain of its work sites and has also received notices of force majeure from the owners of certain projects and certain subcontractors. Management does not believe that any delays on projects related to these events of force majeure will have a material impact on its results of operations.

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

    Contract assets consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Costs and estimated earnings in excess of billings on uncompleted contracts	$83,869	$51,367
Retainage receivable	93,089	93,816
	$176,958	$145,183

    Contract liabilities consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Billings in excess of costs and estimated earnings on uncompleted contracts	$90,557	$117,641
Loss on contracts in progress	9	594
	$90,566	$118,235

    Revenue recognized for the three and six months ended June 30, 2021 that was included in the contract liability balance at December 31, 2020 was approximately $24.2 million and $112.0 million, respectively, and revenue recognized for the three and six months ended June 30, 2020 that was included in the contract liability balance at December 31, 2019 was approximately $17.8 million and $108.7 million.

    Activity in the allowance for doubtful accounts for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Allowance for doubtful accounts at beginning of period	$—	$89	$—	$75
Plus: provision for (reduction in) allowance	—	—	—	14
Less: write-offs, net of recoveries	—	—	—	—
Allowance for doubtful accounts at period end	$—	$89	$—	$89

Note 3. Property, Plant and Equipment, Net

    Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Buildings and leasehold improvements	$5,667	$4,402
Land	17,600	17,600
Construction equipment	212,304	192,402
Office equipment, furniture and fixtures	3,637	3,620
Vehicles	7,538	7,326
	246,746	225,350
Accumulated depreciation	(111,232)	(94,604)
Property, plant and equipment, net	$135,514	$130,746

    Depreciation expense of property, plant and equipment was $9,415 and $8,777 for the three months ended June 30, 2021 and 2020, respectively, and was $18,598 and $17,293 for the six months ended June 30, 2021 and 2020, respectively.

Note 4. Goodwill and Intangible Assets, Net

    The following table provides the changes in the carrying amount of goodwill, by segment:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2020	$3,020	$34,353	$37,373
Adjustments	—	—	—
December 31, 2020	$3,020	$34,353	$37,373
Adjustments	—	—	—
June 30, 2021	$3,020	$34,353	$37,373

Intangible assets consisted of the following as of the dates indicated:

	June 30, 2021				December 31, 2020
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(10,373)	$16,127	4.5 years	$26,500	$(8,481)	$18,019	5 years
Trade name	13,400	(7,325)	6,075	2.5 years	13,400	(5,985)	7,415	3 years
	$39,900	$(17,698)	$22,202		$39,900	$(14,466)	$25,434

Amortization expense associated with intangible assets for the three months ended June 30, 2021 and 2020, totaled $1.6 million and $3.3 million, respectively, and $3.2 million and $6.7 million for the six months ended June 30, 2021 and 2020, respectively.

    The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2021 through 2025:

(in thousands)	Remainder of 2021	2022	2023	2024	2025
Amortization expense	$3,233	$6,466	$5,841	$3,785	$2,876

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

    The following table sets forth information regarding the Company's liabilities measured at fair value on a recurring basis:

	June 30, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Private warrants	$—	$634	$—	$634	$—	$—	$—	$—
Series B Preferred Stock - Anti-dilution warrants	—	—	8,200	8,200	—	—	8,800	8,800
Series B-1 Preferred Stock - Performance warrants	—	—	—	—	—	—	400	400
Total liabilities	$—	$634	$8,200	$8,834	$—	$—	$9,200	$9,200

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using Level 3 inputs:

(in thousands)	Series B Preferred Stock - Anti-dilution warrants	Series B-1 Preferred Stock - Performance warrants
Beginning Balance, December 31, 2020	$8,800	$400
Fair value adjustment - loss (gain) recognized in other income	(600)	(400)
Ending Balance, June 30, 2021	$8,200	$—

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

    The information below describes the balance sheet classification and the recurring fair value measurement for these requirements:

Private Warrants (recurring) - The Company has 295,000 private warrants that are not actively traded on the public markets and the Company adjusts the fair value at the end of each fiscal period using the price on that date multiplied by the remaining private warrants. The Private warrants were recorded as Warrant obligations at the end of the quarter and the fair value adjustment was recorded as other expense for the three and six months ended June 30, 2021. For further discussion see Note 8. Earnings Per Share.

    Series B Preferred Stock - Anti-dilution Warrants (recurring) - The number of common shares attributable to the warrants issued to Series B Preferred Stockholders upon conversion by Series A Preferred Stockholders is determined on a 30-day volume weighted average. The Anti-dilution warrant liability was valued using the stock price at the end of the quarter and was recorded as a liability.

    Series B-1 Preferred Stock - Performance Warrants (recurring) - The warrant liability was recorded at fair value as a liability, using a Monte Carlo Simulation based on certain significant unobservable inputs, such as a risk rate premium, Adjusted EBITDA volatility, stock price volatility and projected Adjusted EBITDA for the Company. As of June 30, 2021, the Company remained above the Adjusted EBITDA threshold for the trailing twelve-month basis from May 31, 2020 through April 30, 2021 and therefore was not required to issue additional warrants.

    Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the outstanding recorded balance on the line of credit and long-term debt, approximates fair value due to their floating interest rates.

Note 6. Debt and Series B Preferred Stock

    Debt consisted of the following obligations as of:

(in thousands)	June 30, 2021	December 31, 2020

Term loan	$173,345	$173,345
Commercial equipment notes	4,268	5,582
Total principal due for long-term debt	177,613	178,927
Unamortized debt discount and issuance costs	(14,070)	(17,196)
Less: Current portion of long-term debt	(2,277)	(2,506)
Long-term debt, less current portion	$161,266	$159,225

Debt - Series B Preferred Stock	$186,696	$185,396
Unamortized debt discount and issuance costs	(10,140)	(11,528)
Long-term Series B Preferred Stock	$176,556	$173,868

The weighted average interest rate for the term loan as of June 30, 2021 and December 31, 2020, was 6.90% and 7.00%, respectively.
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

The Series B Preferred Stock requires quarterly dividend payments calculated at a 12% annual rate on all outstanding Series B Preferred Stock when the Company’s First Lien Net Leverage Ratio (as defined in the Third A&R Credit Agreement) is less than or equal to 1.50:1.0 and a 13.5% rate if the ratio is greater. The Series B Preferred Stock agreements allow the Company to accrue, but not pay, the dividends at a 15.0% annual rate. Accrued dividends increase the amount of Series B Preferred Stock. Accrued dividends were $18.3 million at June 30, 2021 and December 31, 2020, respectively. Dividend payments are not deductible in calculating the Company’s federal and state income taxes.

Contractual Maturities

    Contractual maturities of the Company's outstanding principal on debt obligations as of June 30, 2021:

(in thousands)	Maturities
Remainder of 2021	$1,214
2022	16,916
2023	29,986
2024	129,368
2025	129
Thereafter	—
Total contractual maturities	$177,613

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

Finance Leases

    The Company has obligations, exclusive of associated interest, under various finance leases for equipment totaling $52.2 million and $57.6 million at June 30, 2021 and December 31, 2020, respectively. Gross property under this capitalized lease agreement at June 30, 2021 and December 31, 2020, totaled $135.4 million and $128.0 million, less accumulated depreciation of $65.3 million and $55.1 million, respectively, for net balances of $70.1 million and $72.9 million, respectively. Depreciation expense for assets held under the finance leases is included in cost of revenue in the condensed consolidated statements of operations.

    The future minimum payments of finance lease obligations are as follows:

(in thousands)
Remainder of 2021	$13,547
2022	23,379
2023	8,984
2024	5,043
2025	3,555
Thereafter	811
Future minimum lease payments	55,319
Less: Amount representing interest	(3,107)
Present value of minimum lease payments	52,212
Less: Current portion of finance lease obligations	24,842
Finance lease obligations, less current portion	$27,370

Operating Leases

    In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facilities, vehicles and equipment. The Company has obligations, exclusive of associated interest, totaling $39.2 million and $38.0 million at June 30, 2021 and December 31, 2020, respectively. Property under these operating lease agreements at June 30, 2021 and December 31, 2020, totaled $37.7 million and $36.5 million, respectively.

    The Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements are listed in the following table as variable lease costs.

    The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)
Remainder of 2021	$6,229
2022	11,238
2023	8,776
2024	4,740
2025	2,236
Thereafter	18,936
Future minimum lease payments	52,155
Less: Amount representing interest	(12,983)
Present value of minimum lease payments	39,172
Less: Current portion of operating lease obligations	9,817
Operating lease obligations, less current portion	$29,355

Lease Information

	Three months ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Finance Lease cost:
Amortization of right-of-use assets	$5,843	$5,858	$11,678	$11,555
Interest on lease liabilities	789	940	1,606	2,126
Operating lease cost	3,179	3,490	6,573	6,967
Short-term lease cost	35,624	45,134	59,228	66,768
Variable lease cost	2,910	985	4,157	1,944
Sublease Income	(33)	(33)	(66)	(66)
Total lease cost	$48,312	$56,374	$83,176	$89,294

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$789	$940	$1,606	$2,126
Operating cash flows from operating leases	$3,179	$3,385	$6,424	$6,728
Weighted-average remaining lease term - finance leases			2.66 years	2.70 years
Weighted-average remaining lease term - operating leases			7.71 years	7.86 years
Weighted-average discount rate - finance leases			5.85%	6.27%
Weighted-average discount rate - operating leases			6.81%	6.96%

Letters of Credit and Surety Bonds

    In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2021, and December 31, 2020, the Company was contingently liable under letters of credit issued under its Third A&R Credit Agreement, in the amount of $21.7 million and $7.8 million, respectively, related to projects and insurance. In addition, as of June 30, 2021 and December 31, 2020, the Company had outstanding surety bonds on projects of $3.0 billion and $2.8 billion, respectively.

Legal Proceedings

The Company is a nominal defendant to a lawsuit, instituted in December 2019 in the Delaware Chancery Court by a purported stockholder of the Company, against the Company’s Board of Directors, Oaktree, and Ares, from which Ares was subsequently dismissed. The complaint asserts a variety of claims arising out of the sale of Series B Preferred Stock and warrants to Ares and Oaktree in May 2019. The complaint alleges claims for breach of fiduciary duty directly on behalf of putative class of stockholders and derivatively on behalf of the Company, aiding and abetting breach of fiduciary duty both derivatively and directly, and unjust enrichment derivatively on behalf of the Company. The plaintiff is seeking rescission of the transaction, unspecified monetary damages, and fees. The Company has placed its director and officer liability insurance carriers on notice of the lawsuit; pursuant to the coverage terms, the Company is subject to a $1.5 million deductible, which the Company has not yet exhausted, but we expect will be spent in defense of the lawsuit. Pursuant to agreements entered into in connection with the sale of Series B Preferred Stock, the Company is obligated to indemnify Oaktree and Ares for any legal fees and damages incurred by either of them in connection with this matter.

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

The calculations of basic and diluted EPS, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$4,699	$3,597	(15,735)	(9,146)
Less: Convertible Preferred Stock dividends	(676)	(606)	(1,332)	(1,372)
Less: Net income allocated to participating securities	(788)	(802)	—	—
Net income (loss) available to common stockholders	3,235	2,189	(17,067)	(10,518)

Denominator:
Weighted average common shares outstanding - basic	24,471,286	20,751,673	23,768,413	20,636,944

Series B Preferred Stock - Warrants(2)	6,649,026	7,683,716	—	—
Convertible Series A Preferred Stock	—	9,448,988	—	—
Merger Warrants(1)	696,434	—	—	—
Options	61,740	—	—	—
RSUs(4)	1,560,817	2,094,005	—	—
Weighted average common shares outstanding - diluted	33,439,303	39,978,382	23,768,413	20,636,944

Anti-dilutive:
Convertible Series A Preferred Stock	2,090,443	—	1,859,350	8,001,014
Merger Warrants (1)	—	—	696,434	—
Series B Preferred Stock - Warrants (2)	—	—	6,131,520	7,679,520
Options (3)	—	—	112,355	—
RSUs (4)	—	—	1,759,431	1,775,182

Basic EPS	0.13	0.11	(0.72)	(0.51)
Diluted EPS (5)	0.12	0.09	(0.72)	(0.51)

(1)     As of June 30, 2020, Merger Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were not considered as dilutive as the warrants’ exercise price was not greater than the average market price of the common stock during the period. These warrants were calculated using the treasury stock method and were dilutive for the three months ended June 30, 2021 and anti-dilutive for the six months ended June 30, 2021.

(2)     Series B Preferred Stock - Warrants are considered as participating securities because the holders are entitled to participate in any distributions similar to that of common shareholders.

(3)    As of June 30, 2020, there were 539,034 of vested and unvested options not considered as dilutive as the respective exercise price or average stock price required for vesting of such awards was greater than the average market price of the common stock during the period.

(4)    As of June 30, 2021 and 2020, 132,108 and 513,153 unvested RSUs, respectively. These awards were not considered dilutive as the respective performance targets were not achieved.

(5)    For purposes of calculating diluted earnings per shares the numerator was calculated as net income (loss) less preferred dividends for the three months ended June 30, 2021 and 2020.

Merger Warrants

On August 4, 2015, M III formed a Special Purpose Acquisition Corporation and issued public and private warrants before the Merger with the Company. As of June 30, 2021, the Company had 16,925,160 Merger Warrants outstanding, of which 295,000 are considered private warrants. Two Merger Warrants will be exercisable for one share of our common stock at $11.50 per share until the expiration on March 26, 2023. For further discussion about the valuation of the private warrants see Note 5. Fair Value of Financial Instruments.

Series B Preferred Stock Anti-dilution Warrants

The Company also had the following potential outstanding warrants related to the Series B Preferred Stock issuance.

•At June 30, 2021, a total of 636,221 warrants calculated on an if-converted method for the conversion of shares related to the outstanding Series A Preferred Stock. As discussed in Note 5. Fair Value of Financial Instruments, these warrants are recorded as a liability. These warrants are not included in the weighted average share calculation as the contingent event (conversion of Series A Preferred Stock) had not occurred at the end of the quarter.

•The second set of additional warrants would be issued if the exercise of any warrant with an exercise price of $11.50 or higher.

•The final set of additional warrants would be issued if the exercise of any equity issued pursuant to the Company’s long term incentive plan or other equity plan with a strike price of $11.50 or higher.

Series A Preferred Stock

    As of June 30, 2021, we had 17,483 shares of Series A Preferred Stock with a stated value of $1,000 per share plus accumulated dividends. Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

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

    As of June 30, 2021, the Company has accrued a cumulative of $5.7 million in dividends to the holder of Series A Preferred Stock as a reduction to additional paid-in capital.

Stock Compensation

    Under guidance of ASC Topic 718 “Compensation — Stock Compensation,” stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award).

    The fair value of the RSUs was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the three months ended June 30, 2021 and 2020, we recognized $1.9 million and $0.8 million in compensation expense, respectively, and $2.7 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.

Note 9. Income Taxes

    The Company’s statutory federal tax rate was 21.00% for the periods ended June 30, 2021 and 2020, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 12.0%. A small number of states do not impose an income tax.

    The effective tax rates for the three months ended June 30, 2021 and 2020 were 47.0% and 56.8%, respectively, and were (12.7)% and (73.4)% for the six months ended June 30, 2021 and 2020, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent differences related to executive compensation, which is not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended June 30, 2021 and 2020.

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the US Government in response to the COVID-19 pandemic to provide employment retention incentives. We do not believe that these relief measures materially affected the consolidated financial statements for the year ended December 31, 2020.

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
•Rail infrastructure services such as planning, design, procurement, construction and maintenance of major railway and intermodal facilities.

Segment Revenue

    Revenue by segment was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021		2020		2021		2020
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$424,854	75.8%	$324,262	67.5%	$605,228	72.3%	$573,008	68.3%
Specialty Civil	135,294	24.2%	156,342	32.5%	231,332	27.7%	265,759	31.7%
Total revenue	$560,148	100.0%	$480,604	100.0%	$836,560	100.0%	$838,767	100.0%

Segment Gross Profit

    Gross profit by segment was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021		2020		2021		2020
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$42,883	10.1%	$36,983	11.4%	$55,063	9.1%	$62,812	11.0%
Specialty Civil	10,600	7.8%	17,258	11.0%	14,961	6.5%	24,470	9.2%
Total gross profit	$53,483	9.5%	$54,241	11.3%	$70,024	8.4%	$87,282	10.4%

Note 11. Joint Ventures

As of June 30, 2021, the Company did not have any VIEs but did have one joint venture that used the proportionate consolidation method at 25% ownership. The following balances were included in the condensed consolidated financial statements:

(in thousands)		June 30, 2021
Assets
Cash		$6,918
Accounts receivable		3,550
Contract assets		2,064

Liabilities
Accounts payable		$3,782
Contract liabilities		8,750

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Revenue	$5,089	$9,590
Cost of revenue	5,089	9,590
Selling, general and administrative expenses	450	450

Note 12. Related Party Transactions

On February 9, 2021, Ares Management, LLC, on behalf of its affiliated funds, investment vehicles and/or managed accounts (“Ares”) purchased the outstanding Series B Preferred Stock and Series A Preferred Stock from funds managed by Oaktree Capital Management (“Oaktree”). As of June 30, 2021, Ares currently holds all of the outstanding Series B Preferred Stock, except for 350 shares, and all of the outstanding Series A Preferred Stock.

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

We have noticed an impact of COVID-19 in adding new projects to our backlog. Our bidding activity continues at very high levels, but the final approval process for some projects, especially in our Specialty Segment, has been slowed due to COVID-19. Despite that, we were able to maintain a relatively consistent total backlog for June 30, 2021 compared to December 31, 2020.

We are unable to predict whether COVID-19 will continue to negatively impact the construction business and the degree of such impact as more of the population becomes vaccinated. We do not believe that COVID-19 is having a negative impact on our liquidity. We could see a change in this status if we experience future work stoppages at our projects due to significant supply chain or production disruptions, which would prevent us from billing customers for new work performed. If the federal, state and local governments proceed with more restrictive measures, and our customers determine to stop work or terminate projects, these actions would negatively impact our business, results of operations, liquidity and prospects. In addition, the Company is unable to predict any changes in the market for bonding by our sureties.

Current Quarter Financials

Key financial results for the quarter ended June 30, 2021 include:

•Consolidated revenues increased 16.6% to $560.1 million as compared to $480.6 million for the quarter ended June 30, 2020, of which 75.8% was attributable to the Renewables segment and 24.2% was attributable to the Specialty Civil segment;

•Operating income decreased $3.6 million, to $22.6 million as compared to income of $26.2 million for the quarter ended June 30, 2020;

•Net income increased 30.6%, or $1.1 million, to net income of $4.7 million as compared to $3.6 million for the quarter ended June 30, 2020; and

•Backlog increased 33.5%, or $692.3 million to $2.8 billion as compared to $2.1 billion for the year ended December 31, 2020.

Trends and Future Opportunities

Renewables Segment

The Renewables segment was impacted by the following significant operational trends:

•Revenue increased 31.0% to $424.9 million for the quarter ended June 30, 2021 as compared to $324.3 million.

•Revenues increased primarily due to higher demand in our solar market as projects continue to increase due to our consistent, safe and reliable performance with our customers on our wind projects, that has allowed us to capture further solar opportunities in backlog for 2021 and beyond.

•Gross profit increased 16.0% to $42.9 million for the quarter ended June 30, 2021 as compared to $37.0 million.

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

•On June 29, 2021, the IRS issued a notice which provides that projects that began construction in 2016-2019 have six years, and projects that began construction in 2020 have five years from the date construction began to be placed-in-service to qualify for the PTC or ITC that was in effect when construction began. This new rule effectively extends the amount of time that many projects will be eligible for PTC to 2025.

As a result, wind and solar power are among the leading sources of new power generation capacity in the U.S., and the Company does not anticipate this trend to change in the near future as we are continuing to see growth through new awards in our backlog:

(in millions)
Segment	December 31, 2020	New Awards in 2021(1)	Revenue Recognized in 2021	Backlog at June 30, 2021(2)
Renewables	$1,513.4	$952.9	$605.2	$1,861.1

(1) New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

(2) Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 1. Business, Basis of Presentation and Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).

Specialty Civil Segment

The Specialty Civil segment was impacted by the following significant operational trends:

•Revenue decreased 13.5% to $135.3 million for the quarter ended June 30, 2021 as compared to $156.3 million.

•Gross profit decrease 38.6% to $10.6 million for the quarter ended June 30, 2021 as compared to $17.3 million

•Revenue and gross profit decreases for the three months ended are primarily due to challenges in the following end markets:

◦The heavy civil construction market has seen increased competition in a few of our end markets, which has led to lower margins on certain heavy civil construction projects reducing overall profitability.

◦The rail market has been negatively impacted by COVID-19 and the reduction of spending budgets of some of our customers, which has led to further delays on portions of our large rail jobs.

◦All of our end markets in this segment have experienced delays in timing related to obtaining governmental approvals and environmental permitting that have affected the start and bidding opportunities of certain projects.

•Despite the delays in project starts mentioned above we continued to see a strong bidding environment in the heavy civil construction and environmental remediation end markets for 2021 and had significant awarded projects related to:

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

Additionally, there is significant overlap in labor, skills and equipment needs between our Renewables segment and our Specialty Civil segment, which we expect will continue to provide us with operating efficiencies as we continue to expand this sector. The Company continues to cross leverage these two segments and continues to see future growth through new awards in our backlog:

(in millions)
Segment	December 31, 2020	New Awards in 2021(1)	Revenue Recognized in 2021	Backlog at June 30, 2021(2)
Specialty Civil	$556.1	$575.9	$231.3	$900.7

(1) New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

(2) Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 1. Business, Basis of Presentation and Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).

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

The following table summarizes our backlog by segment as of June 30, 2021 and December 31, 2020:

(in millions)
Segments	June 30, 2021	December 31, 2020
Renewables	$1,861.1	$1,513.4
Specialty Civil	900.7	556.1
Total	$2,761.8	$2,069.5

The Company expects to recognize 65.6% of revenue related to its backlog in the next twelve months.

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
Our revenue and results of operations for our Specialty Civil segment are also affected by seasonality but to a lesser extent as these projects are more geographically diverse and less impacted by severe weather. While the first and second quarter revenues are typically lower than the third and fourth quarter, we believe this geographical diversity has allowed this segment to be less seasonal over the course of the year.

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

Revenue mix. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Revenue derived from projects billed on a fixed-price basis totaled 99.3% for the three months ended June 30, 2021. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 0.7% of consolidated revenue for the three months ended June 30, 2021.

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

Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary from period to period based on a number of factors, including unexpected project difficulties or site conditions; project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, other political activity or legal challenges related to a project; and the performance of third parties.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2021		2020

Revenue	$560,148	100.0%	$480,604	100.0%
Cost of revenue	506,665	90.5%	426,363	88.7%
Gross profit	53,483	9.5%	54,241	11.3%
Selling, general and administrative expenses	30,894	5.5%	28,074	5.8%
Income from operations	22,589	4.0%	26,167	5.4%
Interest expense, net	(14,495)	(2.6)%	(16,200)	(3.4)%
Other income (expense)	770	0.1%	(1,631)	(0.3)%
Income from continuing operations before income taxes	8,864	1.6%	8,336	1.7%
Provision for income taxes	(4,165)	(0.7)%	(4,739)	(1.0)%
Net income	$4,699	0.8%	$3,597	0.7%

For a detailed discussion of Revenue and Gross profit see Segment Results, below.

Revenue. Revenue increased 16.6%, or $79.5 million, in the second quarter of 2021, compared to the same period in 2020.

Gross profit. Gross profit decreased 1.4%, or $0.8 million, in the second quarter of 2021, compared to the same period in 2020. As a percentage of revenue, gross profit was 9.5% in the quarter, as compared to 11.3% in the prior-year period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 10.0%, or $2.8 million, in the second quarter of 2021, compared to the same period in 2020. Selling, general and administrative expenses were

5.5% of revenue in the second quarter of 2021, compared to 5.8% in the same period in 2020. The increase in selling, general and administrative expenses was primarily driven by:

•Staff related benefit costs of $1.4 million;
•Information technology costs of $0.6 related to software licensing; and
•Business travel costs of $0.7 million.

Interest expense, net. Interest expense, net decreased by $1.7 million, in the second quarter of 2021, compared to the same period in 2020. This decrease was primarily driven by lower effective interest rates on our term loan, partially offset by an increase in the dividend rate of 13.5% on the Company's preferred Series B stock dividend. The increase in rate was due to the Company's net lien leverage ratio being above 1.5:1.0.
Other income (expense). Other income (expense) increased by $2.4 million, to income of $0.8 million in the second quarter of 2021 compared to an expense of $1.6 million for the same period in 2020. This increase was primarily the result of the impact of a decrease in the warrant liability in the second quarter of 2021. See further discussion in Note 5. Fair Value of Financial Instruments included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for income taxes. Provision for income taxes decreased $0.6 million, to $4.2 million in the second quarter of 2021, compared to $4.7 million for the same period in 2020. The effective tax rates for the period ended June 30, 2021 and 2020 were 47.0% and 56.8%, respectively. The lower effective tax rate in the second quarter of 2021 was primarily attributable to lower permanent differences related to executive compensation, which are not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended June 30, 2021 and 2020.

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

The following table sets forth segment revenues and gross profit for the years indicated, as well as the dollar and percentage change from the prior year:

	Three Months Ended June 30,
(in thousands)	2021		2020
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$424,854	75.8%	$324,262	67.5%
Specialty Civil	135,294	24.2%	156,342	32.5%
Total revenue	$560,148	100.0%	$480,604	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$42,883	10.1%	$36,983	11.4%
Specialty Civil	10,600	7.8%	17,258	11.0%
Total gross profit	$53,483	9.5%	$54,241	11.3%

Renewables Segment Results

Revenue. Renewables revenue was $424.9 million for the quarter ended June 30, 2021 as compared to $324.3 million for the same period in 2020, an increase of 31.0%, or $100.6 million. The increase in revenue was primarily due to:

•The Company had 13 wind projects of greater than $5.0 million of revenue in the second quarter of 2021 compared to 15 wind projects during the same period in 2020,
•The average revenue of the 13 wind projects was $21.8 million in 2021 compared to $20.3 million related to the 15 wind projects during the same period in 2020, and
•Solar revenue increased $100.7 million for the quarter ended June 30, 2021 when compared to the same period for 2020.

Gross profit. Renewables gross profit was $42.9 million for the quarter ended June 30, 2021 as compared to $37.0 million for 2020, an increase of 16.0%, or $5.9 million. As a percentage of revenue, gross profit was 10.1% in 2021, as compared to 11.4% in 2020. The decrease in percentage was primarily related to adding more craft labor and rented and leased equipment in anticipation of higher work volumes and greater operating intensity in the second half of the year.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $135.3 million for the quarter ended June 30, 2021 as compared to $156.3 million for 2020, a decrease of 13.5%, or $21.0 million. The decrease in revenue was primarily due to:

•Heavy civil market had less construction projects and a lower average value of projects in the second quarter of 2021 compared to 2020, and
•Offsetting the decrease in revenue was a slight increase in our environmental remediation market due to more projects in the second quarter of 2021.

Gross profit. Specialty Civil gross profit was $10.6 million for the quarter ended June 30, 2021 as compared to $17.3 million for 2020, a decrease of 38.6%, or $6.7 million. As a percentage of revenue, gross profit was 7.8% in 2021, as compared to 11.0% in 2020. In the second quarter of 2021, the Company had less projects under construction which contributed to lower utilization of labor and equipment fixed costs.

Results of Operations

Six Months Ended June 30, 2021 and 2020

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021		2020

Revenue	$836,560	100.0%	$838,767	100.0%
Cost of revenue	766,536	91.6%	751,485	89.6%
Gross profit	70,024	8.4%	87,282	10.4%
Selling, general and administrative expenses	55,740	6.7%	57,558	6.9%
Income from operations	14,284	1.7%	29,724	3.5%
Interest expense, net	(28,854)	(3.4)%	(32,265)	(3.8)%
Other income (expense)	608	0.1%	(2,733)	(0.3)%
Loss from continuing operations before income taxes	(13,962)	(1.7)%	(5,274)	(0.6)%
Provision for income taxes	(1,773)	(0.2)%	(3,872)	(0.5)%
Net loss	$(15,735)	(1.9)%	$(9,146)	(1.1)%

For a detailed discussion of Revenue and Gross profit see Segment Results, below.

Revenue. Revenue decreased 0.3%, or $2.2 million, in the first six months of 2021, compared to the same period in 2020.

Gross profit. Gross profit decreased 19.8%, or $17.3 million, in the first six months of 2021, compared to the same period in 2020. As a percentage of revenue, gross profit was 8.4% in the quarter, as compared to 10.4% in the prior-year period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.2%, or $1.8 million, in the first six months of 2021, compared to the same period in 2020. Selling, general and administrative expenses were 6.7% of revenue in the first six months of 2021, compared to 6.9% in the same period in 2020. The decrease in selling, general and administrative expenses was primarily driven by:

•Reduction in staff related benefit costs by $2.9 million.

The reduction above was partially offset by expense increase for:

•Information technology costs of $1.2 million related to software licensing.

Interest expense, net. Interest expense, net decreased by $3.4 million, in the first six months of 2021, compared to the same period in 2020. This decrease was primarily driven by lower effective interest rates on our term loan.
Other income (expense). Other income (expense) increased by $3.3 million, to income of $0.6 million in the first six months of 2021 compared to an expense of $2.7 million for the same period in 2020. This increase was primarily the result of the impact of a decrease in the warrant liability in the first six months of 2021. See further discussion in Note 5. Fair Value of Financial Instruments included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for income taxes. Provision for income taxes decreased $2.1 million, to $1.8 million in the first six months of 2021, compared to $3.9 million for the same period in 2020. The effective tax rates for the first six months of 2021 and 2020 were (12.7)% and (73.4)%, respectively. The lower effective tax rate in the first six months of 2021 was primarily attributable to lower permanent differences related to executive compensation, which are not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended June 30, 2021 and 2020.

Segment Results

The following table sets forth segment revenues and gross profit for the years indicated, as well as the dollar and percentage change from the prior year:

	Six Months Ended June 30,
(in thousands)	2021		2020
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$605,228	72.3%	$573,008	68.3%
Specialty Civil	231,332	27.7%	265,759	31.7%
Total revenue	$836,560	100.0%	$838,767	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$55,063	9.1%	$62,812	11.0%
Specialty Civil	14,961	6.5%	24,470	9.2%
Total gross profit	$70,024	8.4%	$87,282	10.4%

Renewables Segment Results

Revenue. Renewables revenue was $605.2 million for the first six months of 2021 as compared to $573.0 million for the same period in 2020, an increase of 5.6%, or $32.2 million. The increase in revenue was primarily due to:

•Solar revenue increased $134.0 million for the first six months of 2021 when compared to the same period for 2020.

The increase was partially offset by $101.8 million decrease in the wind market:

•The Company had 16 wind projects of greater than $5.0 million of revenue in the first six months of 2021 compared to 17 wind projects during the same period in 2020.
•The average revenue of the 16 wind projects in 2021, was $25.4 million with an average percentage of completion of 61%.
•The average revenue of the 17 wind projects in 2020 was $31.8 million with an average percentage of completion of 75% in 2020.
•The reduction in revenue for the year on wind projects was related to earlier project starts in 2020 compared to 2021.

Gross profit. Renewables gross profit was $55.1 million for the first six months of 2021 as compared to $62.8 million for 2020, a decrease of 12.3%, or $7.7 million. As a percentage of revenue, gross profit was 9.1% in 2021, as compared to 11.0% in 2020. The decrease in percentage was primarily related to adding more craft labor and rented and leased equipment in anticipation of higher work volumes and greater operating intensity in the second half of the year.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $231.3 million for the first six months of 2021 as compared to $265.8 million for 2020, a decrease of 13.0%, or $34.4 million. The decrease in revenue was primarily due to:

•Rail markets continue to experience a decrease in revenue primarily due to delay in project starts for railroads and lower budgets decreasing bidding opportunities,
•Heavy civil market had less construction projects and a lower average value of projects in the first six months of 2021 compared to 2020, and
•Offsetting the decrease in revenue was a slight increase in our environmental remediation market due to more projects in the first six months of 2021 compared to 2020.

Gross profit. Specialty Civil gross profit was $15.0 million for the first six months of 2021 as compared to $24.5 million for 2020, a decrease of 38.9%, or $9.5 million. As a percentage of revenue, gross profit was 6.5% in 2021, as compared to 9.2% in 2020. In the first six months of 2021, the Company had less projects under construction in the heavy civil and rail markets which contributed to lower utilization of labor and equipment fixed costs.

Liquidity and Capital Resources

Overview

    Our primary sources of liquidity are cash flows from operations, our cash balances and availability under our Third A&R Credit Agreement. Our primary liquidity needs are for working capital, debt service, dividends on our Series B Preferred Stock, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. As of June 30, 2021, we had approximately $117.7 million in cash, and $53.3 million availability under our Third A&R Credit Agreement.

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

Capital Expenditures

    For the six months ended June 30, 2021, we incurred $15.5 million in finance lease payments and an additional $14.6 million cash purchases for equipment. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2021. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

    Generally, we receive 5% to 10% cash payments from our customers upon the inception of our Renewable projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of June 30, 2021, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $409.3 million as of June 30, 2021 from $309.0 million as of December 31, 2020, due primarily to timing of project activity, and collection of billings to customers.

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

Sources and Uses of Cash

    Sources and uses of cash are summarized below:

	Six Months Ended June 30,
(in thousands)	2021	2020

Net cash used in operating activities	(11,378)	(64,630)
Net cash used in investing activities	(13,632)	(1,522)
Net cash used in financing activities	(21,357)	(21,715)

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2021 was $11.4 million, as compared to $64.6 million over the same period in 2020. The decrease in net cash used by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change was primarily attributable to lower payments on payables and accrued liabilities coupled with lower collections of accounts receivable and contract assets due to the timing of projects.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2021 was $13.6 million, as compared to $1.5 million over the same period in 2020. The increase in net cash used by investing activities was primarily attributable to an increase in purchases of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2021 was $21.4 million, as compared to $21.7 million over the same period in 2020.

Series A Preferred Stock

    As of June 30, 2021, we had 17,483 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock had an initial stated value of $1,000 per share (or approximately $17.5 million in the aggregate). Dividends are paid on the Series A Preferred Stock as, if and when declared by our Board. To extent permitted and only as, if and when declared by our Board, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31 on the stated value at a rate of 10% per annum.

    If not paid in cash, dividends will accrue on the stated value and will increase the stated value on and effective as of the applicable dividend date without any further action by the Board at 12% per annum. As of June 30, 2021, the Company had increased the initial stated value by $5.7 million in the aggregate rather than pay cash dividends.

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

    The Series A Preferred Stock does not have a scheduled redemption date or maturity date. Subject to the terms of the Series B Preferred Stock, we may, at any time and from time to time, redeem all or any portion of the shares of Series A Preferred Stock then outstanding. As a condition to the consummation of any change of control (as described in the certificate governing the Series A Preferred Stock), we are required to redeem all shares of Series A Preferred Stock then outstanding. We are also required to use the net cash proceeds from certain transactions to redeem the maximum number of shares of Series A Preferred Stock that can be redeemed with such net cash proceeds, except as prohibited by the Third A&R Credit Agreement.

    Based on the stated value of the Series A Preferred Stock as of June 30, 2021 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $0.6 million on the Series A Preferred Stock. If unpaid, the dividends will accrue at a rate of 12% per annum and increase the stated value of the Series A Preferred Stock. We do not presently expect to pay cash dividends.

Series B Preferred Stock

    As of June 30, 2021, we had 199,474 shares of Series B Preferred Stock issued and outstanding. Each share of Series B Preferred Stock had an initial stated value of $1,000 per share (or approximately $199.5 million in the aggregate). Our common stock and Series A Preferred Stock are junior to the Series B Preferred Stock. Dividends are paid in cash on the Series B Preferred Stock as, if and when declared by our Board. To the extent not prohibited by applicable law, and only as, if and when declared by our Board, dividends are required to be paid in cash quarterly in arrears on each March 31, June 30, September 30 and December 31. For any dividend period that the Total Net Leverage Ratio is greater than 1.50:1.00, the dividend rate is 13.5% per annum; and otherwise at a rate of 12.0% per annum.

    If not paid in cash, dividends will accrue on the stated value and will increase the stated value on Series B Preferred Stock at a rate of 15%. As of June 30, 2021, the unpaid dividends had increased the initial stated value by $18.3 million in the aggregate.

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

    Based on the stated value of the Series B Preferred Stock as of June 30, 2021 after giving effect to the accrual of dividends, we would be required to pay quarterly cash dividends in the aggregate of $6.6 million on the Series B Preferred Stock. If not paid the dividends will accrue at a rate of 15% per annum and increase the stated value of the Series B Preferred Stock. Actual decisions regarding payment of cash dividends on the Series B Preferred Stock will be made at the time of the applicable dividend payment based upon availability of capital resources, business conditions, other cash requirements, and other relevant factors.

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

Senior Secured Net Leverage Ratio	Applicable Unused Commitment Fee Rate
Less than 1.00:1.00	0.35%
Less than 2.00:1.00 but greater than or equal to 1.00:1.0	0.40%
Less than 3.00:1.00 but greater than or equal to 2.00:1.00	0.45%
Greater than or equal to 3.00:1.00	0.50%

Contractual Obligations

    The following table sets forth our contractual obligations and commitments for the periods indicated as of June 30, 2021.

	Payments due by period
(in thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter

Debt (principal) (1)	177,613	1,214	16,916	29,986	129,368	129	—
Debt (interest) (2)	34,603	6,161	11,924	10,203	6,312	3	—
Debt - Series B Preferred Stock (3)	199,474	—	—	—	—	199,474	—
Dividends - Series B Preferred Stock (4)	112,797	13,057	26,113	26,113	26,113	21,401	—
Finance leases (5)	55,319	13,547	23,379	8,984	5,043	3,555	811
Operating leases (6)	52,155	6,229	11,238	8,776	4,740	2,236	18,936
Total	$631,961	$40,208	$89,570	$84,062	$171,576	$226,798	$19,747
(1)Represents the contractual principal payment due dates on our outstanding debt.
(2)Includes variable rate interest using June 30, 2021 rates.
(3)Represents the mandatorily redeemable debt - Series B Preferred with expected redemption date of February 15, 2025.
(4)Future declared dividends have been included at 12% but payment determination will be evaluated each quarter resulting in differing accumulated dividend rates.
(5)We have obligations, inclusive of associated interest, recognized under various finance leases for equipment totaling $55.3 million at June 30, 2021. Net amounts recognized within property, plant and equipment, net in the condensed consolidated balance sheet under these financed lease agreements at June 30, 2021 totaled $70.1 million.
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

    As of June 30, 2021 and December 31, 2020, the Company was contingently liable under letters of credit issued under its revolving credit facility or its old credit facility in the amount of $21.7 million and $7.8 million, respectively, related to projects and insurance.

    As of June 30, 2021 and December 31, 2020, the Company had outstanding surety bonds on projects of $3.0 billion and $2.8 billion, respectively.

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

Interest Rate Risk

    Borrowings under the Third A&R Credit Agreement and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The outstanding debt balance as of June 30, 2021 was $177.6 million. A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $1.8 million. As of June 30, 2021, we had no derivative financial instruments to manage interest rate risk.
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

    As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 7. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

    At June 30, 2021, there have been no other material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2021, which is accessible on the SEC's website at www.sec.gov, except as described below.

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

10.1†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan (as amended and restated as of May 13, 2021) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 14, 2021).

10.2†
Infrastructure and Energy Alternative, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed May 14, 2021).

10.3†	Employment Agreement, dated as of June 29, 2021, between IEA Energy Services, LLC and Erin Roth.
10.4†	Separation Agreement and General Release, dated July 15, 2021, by and between Infrastructure and Energy Alternatives, Inc. and Gil Melman.
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
# Schedules have been omitted pursuant to Item 601(b)(5) of Regulation S-K. We will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: July 28, 2021	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Executive Vice President, Chief Financial Officer
Principal Financial and Accounting Officer