Form 10-Q
period 2021-09-30
Infrastructure & Energy Alternatives, Inc.
filed 2021-11-08
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Number of shares of Common Stock outstanding as of the close of business on November 8, 2021: 47,974,783.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$158,262	$164,041
Accounts receivable, net	327,406	163,793
Contract assets	222,659	145,183
Prepaid expenses and other current assets	22,147	19,352
Total current assets	730,474	492,369

Property, plant and equipment, net	140,512	130,746
Operating lease assets	37,046	36,461
Intangible assets, net	20,585	25,434
Goodwill	37,373	37,373
Company-owned life insurance	4,793	4,250
Deferred income taxes	—	2,069
Other assets	771	438
Total assets	$971,554	$729,140

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$199,487	$104,960
Accrued liabilities	196,623	129,594
Contract liabilities	146,281	118,235
Current portion of finance lease obligations	24,724	25,423
Current portion of operating lease obligations	10,196	8,835
Current portion of long-term debt	2,309	2,506
Total current liabilities	579,620	389,553

Finance lease obligations, less current portion	28,126	32,146
Operating lease obligations, less current portion	28,332	29,154
Long-term debt, less current portion	290,630	159,225
Debt - Series B Preferred Stock	—	173,868
Warrant obligations	18,848	9,200
Deferred compensation	7,634	8,672
Deferred income taxes	1,953	—
Total liabilities	$955,143	$801,818

Commitments and contingencies:

Series A Preferred Stock, par value, $0.0001 per share; 1,000,000 shares authorized; 17,483 shares issued and outstanding at December 31, 2020	—	17,483

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 150,000,000 and 150,000,000 shares authorized; 44,553,902 and 21,008,745 shares issued and 44,553,902 and 21,008,745 outstanding at September 30, 2021 and December 31, 2020, respectively	4	2
Additional paid in capital	257,259	35,305
Accumulated deficit	(240,852)	(125,468)
Total stockholders' equity (deficit)	16,411	(90,161)
Total liabilities and stockholders' equity (deficit)	$971,554	$729,140

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$697,759	$522,232	$1,534,319	$1,360,999
Cost of revenue	625,589	463,343	1,392,125	1,214,828
Gross profit	72,170	58,889	142,194	146,171

Selling, general and administrative expenses	36,539	29,656	92,279	87,214
Income from operations	35,631	29,233	49,915	58,957

Other income (expense), net:
Interest expense, net	(9,403)	(14,975)	(38,257)	(47,240)
Loss on extinguishment of debt	(101,006)	—	(101,006)	—
Warrant liability fair value adjustment	(17,582)	3,000	(17,216)	171
Other income (expense)	(5,040)	161	(4,798)	257
Income (loss) before provision for income taxes	(97,400)	17,419	(111,362)	12,145

Provision for income taxes	(2,249)	(6,153)	(4,022)	(10,025)

Net income (loss)	$(99,649)	$11,266	$(115,384)	$2,120
Less: Convertible Preferred Stock dividends	(255)	(619)	(1,587)	(1,991)
Less: Net income allocated to participating securities	—	(2,854)	—	(35)
Net income (loss) available for common stockholders	$(99,904)	$7,793	$(116,971)	$94

Net income (loss) per common share - basic	(2.63)	0.37	(4.09)	—
Net income (loss) per common share - diluted	(2.63)	0.32	(4.09)	—
Weighted average shares - basic	38,038,055	20,968,271	28,577,230	20,748,193
Weighted average shares - diluted	38,038,055	35,336,064	28,577,230	20,748,193

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Equity (Deficit)
	Shares	Par Value		Shares	Cost

Balance at December 31, 2019	20,461	$2	$17,167	(14)	$(76)	$(126,196)	$(109,103)
Net loss	—	—	—	—	—	(12,743)	(12,743)
Share-based compensation	—	—	1,113	—	—	—	1,113
Equity plan compensation	240	—	280	(38)	(84)	—	196
Series B Preferred Stock - Warrants at close	—	—	15,631	—	—	—	15,631
Series A Preferred dividends	—	—	(766)	—	—	—	(766)
Balance at March 31, 2020	20,701	$2	$33,425	(52)	$(160)	$(138,939)	$(105,672)
Net income	—	—	—	—	—	3,597	3,597
Share-based compensation	—	—	844	—	—	—	844
Equity plan compensation	441	—	800	(129)	(235)	—	565
Series A Preferred dividends	—	—	(606)	—	—	—	(606)
Balance at June 30, 2020	21,142	$2	$34,463	(181)	$(395)	$(135,342)	$(101,272)
Net income	—	—	—	—	—	11,266	11,266
Share-based compensation	—	—	1,110	—	—	—	1,110
Equity plan compensation	23	—	(42)	—	—	—	(42)
Retirement of treasury shares	(181)	—	(395)	181	395	—	—
Series A Preferred dividends	—	—	(619)	—	—	—	(619)
Balance at September 30, 2020	20,984	$2	$34,517	—	$—	$(124,076)	$(89,557)

Balance at December 31, 2020	21,009	$2	$35,305	—	$—	$(125,468)	$(90,161)
Net loss	—	—	—	—	—	(20,434)	(20,434)
Earnout Shares	1,803	—	—	—	—	—	—
Share-based compensation	—	—	727	—	—	—	727
Equity plan compensation	521	—	(2,909)	—	—	—	(2,909)
Exercise of warrants	15	—	—	—	—	—	—
Series A Preferred dividends	—	—	(656)	—	—	—	(656)
Balance at March 31, 2021	23,348	$2	$32,467	—	$—	$(145,902)	$(113,433)
Net income	—	—	—	—	—	4,699	4,699
Share-based compensation	—	—	1,926	—	—	—	1,926
Equity plan compensation	249	—	(1,853)	—	—	—	(1,853)
Exercise of warrants	1,553	1	200	—	—	—	201
Series A Preferred dividends	—	—	(676)	—	—	—	(676)
Balance at June 30, 2021	25,150	$3	$32,064	—	$—	$(141,203)	$(109,136)
Net loss	—	—	—	—	—	(99,649)	(99,649)
Share-based compensation	—	—	1,526	—	—	—	1,526
Equity plan compensation	78	—	(579)	—	—	—	(579)
Issuance of Common Stock	10,548	1	193,480	—	—	—	193,481
Series A Preferred Stock conversion	2,132	—	23,455	—	—	—	23,455
Issuance of Anti-Dilution Shares	649	—	7,568	—	—	—	7,568
Exercise of warrants	5,996	—	—	—	—	—	—
Series A Preferred dividends	—	—	(255)	—	—	—	(255)
Balance at September 30, 2021	44,553	4	257,259	—	—	(240,852)	16,411

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(115,384)	$2,120
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,407	36,566
Warrant liability fair value adjustment	17,216	(171)
Amortization of debt discounts and issuance costs	7,443	9,343
Loss on extinguishment of debt	101,006	—
Share-based compensation expense	4,179	3,067
Loss on sale of equipment	—	1,251
Deferred compensation	(1,038)	(139)
Accrued dividends on Series B Preferred Stock	—	7,959
Deferred income taxes	4,022	9,814
Other, net	(325)	287
Change in operating assets and liabilities:
Accounts receivable	(163,613)	17,327
Contract assets	(77,476)	(37,210)
Prepaid expenses and other assets	(3,130)	(3,288)
Accounts payable and accrued liabilities	165,943	(64,089)
Contract liabilities	28,046	(41,635)
Net cash provided by (used in) operating activities	1,296	(58,798)

Cash flow from investing activities:
Company-owned life insurance	(542)	847
Purchases of property, plant and equipment	(24,013)	(6,727)
Proceeds from sale of property, plant and equipment	3,512	4,151
Net cash used in investing activities	(21,043)	(1,729)

Cash flows from financing activities:
Proceeds from long-term debt	300,000	72,000
Payments on long-term debt	(1,934)	(83,201)
Extinguishment of debt	(173,345)	—
Extinguishment of Series B Preferred Stock	(264,937)	—
Debt financing fees	(11,415)	—
Payments on finance lease obligations	(22,742)	(19,301)
Proceeds from issuance of Common Stock	193,481	—
Proceeds from issuance of Series B Preferred Stock	—	350
Proceeds of issuance of employee stock awards	—	718
Shares for tax withholding on release of restricted stock units	(5,341)	—
Proceeds from exercise of warrants	201	—
Net cash provided by (used in) financing activities	$13,968	$(29,434)

Net change in cash and cash equivalents	(5,779)	(89,961)

Cash and cash equivalents, beginning of the period	164,041	147,259

Cash and cash equivalents, end of the period	$158,262	$57,298

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures:
Cash paid for interest	30,830	30,149
Cash paid (received) for income taxes	3,478	(955)
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	18,562	11,691
Acquisition of assets/liabilities through operating lease	8,200	6,028
Series A Preferred dividends declared	1,587	1,991

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
In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.
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

The prior period classification of the warrant liability fair value adjustment has been revised to conform to the current period presentation within the Condensed Consolidated Statements of Operations. This reclassification has no effect on net income or stockholders' equity.

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

    Revenue derived from projects billed on a fixed-price basis totaled 99.5% and 98.4% of consolidated revenue from operations for the three months ended September 30, 2021 and 2020, respectively, and totaled 98.8% and 97.6% for the nine months ended September 30, 2021 and 2020, respectively. Revenue and related costs for contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 0.5% and 1.6% of consolidated revenue from operations for the three months ended September 30, 2021 and 2020, respectively, and totaled 1.2% and 2.4% for the nine months ended September 30, 2021 and 2020, respectively.

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
    Remaining performance obligations represent the amount of unearned transaction prices for contracts, including approved and unapproved change orders. As of September 30, 2021, the amount of the Company’s remaining performance obligations was $1,686.7 million. The Company expects to recognize approximately 75.5% of its remaining performance obligations as revenue during the next twelve months. Revenue recognized from performance obligations satisfied in previous periods was $(0.7) million and $(0.8) million for the three months ended September 30, 2021 and 2020, respectively, and $(1.1) million and $(4.4) million for the nine months ended September 30, 2021 and 2020, respectively.
Variable Consideration
    Transaction pricing for the Company’s contracts may include variable consideration, such as unapproved change orders, claims, incentives and liquidated damages. Management estimates variable consideration for a performance obligation utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Management’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available. The effect of a change in variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders, claims and liquidated damages reflected in the transaction price are not resolved in the Company’s favor, or to the extent incentives reflected in the transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

    As of September 30, 2021 and December 31, 2020, the Company included approximately $70.8 million and $52.6 million, respectively, of unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final change order approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.
Disaggregation of Revenue
    The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts the nature, amount, timing and uncertainty of its revenue:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Renewables Segment
Wind	$416,890	$261,754	880,814	$827,442
Solar	100,282	65,297	241,586	72,617
	$517,172	$327,051	$1,122,400	$900,059

Specialty Civil Segment
Heavy civil	$102,046	$119,713	229,802	$264,656
Rail	35,226	52,955	93,266	132,333
Environmental	43,315	22,513	88,851	63,951
	$180,587	$195,181	$411,919	$460,940
Concentrations
    The Company did not have any revenue concentrations above 10% for the three and nine months ended September 30, 2021 and 2020, respectively. The Company did not have any accounts recievable concentrations above 10% as of September 30, 2021 and 2020, respectively.

Construction Joint Ventures

Certain contracts are executed through joint ventures. The arrangements are often formed for the execution of single contracts or projects and allow the Company to share risks and secure specialty skills required for project execution.
In accordance with ASC Topic 810, Consolidation, the Company assesses its joint ventures at inception to determine if any meet the qualifications of a VIE. The Company considers a joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the joint venture is a VIE.
The Company also evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the entity, and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. When the Company is determined to be the primary beneficiary, the VIE is consolidated. In accordance with ASC 810, management’s assessment of whether the Company is the primary beneficiary of a VIE is performed continuously.

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
Recently Adopted Accounting Standards - Guidance Adopted in 2021

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
Recently Issued Accounting Standards Not Yet Adopted

    In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial assets, including trade accounts receivables. The expected credit loss methodology under ASU 2016-13 is based on historical experience, current conditions and reasonable and supportable forecasts, and replaces the probable/incurred loss model for measuring and recognizing expected losses under current GAAP. The ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the new standard but does not expect it to have a material impact on our estimate of the allowance for uncollectible accounts.
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

The Company believes that the COVID-19 pandemic did not have a material adverse impact on the Company’s financial results for the period ended September 30, 2021. Currently, most of the Company’s construction services are deemed essential under governmental mitigation orders and all of our business segments continue to operate. The Company has issued several notices of force majeure for the purpose of recognizing delays in construction schedules due to COVID-19 outbreaks on certain of its work sites and has also received notices of force majeure from the owners of certain projects and certain subcontractors. Management does not believe that any delays on projects related to these events of force majeure will have a material impact on the Company's results of operations.

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

    Contract assets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Costs and estimated earnings in excess of billings on uncompleted contracts	$113,296	$51,367
Retainage receivable	109,363	93,816
	$222,659	$145,183

    Contract liabilities consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Billings in excess of costs and estimated earnings on uncompleted contracts	$146,156	$117,641
Loss on contracts in progress	125	594
	$146,281	$118,235

    Revenue recognized for the three and nine months ended September 30, 2021 that was included in the contract liability balance at December 31, 2020 was approximately $2.1 million and $114.1 million, respectively, and revenue recognized for the three and nine months ended September 30, 2020 that was included in the contract liability balance at December 31, 2019 was approximately $5.8 million and $114.5 million, respectively.

    Activity in the allowance for doubtful accounts for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Allowance for doubtful accounts at beginning of period	$—	$89	$—	$75
Plus: provision for (reduction in) allowance	—	—	—	14
Less: write-offs, net of recoveries	—	—	—	—
Allowance for doubtful accounts at period end	$—	$89	$—	$89

Note 3. Property, Plant and Equipment, Net

    Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Buildings and leasehold improvements	$6,263	$4,402
Land	17,600	17,600
Construction equipment	225,143	192,402
Office equipment, furniture and fixtures	3,642	3,620
Vehicles	7,888	7,326
	260,536	225,350
Accumulated depreciation	(120,024)	(94,604)
Property, plant and equipment, net	$140,512	$130,746

    Depreciation expense of property, plant and equipment was $10,960 and $9,282 for the three months ended September 30, 2021 and 2020, respectively, and was $29,558 and $26,575 for the nine months ended September 30, 2021 and 2020, respectively.

Note 4. Goodwill and Intangible Assets, Net

    The following table provides the changes in the carrying amount of goodwill, by segment:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2020	$3,020	$34,353	$37,373
Adjustments	—	—	—
December 31, 2020	$3,020	$34,353	$37,373
Adjustments	—	—	—
September 30, 2021	$3,020	$34,353	$37,373

Intangible assets consisted of the following as of the dates indicated:

	September 30, 2021				December 31, 2020
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(11,320)	$15,180	4.25 years	$26,500	$(8,481)	$18,019	5 years
Trade name	13,400	(7,995)	5,405	2.25 years	13,400	(5,985)	7,415	3 years
	$39,900	$(19,315)	$20,585		$39,900	$(14,466)	$25,434

Amortization expense associated with intangible assets for the three months ended September 30, 2021 and 2020, totaled $1.6 million and $3.3 million, respectively, and $4.8 million and $10.0 million for the nine months ended September 30, 2021 and 2020, respectively.

    The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2021 through 2025:

(in thousands)	Remainder of 2021	2022	2023	2024	2025
Amortization expense	$1,616	$6,466	$5,841	$3,785	$2,876

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

    The following table sets forth information regarding the Company's liabilities measured at fair value on a recurring basis:

	September 30, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Private warrants	$—	$348	$—	$348	$—	$—	$—	$—
Series B Preferred Stock - Anti-dilution warrants	—	—	18,500	18,500	—	—	8,800	8,800
Series B-1 Preferred Stock - Performance warrants	—	—	—	—	—	—	400	400
Total liabilities	$—	$348	$18,500	$18,848	$—	$—	$9,200	$9,200

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using Level 3 inputs:

(in thousands)	Series B Preferred Stock - Anti-dilution warrants	Series B-1 Preferred Stock - Performance warrants
Beginning Balance, December 31, 2020	$8,800	$400
Fair value adjustment - loss (gain) recognized in other income	17,268	(400)
Transfer to non-recurring fair value instrument (equity)	(7,568)	—
Ending Balance, September 30, 2021	$18,500	$—

On August 2, 2021, the Company closed an underwritten public offering. At the closing of the offering, the following equity transactions were completed with ASOF Holdings I, L.P. (“ASOF”) and Ares Special Situations Fund IV, L.P. (“ASSF” and, together with ASOF, “Ares Parties”):

•the Ares Parties converted all of their Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) (consisting of all of the Company's issued and outstanding shares of Series A Preferred Stock), into 2,132,273 shares of common stock;

•the Company issued to the Ares Parties 507,417 shares of common stock representing shares of common stock underlying warrants that the Ares Parties were entitled to pursuant to anti-dilution rights that are triggered upon conversion of the Series A Preferred Stock described below as a part of the “Series B Preferred Stock - Anti-Dilution Warrants” section;

For further discussion of the equity transaction see Note 8. Earnings Per Share.

    The information below describes the balance sheet classification and the recurring fair value measurement for these requirements:

Private Warrants (recurring) - The Company has 295,000 private warrants that are not actively traded on the public markets and the Company adjusts the fair value at the end of each fiscal period using the price on that date multiplied by the remaining private warrants. The Private warrants were recorded as warrant obligations at the end of the quarter and the fair value adjustment was recorded as Warrant liability fair value adjustment for the three and nine months ended September 30, 2021. For further discussion see Note 8. Earnings Per Share.

    Series B Preferred Stock - Anti-dilution Warrants (recurring) - The number of common shares attributable to the warrants issued to Series B Preferred Stockholders for anti-dilution warrants were as follows;

•upon conversion by Series A Preferred Stockholders and determined on a 30-day volume weighted average. As noted above, these anti-dilution warrants were issued upon the conversion of the Series A Preferred Stock as part of the equity transaction on August 2, 2021 and therefore no liability was recorded at September 30, 2021.

•upon the exercise of any warrant with an exercise price of $11.50 or higher. As of September 30, 2021, the Company had 8,480,000 Merger Warrants to purchase shares of common stock at $11.50 per share. If the Merger Warrants were converted it would result in an additional 2.6 million anti-dilution warrants being issued. As of September 30, 2021, the Company recorded the anti-dilution warrants at fair value, which was estimated using a Monte Carlo simulation based on certain significant unobservable inputs, such as a risk rate premium, volatility of stock, conversion stock price, current stock price and amount of time remaining before expiration of the Merger Warrants. The calculation derived a fair value adjustment of $18.5 million to the liability based on an anti-dilution warrant fair value of $7.27.

Significant unobservable inputs used in the fair value calculation as of the periods indicated were as follows:

September 30, 2021
Stock price	$11.43
Conversion stock price	$11.50
Time before Merger Warrant expiration	1.49
Stock volatility	56.95%
Risk-free interest rate	0.18%

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

Note 6. Debt and Series B Preferred Stock

    Debt consisted of the following obligations as of:

(in thousands)	September 30, 2021	December 31, 2020

Term loan	$—	$173,345
Senior unsecured notes	300,000	—
Commercial equipment notes	4,170	5,582
Total principal due for long-term debt	304,170	178,927
Unamortized debt discount and issuance costs	(11,231)	(17,196)
Less: Current portion of long-term debt	(2,309)	(2,506)
Long-term debt, less current portion	$290,630	$159,225

Debt - Series B Preferred Stock	$—	$185,396
Unamortized debt discount and issuance costs	—	(11,528)
Long-term Series B Preferred Stock	$—	$173,868

Senior Unsecured Notes

On August 17, 2021, IEA Energy Services LLC, a wholly owned subsidiary of the Company (“Services”), issued $300.0 million aggregate principal amount of its 6.625% senior unsecured notes due 2029 (the “Senior Unsecured Notes”), in a private placement. Interest is payable on the Senior Unsecured Notes on each February 15 and August 15, commencing on February 15, 2022. The Senior Unsecured Notes will mature on August 15, 2029. The Senior Unsecured Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic wholly-owned subsidiaries (the “Guarantors”).

On or after August 15, 2024, the Senior Unsecured Notes are subject to redemption at any time and from time to time at the option of Services, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2024	103.3%
2025	101.7%
2026 and thereafter	100.0%

Prior to August 15, 2024, Services may also redeem some or all of the Senior Unsecured Notes at the principal amount of the Senior Unsecured Notes, plus a “make-whole premium,” together with accrued and unpaid interest. In addition, at any time prior to August 15, 2024, Services may redeem up to 40.0% of the original principal amount of the Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 106.63% of the principal amount of the Senior Unsecured Notes, together with accrued and unpaid interest.

In connection with the issuance of the Senior Unsecured Notes, Services entered into an indenture (the “Indenture”) with the Guarantors and Wilmington Trust, National Association, as trustee, providing for the issuance of the Senior Unsecured Notes. The terms of the Indenture provides for, among other things, negative covenants that under certain circumstances would limit Services’ ability to incur additional indebtedness; pay dividends or make other restricted payments; make loans and investments; incur liens; sell assets; enter into affiliate transactions; enter into certain sale and leaseback transactions; enter into agreements restricting Services' subsidiaries' ability to pay dividends; and merge, consolidate or amalgamate or sell all or substantially all of its property, subject to certain thresholds and exceptions. The Indenture provides for customary events of default that include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other covenants or agreements in the Indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

Credit Agreement

On August 17, 2021, Services, as the borrower, and certain guarantors (including the Company), entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and CIBC Bank USA in its capacities as the Administrative and Collateral Agent for the lenders. The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. The Credit Agreement is guaranteed by the Company and certain subsidiaries of the Company (the “Credit Agreement Guarantors” and together with Services, the “Loan Parties”) and is secured by a security interest in substantially all of the Loan Parties’ personal property and assets. Services has the ability to increase available borrowing under the credit facility by an additional amount up to $50.0 million subject to certain conditions.

Services may voluntarily repay and reborrow outstanding loans under the credit facility at any time subject to usual and customary breakage costs for borrowings bearing interest based on LIBOR and minimum amount requirements set forth in the Credit Agreement. The credit facility includes $100.0 million in borrowing capacity for the issuance of letters of credit. The credit facility is not subject to amortization and matures with all commitments terminating on August 17, 2026.

Interest rates on the credit facility are based upon (1) an index rate that is established at the highest of the prime rate or the sum of the federal funds rate plus 0.50%, or (2) at Services’ election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon Services’ first lien net leverage within the range of 1.00% to 2.50% for index rate loans and 2.00% and 3.50% for LIBOR loans. Borrowings under the credit facility shall initially bear interest at a rate per annum equal to LIBOR plus 2.50%. In addition to paying interest on outstanding principal under the credit facility, Services is required to pay a commitment fee to the lenders under the credit facility for unused commitments. The commitment fee rate ranges from 0.30% to 0.45% per annum depending on Services’ First Lien Net Leverage Ratio (as defined in the Credit Agreement).

The credit facility requires Services to comply with a quarterly maximum consolidated First Lien Net Leverage Ratio test and minimum Fixed Charge Coverage ratio as follows:

•Fixed Charge Coverage Ratio - The Loan Parties shall not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the last day of any four consecutive fiscal quarter period ending on the last day of a fiscal quarter to be less than 1.20:1.00, commencing with the period ending September 30, 2021.

•First Lien Net Leverage Ratio – The Loan Parties will not permit the First Lien Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of any four consecutive fiscal quarter period ending on the last day of a fiscal quarter to exceed 1.75:1.00, commencing with the period ending September 30, 2021 (subject to certain increases for permitted acquisitions).

In addition, the Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, limit Services’ ability and the ability of its restricted subsidiaries including the Company to incur indebtedness or guarantee debt; incur liens; make investments, loans and acquisitions; merge, liquidate or dissolve; sell assets, including capital stock of subsidiaries; pay dividends on its capital stock or redeem, repurchase or retire its capital stock; amend, prepay, redeem or purchase subordinated debt; and engage in transactions with affiliates.

The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the credit facility are entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

Third A&R Credit Agreement and Term Loan

Prior to entering into the Credit Agreement, we were party to that certain Third A&R Credit Agreement, dated May 15, 2019, as amended (the “Third A&R Credit Agreement”), which governed the terms of our term loan (the “Term Loan”) and provided for revolving credit commitments of up to $75.0 million, upon the terms and subject to the satisfaction of the conditions set forth in the Third A&R Credit Agreement. The Term Loan was repaid in full and the Third A&R Credit Agreement has been terminated.

The stated interest rate for the senior notes as of September 30, 2021 was 6.625%. The weighted average interest rate for the Third A&R Credit Agreement term loan as of December 31, 2020 was 7.00%.
Series B Preferred Stock
In 2019, the Company entered into three equity purchase agreements and issued Series B Preferred Stock. The Series B Preferred Stock was a mandatorily redeemable financial instrument under ASC Topic 480 and had been recorded as a liability using the effective interest rate method for each tranche. The mandatory redemption date for all tranches of the Series B Preferred Stock was February 15, 2025.

On August 17, 2021, the Company redeemed all of the shares of Series B Preferred Stock at the Optional Redemption Price per share. The Optional Redemption Price was a price per share of Series B Preferred Stock in cash equal to $1,500, plus all accrued and unpaid dividends thereon since the immediately preceding dividend date calculated through the day prior to such redemption, minus the amount of any Series B preferred cash dividends actually paid. See the table below for further discussion of proceeds and the loss on extinguishment.

Debt and Series B Preferred Stock Extinguishment
The Company used the proceeds from the Senior debt and equity transaction discussed in Note 8. Earnings Per Share and the New Credit Facility discussed above to redeem all of the Series B Preferred Stock and paid off the Term Loan. Below is a summary of the the use of proceeds:

Use of Proceeds ($ in millions)
Proceeds from Equity transaction	$193.5
Proceeds from Debt transaction	300.0
Transaction proceeds	493.5
Less: Deferred Fees	(11.4)
Net transaction proceeds	$482.1

Series B Preferred Stock redemption	$(264.9)
Term Loan payoff	(173.3)
Revolver and letter of credit payoff	(22.4)
Total use of proceeds	$(460.6)

Loss on Extinguishment of Debt
Series B Preferred Stock - Make Whole Premium	$47.3
Write-off of deferred fees related to term loan	13.2
Series B Preferred Stock - write-off of deferred fees and discount	40.5
Loss on Extinguishment of Debt	$101.0

Contractual Maturities

    Contractual maturities of the Company's outstanding principal on debt obligations as of September 30, 2021:

(in thousands)	Maturities
Remainder of 2021	$633
2022	1,952
2023	838
2024	442
2025	239
Thereafter	300,066
Total contractual maturities	$304,170

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
Finance Leases

    The Company has obligations, exclusive of associated interest, under various finance leases for equipment totaling $52.8 million and $57.6 million at September 30, 2021 and December 31, 2020, respectively. Gross property under this capitalized lease agreement at September 30, 2021 and December 31, 2020, totaled $144.9 million and $128.0 million, less accumulated depreciation of $70.2 million and $55.1 million, respectively, for net balances of $74.7 million and $72.9 million, respectively. Depreciation expense for assets held under the finance leases is included in cost of revenue in the condensed consolidated statements of operations.

    The future minimum payments of finance lease obligations are as follows:

(in thousands)
Remainder of 2021	$6,846
2022	25,050
2023	11,125
2024	6,951
2025	4,870
Thereafter	1,721
Future minimum lease payments	56,563
Less: Amount representing interest	(3,713)
Present value of minimum lease payments	52,850
Less: Current portion of finance lease obligations	24,724
Finance lease obligations, less current portion	$28,126

Operating Leases

    In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facilities, vehicles and equipment. The Company has obligations, exclusive of associated interest, totaling $38.5 million and $38.0 million at September 30, 2021 and December 31, 2020, respectively. Property under these operating lease agreements at September 30, 2021 and December 31, 2020, totaled $37.0 million and $36.5 million, respectively.

    The Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.2 million per year. Total expense under these agreements are listed in the following table as variable lease costs.

    The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)
Remainder of 2021	$3,247
2022	11,983
2023	9,476
2024	5,058
2025	2,285
Thereafter	18,960
Future minimum lease payments	51,009
Less: Amount representing interest	(12,481)
Present value of minimum lease payments	38,528
Less: Current portion of operating lease obligations	10,196
Operating lease obligations, less current portion	$28,332

Lease Information

	Three months ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Finance Lease cost:
Amortization of right-of-use assets	$5,855	$5,281	$17,533	$16,836
Interest on lease liabilities	758	891	2,364	3,017
Operating lease cost	3,186	3,340	9,759	10,307
Short-term lease cost	61,222	49,817	120,450	116,585
Variable lease cost	2,214	891	6,372	2,835
Sublease Income	(33)	(33)	(100)	(99)
Total lease cost	$73,202	$60,187	$156,378	$149,481

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$758	$891	$2,363	$3,017
Operating cash flows from operating leases	$3,232	$3,275	$9,656	$10,003
Weighted-average remaining lease term - finance leases			2.84 years	2.55 years
Weighted-average remaining lease term - operating leases			7.55 years	8.16 years
Weighted-average discount rate - finance leases			5.49%	6.07%
Weighted-average discount rate - operating leases			6.75%	6.94%

Letters of Credit and Surety Bonds

    In the ordinary course of business, the Company is required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of September 30, 2021, and December 31, 2020, the Company was contingently liable under letters of credit issued under our credit facility, in the amount of $33.7 million and $7.8 million, respectively, related to projects and insurance. In addition, as of September 30, 2021 and December 31, 2020, the Company had outstanding surety bonds on projects with nominal amounts of $3.2 billion and $2.8 billion, respectively. The remaining approximate exposure related to these surety bonds amounted to $400.0 million and $293.1 million, respectively.

Legal Proceedings

The Company is a nominal defendant to a lawsuit, instituted in December 2019 in the Delaware Chancery Court by a purported stockholder of the Company, against the Company’s Board of Directors, Oaktree Capital Management ("Oaktree"), and Ares Management, LLC ("Ares"), from which Ares was subsequently dismissed. The complaint asserts a variety of claims arising out of the sale of Series B Preferred Stock and warrants to Ares and Oaktree in May 2019. The complaint alleges claims for breach of fiduciary duty directly on behalf of putative class of stockholders and derivatively on behalf of the Company, aiding and abetting breach of fiduciary duty both derivatively and directly, and unjust enrichment derivatively on behalf of the Company. The plaintiff is seeking rescission of the transaction, unspecified monetary damages, and fees. On July 28, 2021, the Company and the plaintiff stockholder entered into a memorandum of understanding to settle the lawsuit against all defendants, subject to approval by the Delaware Chancery Court, the terms of which do not require payment of any settlement funds to the plaintiff except that, as they are entitled to do under Delaware law, the plaintiffs are entitled to ask the Court to award them attorneys’ fees in connection with the settlement. The timing of the approval of the settlement, if any, by the Court is unknown at this time but is not expected to occur prior to year-end. The Company has placed its director and officer liability insurance carriers on notice of the lawsuit and the proposed settlement; pursuant to the coverage terms, the Company is subject to a $1.5 million deductible, which the Company has exhausted. Pursuant to agreements entered into in connection with the sale of Series B Preferred Stock, the Company is obligated to indemnify Oaktree and Ares for any legal fees and damages incurred by either of them in connection with this matter.

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

    Diluted EPS, where applicable, assumes the dilutive effect of (i) Series A cumulative convertible preferred stock, using the if-converted method, (ii) publicly traded warrants, (iii) Series B Preferred Stock - Warrants and (iv) the assumed exercise of in-the-money stock options and the assumed vesting of outstanding restricted stock units (“RSUs”), using the treasury stock method.

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

Public Offering

On August 2, 2021, the Company closed an underwritten public offering of 10,547,866 shares of common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $11.00 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an additional 7,747,589 shares of Common Stock at a price of $10.9999 per Pre-Funded Warrant (the “Offering”).

The Pre-Funded Warrants to purchase 7,747,589 shares of our Common Stock were issued to ASOF in connection with the closing of the Offering. The Pre-Funded Warrants have an exercise price of $0.0001 per share and do not expire and are exercisable at any time after their original issuance. The Pre-Funded Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates that report together as a group under the beneficial ownership rules, would beneficially own, after such exercise more than 32.0% of our issued and outstanding Common Stock.

At the closing of the Offering the Ares Parties completed the following equity transactions:

•converted all of their Series A Preferred Stock into 2,132,273 shares of Common Stock;

•the Company issued to the Ares Parties 507,417 shares of Common Stock representing shares of Common Stock underlying warrants that the Ares Parties were entitled to pursuant to anti-dilution rights that are triggered upon conversion of the Series A Preferred Stock described in Note 5. Fair value of financial instruments; and

•the Company issued to the Ares Parties 5,996,310 shares of Common Stock for the exercise of warrants that were issued to the Ares Parties in connection with their original purchases of Series B Preferred Stock (the “Series B Preferred Stock - Warrants”).

The calculations of basic and diluted EPS, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$(99,649)	$11,266	(115,384)	2,120
Less: Convertible Preferred Stock dividends	(255)	(619)	(1,587)	(1,991)
Less: Net income allocated to participating securities	—	(2,854)	—	(35)
Net income (loss) available to common stockholders	(99,904)	7,793	(116,971)	94

Denominator:
Weighted average common shares outstanding - basic	38,038,055	20,968,271	28,577,230	20,748,193

Series B Preferred Stock - Warrants(3)	—	7,683,903	—	—
Convertible Series A Preferred Stock	—	4,758,887	—	—
Merger Warrants	—	—	—	—
Options	—	—	—	—
RSUs(4)	—	1,925,003	—	—
Weighted average common shares outstanding - diluted	38,038,055	35,336,064	28,577,230	20,748,193

Anti-dilutive:
Convertible Series A Preferred Stock (1)	—	—	—	6,920,305
Merger Warrants (2)	536,719	—	1,435,878	—
Series B Preferred Stock - Warrants (3)	135,259	—	135,259	7,680,981
Pre-Funded Warrants(4)	7,747,589	—	7,747,589	—
Options (5)	59,284	—	94,665	—
RSUs (6)	1,667,430	—	1,728,764	1,825,123

Basic EPS	(2.63)	0.37	(4.09)	—
Diluted EPS	(2.63)	0.32	(4.09)	—

(1)     On August 2, 2021 the Series A Preferred Stock was converted into common shares and therefore has been excluded from the anti-dilutive section above for the three and nine months ended September 30, 2021.

(2)    For the three months and nine months ended September 30, 2020, Merger Warrants to purchase 8,480,000 shares of common stock at $11.50 per share were not considered as dilutive as the warrants’ exercise price was not greater than the average market price of the common stock during the period. For the three and nine months ended September 30, 2021, these warrants were calculated using the treasury stock method and were anti-dilutive.

(3)     Series B Preferred Stock - Warrants are considered as participating securities because the holders are entitled to participate in any distributions similar to that of common shareholders. On August 2, 2021, the Company issued to the Ares Parties 5,996,310 shares of Common Stock for the exercise of warrants that were issued to the Ares Parties in connection with their original purchases of Series B Preferred Stock. As of the three and nine month ended September 30, 2021, there were 135,259 Series B Preferred Stock - Warrants that were considered anti-dilutive.

(4)    On August 2, 2021 the Company issued 7,747,589 Pre-Funded Warrants to ASOF that are considered participating because the holders are entitled to participate in any distributions similar to that of common shareholders.

(5)    As of September 30, 2020, there were 504,214 of vested and unvested options not considered dilutive as the respective exercise price or average stock price required for vesting of such awards was greater than the average market price of the common stock during the period.

(6)    As of September 30, 2021 and 2020, 116,867 and 611,166 unvested RSUs, respectively. These awards were not considered dilutive as the respective performance targets were not achieved.
Merger Warrants

On August 4, 2015, M III formed a Special Purpose Acquisition Corporation and issued public and private warrants before the Merger with the Company. As of September 30, 2021, the Company had 16,925,160 Merger Warrants outstanding, of which 295,000 are considered private warrants. Two Merger Warrants will be exercisable for one share of our common stock at $11.50 per share until the expiration on March 26, 2023. For further discussion about the valuation of the private warrants see Note 5. Fair Value of Financial Instruments.

Series B Preferred Stock Anti-dilution Warrants

The Company also had potential outstanding warrants related to the Series B Preferred Stock issuance. Additional warrants would be issued if the exercise of any warrant with an exercise price of $11.50 or higher. See Note 5. Fair value of financial instruments for further discussion.

Stock Compensation

    Under guidance of ASC Topic 718 “Compensation — Stock Compensation,” stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award).

    The fair value of the RSUs was based on the closing market price of our common stock on the date of the grant. Stock compensation expense for the RSUs is being amortized using the straight-line method over the service period. For the three months ended September 30, 2021 and 2020, we recognized $1.5 million and $1.1 million in compensation expense, respectively, and $4.2 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 9. Income Taxes

    The Company’s statutory federal tax rate was 21.00% for the periods ended September 30, 2021 and 2020, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 11.5%. A small number of states do not impose an income tax.

    The effective tax rates for the three months ended September 30, 2021 and 2020 were (2.3)% and 35.3%, respectively, and were (3.6)% and 82.5% for the nine months ended September 30, 2021 and 2020, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent differences related to the interest and other expenses accrued for the Series B Preferred Stock and executive compensation, which is not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended September 30, 2021 and 2020.

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
•Rail infrastructure services such as planning, design, procurement, construction and maintenance of major railway and intermodal facilities.

Segment Revenue

    Revenue by segment was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021		2020		2021		2020
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$517,172	74.1%	$327,051	62.6%	$1,122,400	73.2%	$900,059	66.1%
Specialty Civil	180,587	25.9%	195,181	37.4%	411,919	26.8%	460,940	33.9%
Total revenue	$697,759	100.0%	$522,232	100.0%	$1,534,319	100.0%	$1,360,999	100.0%

Segment Gross Profit

    Gross profit by segment was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021		2020		2021		2020
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$51,867	10.0%	$37,371	11.4%	$106,930	9.5%	$100,183	11.1%
Specialty Civil	20,303	11.2%	21,518	11.0%	35,264	8.6%	45,988	10.0%
Total gross profit	$72,170	10.3%	$58,889	11.3%	$142,194	9.3%	$146,171	10.7%

Note 11. Joint Ventures

As of September 30, 2021, the Company did not have any VIEs but did have one joint venture that used the proportionate consolidation method at 25% ownership. The following balances were included in the condensed consolidated financial statements:

(in thousands)		September 30, 2021
Assets
Cash		$7,939
Accounts receivable		847
Contract assets		2,412

Liabilities
Accounts payable		$2,569
Contract liabilities		6,394

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Revenue	$5,835	$15,425
Cost of revenue	3,599	13,189
Selling, general and administrative expenses	(450)	—

Note 12. Related Party Transactions

On August 2, 2021, as part of the equity transactions the Company entered into the Stockholders’ Agreement with the Ares Parties. Pursuant to the Stockholders’ Agreement:

•The Ares Parties are entitled to designate two members of our Board for so long as the Ares Parties and their affiliates beneficially own less than 20% but more than or equal to 10% of our Common Stock, and no representatives if the Ares Parties and their affiliates beneficially own less than 10% of our Common Stock. The Stockholders’ Agreement also requires us to take any and all necessary action to reduce the number of directors on the Board to nine and to cause the Board to be comprised of a total of nine directorships (in each case, including (or assuming) both of the Ares representatives are members of the Board) immediately following the first annual or special meeting at which directors are elected following the closing of the Offering.

•The Ares Parties agreed not to transfer any equity securities acquired in the Offering (including Common Stock, Pre-Funded Warrants and shares of Common Stock issuable upon exercise of the Pre-Funded Warrants) until twelve months following the initial closing of the Offering; provided, however, that certain transfers in connections with consolidations and reorganizations, tender or exchange offers, exercises of registration rights and certain distributions are permitted.

•The Ares Parties agreed, with respect to themselves and their controlled affiliates acting on their behalf, for a period of time up to the earlier of the thirty-month anniversary of the date of closing of the Offering, or the earlier occurrence of the date in which the Ares Parties and their affiliates beneficially own less than 10% of our outstanding Common Stock, a change of control transaction, a material breach of the Stockholders’ Agreement by us, an event of default by us with respect to the our senior notes or credit agreements or other indebtedness exceeding $50.0 million, or any winding up, dissolution or liquidation or bankruptcy (subject to certain permitted exceptions):

◦not to transfer its Common Stock to competitors (as defined in the Stockholders’ Agreement) or any person that would beneficially own more than 20% of our Common Stock, subject to certain permitted exceptions;

◦not to take, or permit their controlled affiliates acting on their behalf to take, certain actions, subject to certain permitted exceptions, including, but not limited to:

◦making any public announcement, proposal or offer, with respect to (a) acquisitions of additional Common Stock, (b) any restructuring, recapitalization, liquidation or similar transaction, (c) the election of directors other than the Ares Parties’ designees or (d) changes to the Board and calling of special meetings;

◦publicly seek a change in the composition or size of the Board;

◦deposit any voting securities into a voting trust;

◦acquire any voting securities or beneficial ownership thereof greater than the Ares Parties’ beneficial ownership following closing of the Offering and 37.8% of the Common Stock on an Adjusted Outstanding Basis (as defined therein);

◦call for, or initiate, propose or requisition a call for any general or special meeting;

◦publicly state an intention, plan or arrangement to do any of the foregoing; or

◦intentionally and knowingly instigate, facilitate, encourage or assist any third party to do any of the foregoing; and

•to cause all voting securities to be present at any annual or special meeting in which directors are to be elected, to vote such securities either as recommended by the Board, or in the same proportions as votes cast by other voting securities with respect to director nominees or other nominees and in favor of any director nominee of the Ares Parties, not to vote in favor of a change of control transaction pursuant to which the Ares Parties would receive consideration that is different in amount or form from other stockholders unless approved by the Board; and

•the Ares Parties are afforded reasonable access to our books and records for so long as the Ares Parties have a right to designate a director to the Board.

Note 13. Subsequent Events

On October 3, 2021, ASOF exchanged 3,420,267 non-voting Pre-Funded Warrants for 3,420,236 shares of the Company's Common Stock in a cashless exercise. ASOF may not exercise the balance of the pre-funded warrants if it would cause them to exceed a 32% ownership percentage.

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
•our beliefs regarding the state of the renewable wind energy market generally; and
•the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”, and in our quarterly reports, other public filings and press releases.

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

Overview

    We are a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States. We specialize in providing complete engineering, procurement and construction services throughout the United States for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. We have completed more than 240 wind and solar projects in 40 states and construct one of every five gigawatts put in to place throughout the U.S. in any given year. Although the Company has historically focused on the renewable industry, but its recent focus on further expansion into the solar market and acquisitions expanding its construction capabilities and geographic footprint in the areas of environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, has created a diverse national platform of specialty construction capabilities. We believe we have the ability to continue to expand these services because we are well-positioned to leverage our expertise and relationships in the wind energy business to provide complete infrastructure solutions in all areas.

    We have two reportable segments: the Renewables (“Renewables”) segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See Segment Results for a description of the reportable segments and their operations.

Recent Developments

Public Equity Offering

As previously disclosed, on August 2, 2021, the Company closed an underwritten public offering of 10,547,866 shares of common stock, par value $0.0001 per share (the “Common Stock”) at a public offering price of $11.00 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an additional 7,747,589 shares of Common Stock at a price of $10.9999 per Pre-Funded Warrant, resulting in gross proceeds to us of approximately $193.5 million.

Senior Notes Offering

As previously disclosed, on August 17, 2021, IEA Energy Services LLC, a wholly owned subsidiary of the Company (“Services”), issued $300.0 million aggregate principal amount of its 6.625% senior unsecured notes due 2029 (the “Senior Unsecured Notes”), in a private placement, resulting in gross proceeds of approximately $288.6 million. For a description of the terms and conditions of the Senior Unsecured Notes, please see “Note 6 – Debt and Series B Preferred Stock” in the notes to our Condensed Consolidated Financial Statements.

Credit Agreement

As previously disclosed, on August 17, 2021, Services, as the borrower, and certain guarantors (including the Company), entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and CIBC Bank USA in its capacities as the Administrative and Collateral Agent for the lenders. The Credit Agreement provides for a $150 million senior secured revolving credit facility, is guaranteed by the Company and certain subsidiaries of the Company and is secured by a security interest in substantially all their personal property and assets. For a description of the terms and conditions of the Credit Agreement, please see “Note 6 – Debt and Series B Preferred Stock” in the notes to our Condensed Consolidated Financial Statements.

Transaction Agreement

As previously disclosed, on July 28, 2021, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Ares Special Situations Fund IV, L.P. (“ASSF”) and ASOF Holdings I, L.P. (“ASOF” and, together with ASSF, the “Ares Parties”). The Transaction Agreement resulted in, among other things:

•The redemption by us of all of our Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”) using proceeds from our offering of Senior Unsecured Notes, Common Stock and Pre-Funded Warrants;

•The repayment of the term loan (“Term Loan”) under our Third A&R Credit Agreement, dated May 15, 2019, as amended (the “Third A&R Credit Agreement”), using proceeds from our offering of Senior Unsecured Notes, Common Stock and Pre-Funded Warrants;

•The Ares Parties converting all of their Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) (consisting of all of our issued and outstanding shares of Series A Preferred Stock), into 2,132,273 shares of Common Stock;

•The issuance to the Ares Parties of 507,417 and other parties of 141,651 shares of Common Stock for certain anti-dilution rights triggered upon conversion of the Series A Preferred Stock described above; and

•The issuance to the Ares Parties of 5,996,310 shares of Common Stock in connection with their exercise of warrants that were issued to the Ares Parties in connection with their original purchases of Series B Preferred Stock.

The following tables illustrate the changes in our outstanding common stock and the use of proceeds from the transactions described above.

Shares Issued
Shares Outstanding June 30, 2021	25,150,306
Issuance of Common Stock	7,362,827
Issuance of Common Stock - Ares	3,185,039
Series B warrants converted to Common Stock - Ares	5,996,310
Series A conversion - Ares	2,132,273
Series A anti dilution shares - Ares and other parties	649,068
Other equity activity	78,079
Shares Outstanding September 30, 2021	44,553,902

Use of Proceeds ($ in millions)
Proceeds from Equity transaction	$193.5
Proceeds from Debt transaction	288.6
Total proceeds	$482.1

Series B Preferred Stock payoff	$(264.9)
Term Loan payoff	(173.3)
Revolver and letter of credit payoff	(22.4)
Total use of proceeds	$(460.6)

Current Quarter Financials

Key financial results for the quarter ended September 30, 2021 include:

•Consolidated revenues increased 33.6% to $697.8 million as compared to $522.2 million for the quarter ended September 30, 2020, of which 74.1% was attributable to the Renewables segment and 25.9% was attributable to the Specialty Civil segment;

•Operating income increased $6.4 million, to $35.6 million as compared to income of $29.2 million for the quarter ended September 30, 2020;

•Completed equity offering and debt transactions mentioned above in the current quarter that redeemed all Series B Preferred Stock and the extinguishment of our previous term loan, which resulted in debt extinguishment costs of $101.0 million and fair value adjustment of warrant liability of $18.5 million;

•Net income decreased $110.9 million, to a loss of $99.6 million as compared to income of $11.3 million for the quarter ended September 30, 2020 due to the debt and equity transactions mentioned above; and

•Backlog increased 30.3%, or $627.8 million to $2.7 billion as compared to $2.1 billion for the year ended December 31, 2020.

Trends and Future Opportunities

Business Environment

We believe there are long-term growth opportunities across our industries, and we continue to have a positive long-term outlook. Although not without risks and challenges, including those discussed in “Significant Factors Impacting Results”
and in “Forward-Looking Statements” and items referred to in Item 1A. Risk Factors disclosed in the Company's Annual Report. We believe that with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to mitigate these risks and continue to capitalize on opportunities and trends in our industries.

Labor Shortage. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to address an aging workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the cyclical nature of the Renewable and to a certain extent parts of our Specialty Civil segment can create shortages of qualified labor in those markets during periods of high demand. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and therefore we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational institution. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could remain challenging.

Additionally, we believe that labor costs will increase given the recent escalated inflationary environment in the United States. Our labor costs are typically passed through in our contracts, and the portion of our workforce that is represented by labor unions typically operate under multi-year collective bargaining agreements, which provide some visibility into future labor costs. As a result, while we continue to monitor our labor markets, we do not currently believe this environment will present a material risk to our profitability and would expect to be able to adjust contract pricing with customers to the extent wages and other labor costs increase, whether due to renegotiation of collective bargaining agreements or market conditions.

Supply Chain Disruption. The world’s biggest solar panel manufacturers have recently been warning of panel shortages amid disruptions in the supply chain and rising material prices. These manufactures have stated that output will be constrained because key component suppliers will be running at less than full capacity in the near future. The reduction in supply is also coupled with the Department of Commerce considering 50% to 250% tariffs on imported solar panels from Southwest Asia. A majority of the United States crystalline silicon solar module imports in the first half of 2021 came from this geographic location. We believe that these disruptions and material price increases could cause a delay in construction schedules for 2022, inefficiencies in our build schedules and fluctuations to our revenue projections.

Regulatory Challenges. The regulatory environment creates both challenges and opportunities for our business, and in recent years heavy civil and rail construction have been impacted by regulatory and permitting delays in certain periods, particularly with respect to regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending, and delays have increased as the COVID-19 pandemic has impacted regulatory agency operations.

However, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with infrastructure and renewable energy spending. For example, regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for system investment and maintenance. Additionally, as described above, we consider renewable energy, including solar and wind generation facilities, to be an ongoing opportunity; however, policy and economic incentives designed to support and encourage such projects can create variability of project timing.

Renewables Segment

The Renewables segment was impacted by the following significant operational trends:

•Revenue increased 58.1% to $517.2 million for the quarter ended September 30, 2021 as compared to $327.1 million.

•Revenues increased primarily due to wind projects that started later in 2021 compared to 2020. Further, higher demand persists in our solar market as projects continue to increase due to our consistent, safe and reliable performance with our customers on our wind projects, that has allowed us to capture further solar opportunities in backlog for 2021 and beyond.

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

As a result, wind and solar power are among the leading sources of new power generation capacity in the U.S., and the Company does not anticipate this trend to change in the near future as we are continuing to see growth through new awards in our backlog:

(in millions)
Segment	December 31, 2020	New Awards in 2021(1)	Revenue Recognized in 2021	Backlog at September 30, 2021(2)
Renewables	$1,513.4	$1,382.9	$1,122.4	$1,773.9

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

Specialty Civil Segment

The Specialty Civil segment was impacted by the following significant operational trends:

•Revenue decreased 7.5% to $180.6 million for the quarter ended September 30, 2021 as compared to $195.2 million. The revenue decrease for the three months ended is primarily due to challenges in the following end markets:

◦The heavy civil construction market has seen increased competition in a few of our end markets.

◦The rail market has been negatively impacted by the COVID-19 pandemic and the reduction of spending budgets of some of our customers, which has led to further delays on portions of our large rail jobs. However, we have recently seen increased bidding opportunities.

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

•Despite the delays in project starts mentioned above we continued to see a strong bidding environment in the heavy civil construction and environmental remediation end markets for 2021 and had significant awarded projects related to:

◦The environmental remediation market continues to provide opportunities for growth and the Company has been awarded a very significant project that started in 2021, coupled with the Company being short listed on some very significant projects with anticipated start dates in 2022.

◦The heavy civil construction market continues to be consistent year over year for awarded projects.

◦The rail market has started to see a small turnaround in bidding as our customer's spending budgets have increased. This has increased the number of larger rail jobs available for 2022 construction.

We believe that our business relationships with customers in these sectors are excellent and the strong reputation that our companies have built has provided us with the right foundation to continue to grow our revenue base. The drivers to further growing this segment are as follows:

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

Additionally, there is significant overlap in labor, skills and equipment needs between our Renewables segment and our Specialty Civil segment, which we expect will continue to provide us with operating efficiencies as we continue to expand this sector. The Company continues to cross leverage these two segments and continues to see future growth through new awards in our backlog:

(in millions)
Segment	December 31, 2020	New Awards in 2021(1)	Revenue Recognized in 2021	Backlog at September 30, 2021(2)
Specialty Civil	$556.1	$779.2	$411.9	$923.4

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

The following table summarizes our backlog by segment as of September 30, 2021 and December 31, 2020:

(in millions)
Segments	September 30, 2021	December 31, 2020
Renewables	$1,773.9	$1,513.4
Specialty Civil	923.4	556.1
Total	$2,697.3	$2,069.5

The Company expects to recognize 61.6% of revenue related to its backlog in the next twelve months.

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

Revenue mix. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Revenue derived from projects billed on a fixed-price basis totaled 99.5% for the three months ended September 30, 2021. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 0.5% of consolidated revenue for the three months ended September 30, 2021.

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

Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease margins. Our customers are usually responsible for supplying the materials for their projects; however, under some contracts we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, including projects where we provide engineering, procurement and construction ("EPC") services, as our markup on materials is generally lower than our markup on labor costs. Furthermore, fluctuations in the price of materials we procure, including as a result of changes in U.S. or global trade relationships or other economic or political conditions, may impact our margins. In a given period, an increase in the percentage of work with higher materials procurement requirements may decrease our overall margins. See further discussion above in "Business Environment".

Coronavirus Pandemic Update

    The COVID-19 pandemic continues to significantly impact the United States and the world. Since the start of the COVID-19 pandemic, we have been focused on the safety of our employees and ensuring that our construction sites are managed by taking all reasonable precautions to protect on-site personnel.

    We are actively monitoring the COVID-19 pandemic, including disease and variant progression, vaccine response and availability, federal, state and local government actions, the Center for Disease Control (“CDC”) and World Health Organization (“WHO”) responses, supplier and supply chain risks, and prevention and containment measures to maintain business operations. As the COVID-19 pandemic and the responses by federal, state and local governments continue to evolve, we continue to make adjustments to our practices and policies to protect the health of our employees and those we work with at our projects and office locations, while continuing to provide our essential construction services to our clients.

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

We have noticed an impact of COVID-19 in adding new projects to our backlog. Our bidding activity continues at very high levels, but the final approval process for some projects, especially in our Specialty Segment, has been slowed due to COVID-19. Despite that, we were able to increase total backlog for September 30, 2021 compared to December 31, 2020.

We are unable to predict whether COVID-19 will continue to negatively impact the construction business and the degree of such impact as more of the population becomes vaccinated. We do not believe that COVID-19 is having a negative impact on our liquidity. We could see a change in this status if we experience future work stoppages at our projects due to significant supply chain or production disruptions, which would prevent us from billing customers for new work performed. Additionally, we could experience a change if we experience future work stoppages, shortages or disruptions as a result of seeking to comply with forthcoming federal vaccine mandate rules from the Occupational Safety and Health Administration. If the federal, state and local governments proceed with more restrictive measures, and our customers determine to stop work or terminate projects, these actions would negatively impact our business, results of operations, liquidity and prospects. In addition, the Company is unable to predict any changes in the market for bonding by our sureties.

Results of Operations

Three Months Ended September 30, 2021 and 2020

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2021		2020

Revenue	$697,759	100.0%	522,232	100.0%
Cost of revenue	625,589	89.7%	463,343	88.7%
Gross profit	72,170	10.3%	58,889	11.3%
Selling, general and administrative expenses	36,539	5.2%	29,656	5.7%
Income from operations	35,631	5.1%	29,233	5.6%
Interest expense, net	(9,403)	(1.3)%	(14,975)	(2.9)%
Loss on extinguishment of debt	(101,006)	(14.5)%	—	—%
Warrant liability fair value adjustment	(17,582)	(2.5)%	3,000	0.6%
Other income (expense)	(5,040)	(0.7)%	161	—%
Income from continuing operations before income taxes	(97,400)	(14.0)%	17,419	3.3%
Provision for income taxes	(2,249)	(0.3)%	(6,153)	(1.2)%
Net income	$(99,649)	(14.3)%	11,266	2.2%

For a detailed discussion of Revenue and Gross profit see Segment Results, below.

Revenue. Revenue increased 33.6%, or $175.5 million, in the third quarter of 2021, compared to the same period in 2020.

Gross profit. Gross profit increased 22.6%, or $13.3 million, in the third quarter of 2021, compared to the same period in 2020. As a percentage of revenue, gross profit was 10.3% in the quarter, as compared to 11.3% in the prior-year period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 23.2%, or $6.9 million, in the third quarter of 2021, compared to the same period in 2020. Selling, general and administrative expenses were 5.2% of revenue in the third quarter of 2021, compared to 5.7% in the same period in 2020. The increase in selling, general and administrative expenses was primarily driven by:

•Staff related benefit costs of $1.9 million;
•Business travel costs of $1.5 million;
•Information technology costs of $1.1 million related to software licensing;
•Stock compensation expense of $0.4 million; and
•Other miscellaneous selling, general and administrative costs of $2.0 million.

Interest expense, net. Interest expense, net decreased by $5.6 million, in the third quarter of 2021, compared to the same period in 2020. This decrease was primarily driven by the redemption of Series B Preferred Stock in August 2021 resulting in less interest in the current quarter compared to prior year.

Other income (expense). Other income (expense), for discussion, includes Loss on extinguishment of debt, Warrant liability fair value adjustment and Other income (expense) decreased by $126.8 million, to expense of $123.6 million in the third quarter of 2021 compared to income of $0.2 million for the same period in 2020. This decrease was primarily the result of increases in the following:

•Loss on debt extinguishment of $101.0 million;
•Warrant liability fair market value increase of $17.6 million; and
•Other expense related to transaction costs of $5.1 million.

See further discussion in Note 5. Fair Value of Financial Instruments and Note 6. Debt and Series B Preferred Stock included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for income taxes. Provision for income taxes decreased $3.9 million, to $2.2 million in the third quarter of 2021, compared to $6.2 million for the same period in 2020. The effective tax rates for the period ended September 30, 2021 and 2020 were (2.3)% and 35.3%, respectively. The lower effective tax rate in the third quarter of 2021 was primarily attributable to lower permanent differences related to interest and other expenses accrued for the Series B Preferred Stock and executive compensation, which are not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended September 30, 2021 and 2020.

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

The following table sets forth segment revenues and gross profit for the years indicated, as well as the dollar and percentage change from the prior year:

	Three Months Ended September 30,
(in thousands)	2021		2020
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$517,172	74.1%	$327,051	62.6%
Specialty Civil	180,587	25.9%	195,181	37.4%
Total revenue	$697,759	100.0%	$522,232	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$51,867	10.0%	$37,371	11.4%
Specialty Civil	20,303	11.2%	21,518	11.0%
Total gross profit	$72,170	10.3%	$58,889	11.3%

Renewables Segment Results

Revenue. Renewables revenue was $517.2 million for the quarter ended September 30, 2021 as compared to $327.1 million for the same period in 2020, an increase of 58.1%, or $190.1 million. The increase in revenue was primarily due to:

•The Company had 17 wind projects of greater than $5.0 million of revenue in the third quarter of 2021 compared to 20 wind projects during the same period in 2020;
•The average revenue of the 17 wind projects was $28.5 million in 2021 compared to $15.5 million related to the 20 wind projects during the same period in 2020; and
•Solar revenue increased $35.0 million for the quarter ended September 30, 2021 when compared to the same period for 2020.

Gross profit. Renewables gross profit was $51.9 million for the quarter ended September 30, 2021 as compared to $37.4 million for 2020, an increase of 38.8%, or $14.5 million. As a percentage of revenue, gross profit was 10.0% in 2021, as compared to 11.4% in 2020. The decrease in percentage was primarily due to challenges related to hurricane-related rainfall coupled with supply chain disruption in our solar business that caused inefficiencies in project sequencing on a few large projects.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $180.6 million for the quarter ended September 30, 2021 as compared to $195.2 million for 2020, a decrease of 7.5%, or $14.6 million. The decrease in revenue was primarily due to:

•Heavy civil and rail markets had less construction projects and a lower average value of projects in the third quarter of 2021 compared to 2020; and
•Offsetting the decrease in revenue was a slight increase in our environmental remediation market due to larger projects in the third quarter of 2021.

Gross profit. Specialty Civil gross profit was $20.3 million for the quarter ended September 30, 2021 as compared to $21.5 million for 2020, a decrease of 5.6%, or $1.2 million. As a percentage of revenue, gross profit was 11.2% in 2021, as compared to 11.0% in 2020. The increase in percentage was primarily due to growth in the environmental remediation market and the project mix compared to prior year.

Results of Operations

Nine Months Ended September 30, 2021 and 2020

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021		2020

Revenue	$1,534,319	100.0%	$1,360,999	100.0%
Cost of revenue	1,392,125	90.7%	1,214,828	89.3%
Gross profit	142,194	9.3%	146,171	10.7%
Selling, general and administrative expenses	92,279	6.0%	87,214	6.4%
Income from operations	49,915	3.3%	58,957	4.3%
Interest expense, net	(38,257)	(2.5)%	(47,240)	(3.5)%
Loss on extinguishment of debt	(101,006)	(6.6)%	—	—%
Warrant liability fair value adjustment	(17,216)	(1.1)%	171	—%
Other income (expense)	(4,798)	(0.3)%	257	—%
Loss from continuing operations before income taxes	(111,362)	(7.3)%	12,145	0.9%
Provision for income taxes	(4,022)	(0.3)%	(10,025)	(0.7)%
Net loss	$(115,384)	(7.5)%	$2,120	0.2%

For a detailed discussion of Revenue and Gross profit see Segment Results, below.

Revenue. Revenue increased 12.7%, or $173.3 million, in the first nine months of 2021, compared to the same period in 2020.

Gross profit. Gross profit decreased 2.7%, or $4.0 million, in the first nine months of 2021, compared to the same period in 2020. As a percentage of revenue, gross profit was 9.3%, as compared to 10.7% in the prior-year period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.8%, or $5.1 million, in the first nine months of 2021, compared to the same period in 2020. Selling, general and administrative expenses were 6.0% of revenue in the first nine months of 2021, compared to 6.4% in the same period in 2020. The increase in selling, general and administrative expenses was primarily driven by:

•Information technology costs of $2.3 million related to software licensing;
•Business travel costs of $1.7 million; and
•Stock-based compensation of $1.1 million.

Interest expense, net. Interest expense, net decreased by $9.0 million in the first nine months of 2021, compared to the same period in 2020. This decrease was primarily driven by the redemption of Series B Preferred Stock.
Other income (expense). Other income (expense), for discussion, includes Loss on extinguishment of debt, Warrant liability fair value adjustment and Other income (expense) decreased by $123.4 million, to expense of $(123.0) million in the first nine months of 2021 compared to income of $0.3 million for the same period in 2020. This decrease was primarily the result of increases in the following:

•Loss on debt extinguishment of $101.0 million;
•Warrant liability fair market value increase of $17.2 million; and
•Other expense related to transaction costs of $5.1 million.

See further discussion in Note 5. Fair Value of Financial Instruments and Note 6. Debt and Series B Preferred Stock included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for income taxes. Provision for income taxes decreased $6.0 million, to $4.0 million in the first nine months of 2021, compared to $10.0 million for the same period in 2020. The effective tax rates for the first nine months of 2021 and 2020 were (3.6)% and 82.5%, respectively. The lower effective tax rate in the first nine months of 2021 was primarily attributable to lower permanent differences related to interest and other expenses accrued for the Series B Preferred Stock and executive compensation, which are not deductible for federal and state income taxes. There were no changes in uncertain tax positions during the periods ended September 30, 2021 and 2020.

Segment Results

The following table sets forth segment revenues and gross profit for the years indicated, as well as the dollar and percentage change from the prior year:

	Nine Months Ended September 30,
(in thousands)	2021		2020
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$1,122,400	73.2%	$900,059	66.1%
Specialty Civil	411,919	26.8%	460,940	33.9%
Total revenue	$1,534,319	100.0%	$1,360,999	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$106,930	9.5%	$100,183	11.1%
Specialty Civil	35,264	8.6%	45,988	10.0%
Total gross profit	$142,194	9.3%	$146,171	10.7%

Renewables Segment Results

Revenue. Renewables revenue was $1,122.4 million for the first nine months of 2021 as compared to $900.1 million for the same period in 2020, an increase of 24.7%, or $222.3 million. The increase in revenue was primarily due to:

•Solar revenue increased $169.0 million for the first nine months of 2021 when compared to the same period for 2020; and
•Wind revenue increased $53.3 million for the first nine months of 2021 when compared to the same period for 2020, due to a 4% larger average value of project.

Gross profit. Renewables gross profit was $106.9 million for the first nine months of 2021 as compared to $100.2 million for 2020, an increase of 6.7%, or $6.7 million. As a percentage of revenue, gross profit was 9.5% in 2021, as compared to 11.1% in 2020. The decrease in percentage was primarily due to challenges related to hurricane-related rainfall coupled with supply chain disruption in our solar business caused inefficient working conditions on a few large projects.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $411.9 million for the first nine months of 2021 as compared to $460.9 million for 2020, a decrease of 10.6%, or $49.0 million. The decrease in revenue was primarily due to:

•Rail markets continue to experience a decrease in revenue primarily due to delay in project starts for railroads and lower budgets decreasing bidding opportunities;
•Heavy civil market had less construction projects and a lower average value of projects in the first nine months of 2021 compared to 2020; and
•Offsetting the decrease in revenue was a slight increase in our environmental remediation market due to more projects in the first nine months of 2021 compared to 2020.

Gross profit. Specialty Civil gross profit was $35.3 million for the first nine months of 2021 as compared to $46.0 million for 2020, a decrease of 23.3%, or $10.7 million. As a percentage of revenue, gross profit was 8.6%, as compared to 10.0% during the same period in 2020. In the first nine months of 2021, the Company had less projects under construction in the heavy civil and rail markets, which contributed to lower utilization of labor and equipment fixed costs, partially offset by increases in the environmental remediation market.

Liquidity and Capital Resources

Overview

    Our primary sources of liquidity are cash flows from operations, our cash balances and availability under our new Credit Agreement. Our primary liquidity needs are for working capital, debt service, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. As of September 30, 2021, we had approximately $158.3 million in cash, and $116.3 million availability under our Credit Agreement.

We anticipate that our existing cash balances, funds generated from operations, and borrowings will be sufficient to meet our cash requirements for the next twelve months. No assurance can be given, however, that these sources will be sufficient, because there are many factors which could affect our liquidity, including some that are beyond our control. Please see “Item 1A. Risk Factors” in Part I of our Annual Report for a discussion of the risks associated with our liquidity.

Capital Expenditures

    For the nine months ended September 30, 2021, we incurred $22.7 million in finance lease payments and an additional $24.0 million in cash purchases for equipment. We estimate that we will spend approximately two percent of revenue for capital expenditures for 2021. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

    Generally, we receive 5% to 10% cash payments from our customers upon the inception of our Renewable projects. Timing of billing milestones and project close-outs can contribute to changes in unbilled revenue. As of September 30, 2021, substantially all of our costs in excess of billings and earnings will be billed to customers in the normal course of business within the next twelve months. Net accounts receivable balances, which consist of contract billings as well as costs and earnings in excess of billings and retainage, increased to $550.1 million as of September 30, 2021 from $309.0 million as of December 31, 2020, due primarily to timing of project activity, and collection of billings to customers.

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

Sources and Uses of Cash

    Sources and uses of cash are summarized below:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Net cash used in operating activities	1,296	(58,798)
Net cash used in investing activities	(21,043)	(1,729)
Net cash used in financing activities	13,968	(29,434)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2021 was $1.3 million, as compared to net cash used in operating activities of $58.8 million over the same period in 2020. The increase in net cash provided by operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change was primarily attributable to lower payments on payables and accrued liabilities partially offset by lower collections of accounts receivable and contract assets due to the timing of projects.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2021 was $21.0 million, as compared to $1.7 million over the same period in 2020. The increase in net cash used by investing activities was primarily attributable to an increase in purchases of property, plant and equipment.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2021 was $14.0 million, as compared to net cash used in financing activities of $29.4 million over the same period in 2020. The increase in net cash provided by financing activities was primarily attributable to proceeds from the debt and equity offerings, offset by the extinguishment of the term loan and Series B Preferred Stock.

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

Credit Agreement

On August 17, 2021, Services, as the borrower, and certain guarantors (including the Company), entered into the Credit Agreement. The Credit Agreement provides for a $150 million senior secured revolving credit facility, and is guaranteed by the Company and certain subsidiaries of the Company and is secured by a security interest in substantially all of their personal property and assets. For a description of the terms and conditions of the Credit Agreement, please see “Note 6 – Debt and Series B Preferred Stock” in the notes to our Condensed Consolidated Financial Statements.

In connection with the Senior Unsecured Notes offering, we repaid the Term Loan in full and the Third A&R Credit Agreement was terminated.

Contractual Obligations

    The following table sets forth our contractual obligations and commitments for the periods indicated as of September 30, 2021.

	Payments due by period
(in thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter

Debt (principal) (1)	304,170	633	1,952	838	442	239	300,066
Debt (interest) (2)	159,407	185	20,002	19,933	19,901	19,884	79,502
Finance leases (3)	56,563	6,846	25,050	11,125	6,951	4,870	1,721
Operating leases (4)	51,009	3,247	11,983	9,476	5,058	2,285	18,960
Total	$571,149	$10,911	$58,987	$41,372	$32,352	$27,278	$400,249
(1)Represents the contractual principal payment due dates on our outstanding debt.
(2)Represents interest at the stated rate of 6.625%.
(3)We have obligations, inclusive of associated interest, recognized under various finance leases for equipment totaling $56.6 million at September 30, 2021. Net amounts recognized within property, plant and equipment, net in the condensed consolidated balance sheet under these financed lease agreements at September 30, 2021 totaled $74.7 million.
(4)We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2038.

    For detailed discussion and additional information pertaining to our debt instruments, see Note 6. Debt and Series B Preferred Stock and Note 7. Commitments and Contingencies in the notes to our condensed consolidated financial statements, included in Part I, Item 1.

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

    As of September 30, 2021 and December 31, 2020, the Company was contingently liable under letters of credit issued under our credit facility in the amount of $33.7 million and $7.8 million, respectively, related to projects and insurance.

    As of September 30, 2021 and December 31, 2020, the Company had outstanding surety bonds on projects with nominal amounts of $3.2 billion and $2.8 billion, respectively. The remaining approximate exposure related to these surety bonds amounted to approximately $400.0 million and $293.1 million, respectively.

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

    As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there has been no change in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 7. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

    At September 30, 2021, there have been no other material changes, except as mentioned below, from the risk factors previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2021, which is accessible on the SEC's website at www.sec.gov, except as described below.

Our Repurchase Program may not enhance long-term value and repurchases, if any, could increase the price and volatility of our warrants and common stock, and diminish our cash reserves.

On November 4, 2021, the Company’s Board of Directors authorized a repurchase program for the Company’s publicly traded warrants to purchase common stock, which trade on the NASDAQ under the symbol IEAWW. This repurchase program allows the Company to purchase up to $25.0 million of warrants, at prevailing prices, in open market or negotiated transactions, subject to market conditions and other considerations, beginning November 11, 2021, and it will end no later than the expiration of the warrants on March 26, 2023. The repurchase program does not obligate the Company to make any repurchases and it may be suspended at any time.

The timing and actual number of warrants repurchased depend on a variety of factors including price, corporate and regulatory requirements, available cash, and other market conditions. Warrant repurchases may not enhance shareholder value, as any warrants repurchased could affect the price of our warrants and common stock, increase their price volatility and could potentially reduce the market liquidity for our warrants and common stock. Additionally, repurchases under this repurchase program will diminish our cash reserves, which impacts our ability to support our operations and pursue possible future opportunities and acquisitions.

Item 5. Other Information

On November 4, 2021, the Company’s Board of Directors authorized a repurchase program for the Company’s publicly traded warrants to purchase common stock, which trade on the NASDAQ under the symbol IEAWW. This repurchase program allows the Company to purchase up to $25.0 million of warrants, at prevailing prices, in open market or negotiated transactions, subject to market conditions and other considerations, beginning November 11, 2021, and it will end no later than the expiration of the warrants on March 26, 2023. This repurchase program does not obligate the Company to make any repurchases and it may be suspended at any time.

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

4.19
Pre-Funded Warrant, dated as of August 2, 2021, issued by Infrastructure and Energy Alternatives, Inc. to ASOF Holdings I, L.P (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 2, 2021).

4.20
Indenture, dated as of August 17, 2021, by and among IEA Energy Services LLC, the guarantors party thereto from time to time and Wilmington Trust National Association, as trustee, governing the 6.625% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 17, 2021).

4.21
Form of 6.625% Senior Note due 2029 (included as Exhibit A to Exhibit 4.20) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 17, 2021).

4.22*	Pre-Funded Warrant (Balance of Warrant Shares), dated as of August 2, 2021, issued by Infrastructure and Energy Alternatives, Inc. to ASOF Holdings I, L.P.

10.1
Transaction Agreement between the Company and the Ares Parties, dated as of July 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed July 28, 2021).

10.2
Stockholders’ Agreement, dated as of August 2, 2021, by and among Infrastructure and Energy Alternatives, Inc., Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 2, 2021).

10.3
Sixth Amendment to Amended and Restated Registration Rights Agreement, dated of as of August 2, 2021, by and among Infrastructure and Energy Alternatives, Inc., Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 2, 2021).

10.4#
Credit Agreement, dated as of August 17, 2021, by and among IEA Energy Services LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and CIBC Bank USA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 17, 2021).

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
# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: November 8, 2021	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Executive Vice President, Chief Financial Officer
Principal Financial and Accounting Officer