Form 10-K
period 2021-12-31
Infrastructure & Energy Alternatives, Inc.
filed 2022-03-07
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☑ Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s outstanding Common Stock held by non-affiliates of the registrant computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $273.1 million on June 30, 2021. The registrant, solely for purposes of this required presentation, deemed the Board of Directors, Executive Officers and Infrastructure and Energy Alternatives, LLC as affiliates.

Number of shares of Common Stock outstanding as of the close of business on March 7, 2022: 48,027,359.
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2022 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
These forward-looking statements are based on information available as of the date of this Annual Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct. Forward-looking statements should not be relied upon as representing our views as of any subsequent date. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•potential risks and uncertainties relating to COVID-19 (including new and emerging strains and variants), including the geographic spread, the severity of the disease, the scope and duration of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to mitigate its impact, and the potential negative impacts of COVID-19 on permitting and project construction cycles, the U.S. economy and financial markets;
•supply chain and labor market disruptions;
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
•our ability to manage projects effectively, as well as the ability to accurately estimate the costs associated with our fixed price and other contracts, including any material changes in estimates for completion of projects;
•the effect on demand for our services and changes in the amount of capital expenditures by customers due to, among other things, economic conditions, commodity price fluctuations, the availability and cost of financing, and customer consolidation;
•the ability of customers to terminate or reduce the amount of work on short or no notice;
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

Risk Factor Summary

Below is a summary of the principal factors that may make an investment in IEA and our Common Stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in "Item 1A. Risk Factors" and, should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding IEA and our Common Stock.

Summary of Risks Related to IEA:

•Our quarterly operating results may fluctuate significantly and constrain liquidity, falling below the expectations of securities analysts and investors, due to multiple factors including seasonality, spending patterns of our customers, adverse weather conditions, supply chain and labor market constraints, inflation and other factors, some of which are beyond our control, and may result in a decline in our stock price.

•The future effects of the current COVID-19 pandemic and ongoing labor market and supply chain pressures are unknown and evolving, and could result in negative effects on our business, financial condition, results of operations and prospects.

•Changes in United States (“U.S.”) trade policy, including the imposition of tariffs or bans on imports of certain foreign sourced goods, may have a material adverse effect on our business, financial condition, cash flows and results of operations.

•Our business may be affected by delays, only some of which may be recovered through claims against project owners, subcontractors, or suppliers, which could increase our costs, reduce profitability and have a material adverse effect on our financial results.

•Our business is subject to physical hazards that could result in substantial liabilities and weaken our financial condition.

•We are self-insured against certain potential liabilities.

•Acquisition activity presents certain risks to our business, operations and financial position, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

•If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.

•The U.S. wind and solar industries benefit from tax and other economic incentives and political and governmental policies. A significant change in these incentives and policies could materially and adversely affect our business, financial condition, results of operations, cash flows and growth prospects.

•Many of our customers are regulated by federal and state government agencies, and the addition of new regulations or changes to existing regulations may adversely impact demand for our services and the profitability of those services.

•Our fixed priced contracts and federal, state and local government contracts pose inherent risks, including inaccurate estimations of costs associated with the contracts, lack of funding from government sources, onerous terms and competitive bidding processes, all of which could impair our financial performance.

•Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.

•We could incur substantial costs to comply with environmental, health, and safety laws and regulations and to address violations of or liabilities created under these requirements.

•We derive a significant portion of our revenue from a concentrated base of customers and rely on a limited number of suppliers for certain equipment used in our projects. The loss of our significant customers, or reduced demand for our services, or the loss of our significant suppliers could impair our financial performance.

•In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

•Certain of our businesses have employees who are represented by unions and collective bargaining agreements. The use of a unionized workforce and any related obligations could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

•We rely on information, communications and data systems in our operations. Systems and information technology interruptions and/or breaches in our data security could adversely affect our ability to operate and our operating results or could result in harm to our reputation.

Summary of Risks Related to Our Capital Structure

•We have a significant amount of debt. Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

•Our Senior Unsecured Notes and Credit Agreement impose restrictions on us that may prevent us from engaging in transactions that might benefit us.

•Our variable rate indebtedness related to borrowings under our credit facility subjects us to interest rate risk and the transition away from LIBOR could have an adverse impact on us.

•There may be future sales of our common stock or other dilution of our equity, including as a result of the exercise of our warrants, that could adversely affect the market price of our common stock. We additionally have the option to issue shares of our common stock instead of cash for future acquisitions.

•Our warrant repurchase program may not enhance long-term value and repurchases could increase the price and volatility of our warrants and common stock, and diminish our cash reserves.

•M III Sponsor I LLC (“M III Sponsor”) and Mohsin Meghji has significant ability to influence corporate decisions.

•ASOF Holdings I, L.P. (“ASOF”) and Ares Special Situations Fund IV, L.P. (“ASSF” and, together with ASOF, “Ares Parties”) may have the ability to influence certain corporate decisions through their significant ownership of
Common Stock and the rights granted to them through our Stockholders Agreement with the Ares Parties.

•Our Certificate of Incorporation, Bylaws and certain provision of Delaware law contain anti-takeover provisions that could impair a takeover attempt.

•Our stock price has experienced significant volatility.

Summary of Risks Related to Our Industry and Our Customers’ Industries

•Economic downturns could reduce capital expenditures in the industries we serve, which could result in decreased demand for our services.

•Our industry is highly competitive, which may reduce our market share and harm our financial performance.

PART I

ITEM 1. BUSINESS

Business Overview

    Infrastructure and Energy Alternatives, Inc., a Delaware corporation (‘‘IEA’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’, or ‘‘our’’) is a holding company that, through various subsidiaries, is a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States (“U.S.”). We were founded in 1947 as White Construction and we became a public company in March 2018 when we merged with a special purpose acquisition company. Our common stock trades on the Nasdaq Capital Market under the symbol ‘‘IEA’’, and certain of our warrants trade on the Nasdaq Capital Market under the symbol ‘‘IEAWW’’.

Reportable Segments

    The Company operates its business in two reportable segments:

Renewables Segment

    The Renewables segment operates throughout the U.S. and specializes in providing complete engineering, procurement and construction (“EPC”) services for the renewable energy, traditional power and civil infrastructure industries. In 2021, Engineering News-Record (“ENR”) ranked IEA as the 2nd leading provider of wind and the 8th leading provider of solar EPC services based on revenue. These services include the design, site development, construction, installation and restoration of infrastructure.

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

Specialty Civil Segment

    The Specialty Civil segment operates throughout the U.S. and specializes in a range of services that creates a diverse national platform of construction capabilities, including:

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

Strategy

The key elements of our business strategy have remained consistent and are as follows:

Retain strong relationships with our customers to expand services offered — We believe that we have strong, long-term relationships with each of our customers and have historically worked together with them to meet their needs. By leveraging our established relationships with these customers, we intend to provide expanded products and services that will continue to diversify our revenue streams and assist our customers with their business strategies.

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

    Own our equipment — Many of our services are equipment intensive and certain key equipment used by us is specialized or customized for our businesses. The cost of construction equipment, and in some cases the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our ownership in a large and varied construction fleet enables us to compete more effectively by ensuring availability and maximizing returns on investment of the equipment.

Maintain a strong balance sheet — We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our sureties, enhances our ability to obtain adequate financing and bonds. We will also continue to focus on optimizing our capital structure in order to find the best mix of debt and equity financing that can maximize our market value while minimizing our cost of capital. We maintain a revolving credit facility to provide letter of credit capability and to augment our liquidity needs.

Pursue future strategic acquisitions and arrangements — We will continue to pursue selected and opportunistic acquisitions that fit our strategy of acquiring businesses with complementary cultures, niche market capabilities, excellent relationships with blue chip customers and strong, proven management teams.

Backlog

Backlog is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

    We have longstanding customer relationships with many established companies in the renewable energy, thermal power, environmental remediation, civil and industrial power industries, as well as with original equipment manufacturers that produce the equipment for our business. We have completed renewable projects for top U.S. developers and owners, rail infrastructure projects with top tier railroads and heavy civil construction projects with many government agencies.

Our renewable projects are considered individual customers as generally each project's developer forms its own project legal entity. For the year ended December 31, 2021, our largest customers accounted for 7% of our consolidated revenues and our ten largest customers accounted for 37.2% of our consolidated revenues.

Although we are not dependent upon any one customer in any year, we are responsible for developing and maintaining existing relationships with customers to secure additional projects and increase revenue from our current customer base. We believe that our strategic relationships with customers will result in future opportunities. Our management is also focused on pursuing growth opportunities with prospective new customers.

    Our work is generally performed pursuant to contracts for specific projects or jobs that require the construction or installation of an entire complex of specified units within an infrastructure system. Generally, customers are billed monthly throughout the completion of work on a project; however, some contracts provide for billing upon the achievement of specific completion milestones, which may increase the billing period to more than one month. Many contracts may include retainage provisions under which, generally, from 5% to 10% of the contract price is withheld until the work has been completed and accepted by the customer. We occasionally bring claims against project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers.

    We believe that our industry experience, technical expertise and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by our customers.

Competition

    We compete with a number of companies in our markets, ranging from small local independent companies to large national firms, and some of our customers employ their own personnel to perform some of the services we provide.

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

Seasonality

    Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, permits and rights of way, project timing and schedules and holidays. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations-Significant Factors Impacting Results-Seasonality.’’

Safety and Insurance/Risk Management

    We strive to instill and enforce safe work habits in our employees. Our business units have established robust safety programs to encourage, monitor and improve compliance with safety procedures and regulations including, behavioral based safety, jobsite safety analysis, site-specific safety orientation, subcontractor orientation, site safety audits, accident and incident safety investigations, OSHA 30-hour and 10-hour training, drug and alcohol testing and regular trainings in fall protection, confined spaces, crane rigging and flagman, first aid, CPR and AED, among others. We require that our employees participate in training programs relevant to their employment, including all those required by law. We evaluate employees based upon their safety performance.

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

    Our business may subject us to the risk of adverse site conditions and unfavorable weather. While we mitigate these risks contractually to the extent possible, market conditions may prevent us from fully passing these risks to our customers, and there is not a robust insurance market to cover some of these risks. For example, we have evaluated the feasibility of insurance products to mitigate weather risk, but we do not believe that the current insurance market offers commercially practicable solutions to protect us against significant losses caused by adverse weather.

Suppliers and Materials

    Under many of our contracts, our customers provide the necessary materials and supplies for projects, such as wind turbines and solar panels, and we are responsible for the installation, but not the cost or warranty of those materials. Under certain other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers.

    We may utilize independent contractors to assist on projects and to help manage our work flow. Our independent contractors typically provide their own vehicles, tools and insurance coverage.

    We bear some risk of increases in the price of materials and supplies used in the performance of our work, such as aggregate, reinforced steel, cable, and fuel. These risks are managed contractually, by entering into contracts with suppliers that fix the price paid by the Company within the budget established for a project, by passing the risk of commodity cost increases to the customer, or by purchasing materials and supplies at the time of the issuance of the contract notice to proceed.
We are experiencing supply chain disruptions in our end markets related to the following issues;
•Labor shortages at suppliers have increased delays of the production of certain materials, including but not limited to machinery, tools, copper, reinforced steel, solar panels and other items;
•Shipping costs have increased significantly due to higher demand for products but fewer delivery options due to a reduction of truck drivers and rail cars;
•Delayed sequencing in our projects related to the inability to determine specific delivery dates for key materials;
•Cost increases for tax, tariffs and border controls for materials entering the U.S. from other countries; and
•Bans on imports of certain goods from China, particularly of polysilicon covered by the Uyghur Forced Labor Prevention Act, which is a significant input in the production of solar panels. These bans could result in project delays and increased costs to us or our customers.

We continue to monitor these supply chain disruptions and other logistical challenges, global trade relationships (e.g., tariffs, sourcing restrictions) and other general market and political conditions (e.g., inflation, Ukraine conflict) with respect to availability and costs of certain materials and equipment necessary for the performance of our business and for materials necessary for our customers’ projects. For example, in the renewable energy market are experiencing supply chain challenges, resulting in delays and shortages of, and increased costs for, materials necessary for the construction of certain renewable energy projects in the near term, including as a result of sourcing restrictions related to solar panels manufactured in China. While we believe many of our renewable energy customers may be able to manage near-term supply chain disruptions better than their smaller competitors, these challenges could delay our customers’ ongoing projects or impact their future project schedules, which in turn could impact the timing of our projects. While these delays are not anticipated to result in exposure to liquidated damages or commodity risks, such delays could cause our customers to cancel projects as higher than expected costs impact their project profitability projections which could impact our profitability and cash flow.
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

We are affected by environmental and climate change matters but as a Company, we are focused on building a greener future, one wind turbine and solar panel at a time. There’s no question that the increased production and usage of renewable energy is crucial to reducing greenhouse gas emissions worldwide. We are proud to support this collective mission by leveraging our in-house expertise to build reliable infrastructure across all phases of the renewable energy lifecycle. From power generation to delivery, we can handle it all. Since entering the renewable energy market, IEA has become one of the largest utility-scale wind farm contractors in the country, completing more than 257 wind and solar projects and generating more than 24.4 GW of renewable energy. It is our goal, as we continue to grow, to expand and refine our renewable energy infrastructure construction capabilities, while minimizing environmental impact at every stage.

Production Tax Credit (the ‘‘PTC’’) and Investment Tax Credit (‘‘ITC’’)

    In light of changes in federal government priorities and the cost-competitiveness of wind and solar power production, certain of the tax credits for production of renewable energy are phasing out. The Consolidated Appropriations Act of 2016 (‘‘CAA’’), which contains certain federal tax incentives applicable to the renewable energy industry, provided for the gradual elimination of certain of these incentives. In December 2020, the federal government implemented an agreement that extended lapsed and expiring tax breaks. The extension provides a one year extension of the production tax credit (the "PTC") for wind projects at a 60% level for projects that begin construction on or before December 31, 2021 and a two year extension of 26% solar investment tax credit (the "Solar ITC") for projects that begin construction before January 1, 2023 and 22% ITC for solar projects that begin construction before January 1, 2024 for all solar projects placed into service prior to December 31, 2025. The Solar ITC will permanently remain at 10% for projects that commence in 2024 and onwards. On June 29, 2021, the Internal Revenue Service ("IRS") issued a notice which provides that projects that began construction in 2016-2019 have six years, and projects that began construction in 2020 have five years from the date construction began to be placed-in-service to qualify for the PTC or ITC that was in effect when construction began. This new rule effectively extends the amount of time that many projects will be eligible for PTC to 2025.

Human Capital Resources

As of December 31, 2021, we employed 835 salaried employees and 2,883 hourly employees. The total number of personnel employed is subject to the volume of specialty services and construction work in progress, as our employee base ranged from a low of 3,000 employees to 5,600 employees during the year.

We believe that our employees are the most valuable resource in successfully completing our projects. We believe our ability to maintain sufficient, continuous work for hourly employees helps us to maintain a stable workforce with a loyalty to and an understanding of our policies and culture and contributes to our strong performance, safety and quality record. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions. In addition, we have partnerships with technical schools where we recruit and hire craft employees.

We strive to employ a dynamic mix of people to create the strongest company possible. Our policy forbids discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We are an inclusive company with people of various backgrounds, experience, culture, styles and talents.

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total compensation programs for our employees in order to attract and retain superior talent. In addition to base wages, we provide annual bonus opportunities, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs.

We strive to develop and sustain a skilled labor advantage by providing on and off-site training programs, project management training, and leadership development programs. Our leadership development program is designed to further develop each participant’s leadership skills and requires program participants to challenge themselves and their peers as they progress.

We are committed to the health, safety and wellness of our employees, and we pride ourselves on workplace safety. We track and maintain several key safety metrics, which senior management reviews monthly and are included in the determination of the annual bonus, and we evaluate management on their ability to provide safe working conditions on job sites and to create a safety culture.

We continue to address the longer-term need for additional labor resources in our markets, as we address an aging workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the cyclical nature of our business can create shortages of qualified labor in those markets during periods of high demand. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel.

Information about our Executive Officers

Below is a list of names, ages and a brief overview of the business experience of our executive officers:

Name	Age	Position/Title
John Paul Roehm	46	President and Chief Executive Officer
Peter J. Moerbeek	74	Executive Vice President, Chief Financial Officer and Treasurer
Michael Stoecker	58	Executive Vice President and Chief Operating Officer
Erin Roth	46	Executive Vice President, General Counsel and Corporate Secretary
Chris Hanson	53	Executive Vice President – Renewable Energy
Brian Hummer	49	Executive Vice President – Specialty Civil Operations

John Paul (“JP”) Roehm. Mr. Roehm has been our President and Chief Executive Officer since 2018, having served in the same capacity prior to our initial public offering since February 2015. Mr. Roehm has over 20 years of heavy civil and energy engineering and construction experience ranging from Project Superintendent, Project Engineer, Estimator, Project Manager, and VP of Business Development. He was employed for over twenty years at White Construction, Inc., an entity that we acquired in 2011. Beginning in 2011 through early 2015, he guided our business development and corporate growth strategy and also served on our previous mergers and acquisitions teams developing targets, performing due diligence and participating in negotiations. He pioneered our expansion into renewables, guiding us to record levels of revenue and EBITDA and attaining a leading market share of the wind EPC market while producing safety performance superior to IEA’s industry peers and competitors. Additionally, Mr. Roehm serves as a director for M3-Brigade Acquisition II Corp., a special purpose acquisition company, a position he has held since March 2021. Mr. Roehm holds a B.S. in Civil Engineering from the Rose-Hulman Institute of Technology.

Peter Moerbeek has served as Executive Vice President, Chief Financial Officer and Treasurer since August 6, 2020, and served as interim Executive Vice President, Chief Financial Officer and Treasurer from February 2020 to August 6, 2020. Mr. Moerbeek previously served as Executive Vice President and Chief Financial Officer of Primoris Services Corporation from February 2009 through November 2018, and as a director for Primoris Services Corporation from July 2008 through November 2018, where he served as Chairman of the Audit Committee through February 2009. From 2006 through February 2009, Mr. Moerbeek was the Chief Executive Officer and a founder of a private equity-funded company engaged in the acquisition and operation of water and wastewater utilities. From August 1995 to June 2006, Mr. Moerbeek held several positions with publicly traded Southwest Water Company, a California based company which provided water and wastewater services, including as a director from 2001 to 2006; President and Chief Operating Officer from 2004 to 2006; President of the Services Group from 1997 to 2006; Secretary from 1995 to 2004; and Chief Financial Officer from 1995 to 2002. From 1989 to 1995, Mr. Moerbeek was the Vice President of Finance and Operations for publicly traded Pico Products, Inc., a manufacturer and distributor of cable television equipment. Mr. Moerbeek received a B.S. in Electrical Engineering and an MBA from the University of Washington and is a certified public accountant.

Michael Stoecker serves as Executive Vice President and Chief Operating Officer of the Company. He was promoted to Executive Vice President on March 4, 2020. Prior to that time he served as Vice President and Chief Operating Officer since April 2019. Before serving as Chief Operating Officer, Mr. Stoecker served various executive roles for Kenny Construction Company, a wholly owned subsidiary of Granite Constructions Incorporated (NYSE: GVA), most recently serving as President from February 2015 through April 2019. Prior to serving as President, Mr. Stoecker served as Chief Operating Officer from January 2013 to February 2015, Vice President of Power Operations from January 2008 to December 2012. Prior to Kenny Construction Company, Mr. Stoecker served as President of Alberici Group and various executive roles at other Alberici subsidiaries. Mr. Stoecker graduated from Iowa State University with a B.S. degree in Construction Engineering and has a J.D. degree from Saint Louis University.

Erin Roth serves as our Executive Vice President, General Counsel, and Secretary where she oversees the legal, compliance and corporate governance activities for IEA. Immediately prior to joining IEA, she was the Executive Vice President, General Counsel & Secretary of Strada Education Network, Inc., a non-profit holding company investing in innovative for-profit and non-profit educational, technology, workforce development and data science companies aligned to impact how students prepare for postsecondary education and career opportunities. Prior to Strada, Ms. Roth was employed for over a decade with publicly-traded Wabash National Corporation in successively senior legal roles, ultimately serving as its Senior Vice President, General Counsel & Secretary from 2010-2017. Following graduation from law school, she practiced law with the AmLaw 100 firm of Barnes & Thornburg, which she departed in 2007 to join Wabash National. A senior business executive and attorney with over 20 years of experience, Ms. Roth has led numerous successful large-scale M&A transactions and business integration efforts, as well as the implementation of national and global compliance, data privacy, cybersecurity and enterprise risk management programs. She holds a J.D. from the Georgetown University Law Center and a B.S. in accounting from the Lacy School of Business at Butler University.

Chris Hanson has served as Executive Vice President – Renewable Energy since 2018, having served in the same capacity prior to our initial public offering since March 2015. Prior to that, Mr. Hanson served as the Senior Vice President of Operations of IEA’s White Construction subsidiary since 2004. Mr. Hanson has over 26 years of construction and engineering experience in the heavy civil, energy and manufacturing markets. He is responsible for establishing and maintaining clear business operations direction based on market research, backlog, client feedback, economic outlook, political climate, and balance sheet vitality. His division manages approximately 5,000 MW of renewable energy projects annually. Mr. Hanson oversees the IEA wind portfolio project P&L and works with project managers to ensure quality delivery of projects and safe work practices. He also manages battery storage, services, and offshore operations for IEA.

Brian Hummer serves as Executive Vice President of Operations of the Company. He was promoted to Executive Vice President on March 4th, 2020. Prior to that, he served as Vice President of Operations, having served in that same capacity prior to our initial public offering, since March 2015 – with responsibility over civil operations, the equipment management company, project controls, business development and estimating. From August 2006 to March 2015, Mr. Hummer was primarily responsible for managing the estimating group that was part of the growing wind business at White Construction, and subsequently, IEA Services. In 2018, he was tasked with managing our Specialty Civil and Renewables business segments including our new acquisitions, Saiia and the ACC Companies. He has over 25 years of construction and engineering experience in the heavy civil and renewable energy markets. Before joining IEA, he spent 3 years at the Walsh Group, a construction management services provider, estimating large heavy civil projects. Mr. Hummer began his career at Kokosing Construction Company, a general contractor, constructing large heavy civil projects. He graduated from the University of Illinois in Civil Engineering with a focus on geotechnical engineering and construction management and is a professional engineer registered in Ohio.

Available Information

    Our principal executive offices are located at 6325 Digital Way, Suite 460, Indianapolis, Indiana 46278, and our telephone number is (800) 688-3775. Our website is located at www.iea.net. We make available our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements, and all amendments to those reports, free of charge through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information contained on or accessible through our website is not incorporated by reference in and does not constitute part of this Annual Report. Any materials filed with the SEC may be read and copied at the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Related to IEA

Our quarterly operating results may fluctuate significantly and constrain liquidity, falling below the expectations of securities analysts and investors, due to multiple factors including seasonality, spending patterns of our customers, adverse weather conditions, supply chain and labor market constraints, inflation and other factors, some of which are beyond our control, and may result in a decline in our stock price.

Our quarterly operating results are generally reduced in the first quarter of each year due to adverse seasonal weather changes and customer reductions in their expenditures and work order requests towards the end of the calendar year. Additionally, our quarterly operating results may generally fluctuate significantly from quarter-to-quarter because of several factors, including:

•weather events, including seasonal adverse conditions and natural catastrophes;
•labor availability and costs;
•supply chain constraints due to labor shortages, COVID-19 impacts, customs and border control orders, other laws and international sanctions, or other worldwide manufacturing and shipping constraints;
•constraints on our subcontractors to deliver equipment and services
•profitability of our products and services, especially in new markets and due to seasonal fluctuations;
•changes in interest rates;
•impairment of goodwill or other long-lived assets;
•macroeconomic conditions, both nationally and locally, such as inflation;
•changes in consumer preferences and competitive conditions;
•expansion to new markets; and
•fluctuations in commodity prices.

The cumulative impact of these factors have impacted our liquidity and financial position in the past. Though we secured access to a significant line of credit in executing our Credit Agreement, there can be no assurances that our liquidity will not be negatively impacted from these factors.

In the future, we may require additional funds for operating purposes and may seek to raise additional funds through debt or equity financing. There is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources were insufficient to meet our working capital requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. In the event we are not able to fund our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to improve our operations, generate positive cash flows from operating activities and expand the business would be materially adversely affected.

The future effects of the current COVID-19 pandemic and ongoing labor market and supply chain pressures are unknown and evolving, and could result in negative effects on our business, financial condition, results of operations and prospects.

The COVID-19 pandemic is a constantly evolving situation that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns, worker availability constraints, shortages or delays in the global supply chain and related increases in the costs of labor and goods.

The COVID-19 pandemic could continue to affect us in a number of other ways, including:

•Delays in receiving permits resulting in unanticipated changes to construction schedules;
•Inability to obtain bonding from our sureties due to tightening of credit markets;
•Inability to properly staff our construction projects due to labor market shortages, quarantines and local ordinances;
•Inability of customers to timely fund project obligations due to liquidity issues, financial uncertainties, or supply chain disruptions (including supply chain disruptions impacting a significant amount of equipment used in our projects that are sourced from China);
•Inability of, or delays by, our subcontractors to deliver equipment and services; and

Each of the foregoing could cause project delays or terminations, force majeure events and prevent the financing of new projects by our customers, which could negatively impact our ability to recognize revenues, bill our customers for current costs or secure future business. There can be no assurances that our business, financial condition, liquidity or results of operations will not be negatively impacted by the future effects of COVID-19.

Changes in U.S. trade policy, including the imposition of tariffs or bans on imports of certain foreign sourced goods, may have a material adverse effect on our business, financial condition, cash flows and results of operations.

A significant amount of equipment used in our projects is sourced, most often by our customers, from China. Current bans on imports of certain goods from China, particularly of polysilicon covered by the Uyghur Forced Labor Prevention Act, which is a significant input in the production of solar panels, could result in project delays and increased costs to us or our customers. The ban on some imports relating to the production of solar panels, along with tariffs and border controls for materials entering the U.S. from other countries, could make it harder or more costly for our customers to secure products used in the construction of our projects until alternative supply chain sources are identified and developed, which may in turn impact our results of operations, profitability, cash flows and growth prospects. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of tariffs and import bans.

Our business may be affected by delays, only some of which may be recovered through claims against project owners, subcontractors, or suppliers, which could increase our costs, reduce profitability and have a material adverse effect on our financial results.

Our projects involve challenging engineering, procurement and construction phases that may involve many parties. Delays on a particular project can arise from a number of events involving the customer, third parties and us, including delays in design and engineering; delays or difficulties in obtaining equipment and materials; schedule changes; failures to timely obtain permits or rights-of-way or to meet other regulatory requirements; delays due to epidemics and pandemics (including COVID-19); weather-related delays; and other governmental, market and political events, many of which are beyond our control.
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

We occasionally bring claims against project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns or a loss on the project. These types of claims can often occur due to matters such as owner-caused delays, changes from the initial project scope and adverse conditions, which result in additional cost, both direct and indirect, or from project or contract terminations. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to timely recover on these types of claims could have a material adverse effect on our liquidity and financial results.

Our business is subject to physical hazards that could result in substantial liabilities and weaken our financial condition.

    Construction projects undertaken by us expose our employees to heavy equipment, mechanical failures, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work and obtaining new contracts and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus and our historical performance has been better than industry averages. There is, however, no guarantee that we can maintain this performance in the future. The occurrence of accidents in our business could result in significant liabilities, employee turnover, increase the costs of our projects, or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

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

We expect that the acquisitions will be an important part of our long-term growth strategy. Acquisitions are inherently risky and may not be successful. Successful execution following the closing of an acquisition is essential to achieving the anticipated benefits of the transaction, but is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention. The potential difficulties or risks of integrating an acquired company’s business include:

•the effect of the acquisition on our financials, strategy, and our reputation;
•we fail to successfully implement our business plan for the combined business, are unable to obtain the anticipated benefits of the acquisition, including synergies or economies of scale or are unable to complete development and/or integration of acquired technologies;
•the market does not accept the integrated product portfolio, reducing shareholder value;
•challenges in reconciling business practices, in integrating product development activities, logistics or information technology and other systems or in reconciling accounting issues;
•retention risk with respect to key customers, suppliers and employees and challenges in retaining, assimilating and training new employees;
•potential failure of our due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company, which could result in unexpected litigation, regulatory exposure, financial contingencies and unknown liabilities; and
•challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses and permits.

Our acquisitions may also result in the expenditure of available cash and expenses, any of which could have a material adverse effect on our operating results or financial condition. All of the foregoing risks may be magnified as the cost, size or complexity of an acquisition or acquired company increases, or where the acquired company’s products, market or business are materially different from or more immature than ours, or where more than one integration is occurring simultaneously or within a short period of time.

In addition, we may require significant financing to complete an acquisition or investment, whether through bank loans, raising of debt, equity offerings, or otherwise. We cannot assure you that such financing options will be available to us on reasonable terms, or at all. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition or investment and execute our growth strategy. Alternatively, we may issue a significant number of shares as consideration for an acquisition, which would have a dilutive effect on our existing stockholders.

If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.

    Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. At times of low unemployment rates in the areas we serve, including due to general labor market constraints, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficiently skilled labor force necessary to support our operating requirements and growth strategy. Our labor and training expenses may increase as a result of a shortage in the supply of skilled personnel. We may not be able to pass these expenses on to our customers, which could adversely affect our profitability. Additionally, our business is managed by a number of key executive and operational officers and is dependent upon retaining and recruiting qualified management. Labor shortages, increased labor or training costs, or the loss of key personnel could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of labor shortage trends.

The U.S. wind and solar industries benefit from tax and other economic incentives and political and governmental policies. A significant change in these incentives and policies could materially and adversely affect our business, financial condition, results of operations, cash flows and growth prospects.

The PTC and Solar ITC programs, discussed in Item 1. Business, provide material incentives to develop wind energy generation facilities and thereby impact the demand for our products and services. While the increased demand for our products and services resulting from the current credits and incentives may continue, the failure of Congress to extend or renew these incentives could significantly delay the development of wind energy generation facilities and the demand for wind turbines, towers and related components. In addition, we cannot assure you that any subsequent extension or renewal of the PTC or Solar ITC programs would be enacted prior to their expiration. Any delay or failure to extend or renew the PTC or Solar ITC programs in the future could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

State renewable energy portfolio standards generally require state-regulated electric utilities to supply a certain proportion of electricity from renewable energy sources or devote a certain portion of their plant capacity to renewable energy generation. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. Under many state standards, these renewable energy credits can be unbundled from their associated energy and traded in a market system allowing generators with insufficient credits to meet their applicable state mandate. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our products. Currently, the majority of states and the District of Columbia have renewable energy portfolio standards in place and certain states have voluntary utility commitments to supply a specific percentage of their electricity from renewable sources. The enactment of renewable energy portfolio standards in additional states or any changes to existing renewable energy portfolio standards, or the enactment of a federal renewable energy portfolio standard or imposition of other greenhouse gas regulations may impact the demand for our products. We cannot assure you that government support for renewable energy will continue. The elimination of, or reduction in, state or federal government policies that support renewable energy could have a material adverse impact on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Many of our customers are regulated by federal and state government agencies, and the addition of new regulations or changes to existing regulations may adversely impact demand for our services and the profitability of those services.

    Many of our energy customers are regulated by the Federal Energy Regulatory Commission ("FERC"), and our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret the application of current regulations and/or may impose additional regulations. Interpretative changes or new regulations having an adverse effect on our customers and the profitability of the services they provide could reduce demand for our services, which could adversely affect our results of operations, cash flows and liquidity.

    Any future restrictions or regulations that might be adopted could lead to operational delays, increased operating costs for our customers in the renewable industry, reduced capital spending and/or delays or cancellations of future renewable infrastructure projects, which could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our fixed priced contracts and federal, state and local government contracts pose inherent risks, including inaccurate estimations of costs associated with the contracts, lack of funding from government sources, onerous terms and competitive bidding processes, all of which could impair our financial performance.

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

Revenues derived from fixed-price contracts that are recognized as performance obligations are satisfied over time (formerly known as the percentage-of-completion method), measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost input method). Contract revenue and total cost estimates are reviewed and revised on an ongoing basis as the work progresses. If estimated costs to complete the remaining work for the project exceed the expected revenue to be earned, the full amount of any expected loss on the project is recognized in the period the loss is determined. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors affect these costs, such as lower than anticipated productivity, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher costs of materials and labor. These variations, along with other risks inherent in performing fixed price contracts, may cause actual project revenue and profits to differ materially from original estimates. If actual costs exceed our estimates, we could have lower margins than anticipated, or losses, which could reduce our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Additionally, we derive a portion of our revenues from contracts with federal, state and local governments and their agencies and departments. These contracts are directly affected by changes in governmental spending and availability of adequate funding. Factors that could affect current and future governmental spending include: policy or spending changes implemented by current administrations, departments or other government agencies; governmental shutdowns, failure to pass budget appropriations, continuing funding resolutions or other budgetary decisions; changes, delays or cancellations of government programs or requirements; adoption of new laws or regulations that affect companies providing services; curtailment of the governments’ outsourcing of services to private contractors; or the level of political instability due to war, conflict, epidemics, pandemics or natural disasters.

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

    Our backlog consists of the estimated amount of services to be completed from future work on uncompleted contracts or work that has been awarded with final contracts still being negotiated. Most of our contracts are cancelable on short or no advance notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the future revenue from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenues reflected in our backlog.

    Backlog amounts are determined based on target price estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and from communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, as well as on construction projects, due to market volatility, regulatory and other factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to result in the recognition of revenue, our business, financial condition, results of operations, profitability, cash flows and growth prospects could be materially and adversely affected.

We could incur substantial costs to comply with environmental, health, and safety laws and regulations and to address violations of or liabilities created under these requirements.

    Our operations are subject to a variety of environmental laws and regulations in the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials, soil and groundwater contamination, and employee health and safety. We cannot guarantee that we will at all times be in compliance with such laws and regulations and if we fail to comply with these laws and regulations or with permitting and other requirements, we may be required to pay fines or be subject to other sanctions. Also, certain environmental laws can impose costs of investigating and cleaning up a contaminated site, regardless of fault, upon any one or more of a number of parties, including the current or previous owner or operator of the site. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances at a contaminated site. Third parties may also make claims against owners or operators of sites and users of disposal sites for personal injuries and property damage associated with releases of hazardous substances from those sites.

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

We derive a significant portion of our revenue from a concentrated base of customers and rely on a limited number of suppliers for certain equipment used in our projects. The loss of our significant customers, or reduced demand for our services, or the loss of our significant suppliers could impair our financial performance.

Our business is concentrated among relatively few customers, and a significant proportion of our services are provided on a project-by-project basis. Although we have not been dependent upon any one customer, our revenue could significantly decline if we were to lose a small number of our significant customers, or if a few of our customers elected to perform the work that we provide with in-house teams. In addition, our results of operations, cash flows and liquidity could be negatively affected if our customers reduce the amount of business they provide to us, or if we complete the required work on non-recurring projects and cannot replace them with similar projects. Many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

Additionally, there are a limited number of available and suitable suppliers for certain equipment used in our projects, including erection cranes. Our ability to secure equipment and the results of our operations, cash flows and liquidity could be negatively impacted if these suppliers cease operations or our relationships with these suppliers are otherwise cancelled or terminated without notice.

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

When appropriate, we establish reserves for these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments. From time to time claims may involve material amounts and novel legal theories, and any insurance we carry may not provide adequate coverage to insulate us from material liabilities for these claims. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Certain of our businesses have employees who are represented by unions and collective bargaining agreements. The use of a unionized workforce and any related obligations could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

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

    We are subject to federal and state income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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

    We are heavily reliant on computer, information and communications technology and related systems. From time to time, we may experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to add software and hardware, effectively maintain and upgrade our systems and network infrastructure and/or take other steps to improve the efficiency of and protect our systems. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, computer viruses, acts of war or terrorism, physical or electronic break-ins and similar events or disruptions, including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause system interruptions, delays and/or loss of critical data including private data, could delay or prevent operations, including the processing of transactions and reporting of financial results, processing inefficiency, downtime, or could result in the unintentional disclosure of customer or our information, which could adversely affect our operating results, harm our reputation and result in significant costs, fines or litigation. Similar risks could affect our customers and vendors, indirectly affecting us. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our financial condition and operating results.

Risks Related to Our Capital Structure

We have a significant amount of debt. Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

    We have a significant amount of debt and debt service requirements. This level of debt, and the covenants and restrictions associated with that debt, could have significant consequences on our future operations, including:

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
•subjecting us to increased interest expense related to borrowings under our revolving senior secured credit facility;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;
•placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;
•discouraging potential future acquisitions of us by a third party; and
•preventing us from paying dividends.

    Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate positive cash flow from operations, or that future borrowings will be available to us under our Credit Agreement in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities may be on terms that are unfavorable or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.

Our Senior Unsecured Notes and Credit Agreement impose restrictions on us that may prevent us from engaging in transactions that might benefit us.

Our Senior Secured Notes contain restrictions that, among other things prevent or restrict us in certain circumstances from: incurring additional indebtedness; paying dividends or making other restricted payments; making loans and investments; incurring liens; selling assets; entering into affiliate transactions; entering into certain sale and leaseback transactions; entering into agreements restricting our subsidiaries' ability to pay dividends; and merging, consolidating or amalgamating or selling all or substantially all of our property.

Our Credit Agreement also contains certain standard financial covenants which, if not complied with, could have an adverse effect on our business, financial condition and liquidity. If our results of operations were negatively impacted by unforeseen factors, or impacted to a greater degree than anticipated, we might not be able to maintain compliance with the covenants and restrictions in our Credit Agreement. If we are unable to comply with the financial covenants in the future, and are unable to obtain a waiver or forbearance, it would result in an uncured default under the Credit Agreement, limiting our ability to borrow under it. A default under our Credit Agreement may also be considered a default under certain other of our instruments and contracts, including our Senior Unsecured Notes. If we were unable to borrow under the Credit Agreement, we would need to meet our capital requirements using other sources, if other sources would be available to us on reasonable terms, if at all.

Our variable rate indebtedness related to borrowings under our credit facility subjects us to interest rate risk and the transition away from LIBOR could have an adverse impact on us.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Additionally, financial markets are in the process of transitioning away from the London Interbank Offered Rate (LIBOR) to alternative benchmark rate(s), and such transition is scheduled to be complete by mid-2023. Our Credit Agreement contains LIBOR benchmark replacement provisions. However, at this time, there can be no assurance as to whether any alternative benchmark or resulting interest rates may be more or less favorable than LIBOR or any other unforeseen impacts of the discontinuation of LIBOR. As a result, the proposals or consequences related to this transition could have a material adverse effect on our debt service obligations, financing costs, liquidity, financial condition, results of operations or cash flows and could impair our access to the capital markets.

There may be future sales of our common stock or other dilution of our equity, including as a result of the exercise of our warrants, that could adversely affect the market price of our common stock. We additionally have the option to issue shares of our common stock instead of cash for future acquisitions.

We may agree to issue additional shares in connection with future acquisition or financing transactions, which could have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages and could lead to volatility in our common stock price. We are not restricted from issuing additional common stock. Additionally, we have warrants may result in additional issuances of common stock. See Note 9. Earnings Per Share for further description on each type of warrant and possible dilution. The issuance of additional shares of our common stock in connection with future acquisitions, convertible securities or other issuances of our common stock, including restricted stock awards, restricted stock units and/or options, or otherwise, will dilute the ownership interest of our holders of our common stock. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Our warrant repurchase program may not enhance long-term value and repurchases could increase the price and volatility of our common stock, and diminish our cash reserves.

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

The timing and actual number of warrants repurchased depend on a variety of factors including price, corporate and regulatory requirements, available cash, and other market conditions. Warrant repurchases may not enhance shareholder value, as any warrants repurchased could affect the price of our common stock, increase their price volatility and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under this repurchase program will diminish our cash reserves, which impacts our ability to support our operations and pursue possible future opportunities and acquisitions.

M III and Mohsin Meghji has significant ability to influence corporate decisions.

Mr. Meghji directly and indirectly through M III Sponsor I LLC (“M III Sponsor”) and other entities, has consent rights, pursuant to the terms of the Third Amended and Restated Investor Rights Agreement, dated as of January 23, 2020 (the "Third A&R Investor Rights Agreement"). M III Sponsor has consent rights over certain matters for so long as M III Sponsor and certain of their permitted transferees and affiliates, directly or indirectly, beneficially own at least fifty percent (50%) of the Common Stock beneficially owned by them as of the closing of our business combination. These rights include entering into, waiving, amending or otherwise modifying the terms of certain transactions or agreements, and increasing or decreasing the size of our Board. Under the Third A&R Investor Rights Agreement, M III Sponsor also has ongoing rights to nominate one director, depending on the ownership interests of M III Sponsor.

Our Certificate of Incorporation also provides that M III Sponsor and its respective partners, principals, directors, officers, members, managers and/or employees, do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as the company or any of its subsidiaries.

Accordingly, Mr. Meghji has the ability to influence corporate decisions, whether through a representative on our Board, or rights granted under agreements entered into with Mr. Meghji and M III Sponsor.

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

The Ares Parties may have the ability to influence certain corporate decisions through their significant ownership of Common Stock and the rights granted to them through our Stockholders’ Agreement with the Ares Parties.

On August 2, 2021, the Company closed an underwritten public offering, in which the following equity transactions were completed with the Ares parties and the Ares parties converted all of their Series A Preferred Stock into 2,132,273 shares of Common Stock; we issued to the Ares Parties 507,417 shares of Common Stock representing shares of Common Stock underlying warrants that the Ares Parties were entitled to pursuant to anti-dilution rights that are triggered upon conversion of the Series A Preferred Stock described above; we issued to the Ares Parties 5,996,310 shares of Common Stock for the exercise of warrants that were issued to the Ares Parties in connection with their original purchases of Series B Preferred Stock; and the Ares Parties purchased 3,185,039 additional shares of Common Stock as part of the public offering.

We entered into a Stockholders’ Agreement on August 2, 2021 with the Ares Parties (“Stockholders’ Agreement”). Pursuant to the Stockholders’ Agreement, the Ares Parties are entitled to designate two members of our Board for so long as the Ares Parties and their affiliates beneficially own more than or equal to 20% of our Common Stock, and one representative for as long as the Ares Parties and their affiliates beneficially own more than or equal to 10% of our Common Stock. Additionally, we agreed the Board would be comprised of a total of nine directors (including the Ares representatives) at IEA’s next annual or special meeting at which directors are elected.

While these are limitations on the Ares Parties rights under the Stockholders’ Agreement, the Ares Parties have the ability to influence corporate decisions, whether through Board representation or its significant holdings in our Common Stock. The interests of the Ares Parties, may not align with the interests of our other stockholders. The Ares Parties are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us or may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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
•a prohibition on stockholders calling a special meeting and the requirement that a special meeting of stockholders may only be called by (i) the chairman of our Board, (ii) our Chief Executive Officer, (iii) a majority of our Board, or (iv) directors designated by M III Sponsor subject to certain conditions set forth in the Third A&R Investor Rights Agreement; and
•the requirement that changes or amendments to certain provisions of our Certificate of Incorporation or Bylaws must be approved by holders of at least two-thirds of the Common Stock and, in some cases under our Bylaws, 80% of the Common Stock. Additionally, M III Sponsor retains certain consent rights prior to our ability to amend our Certificate of Incorporation or bylaws to de-classify our Board or amend our director voting thresholds.

Our stock price has experienced significant volatility.

    Our stock price has exhibited substantial volatility in the past and may continue to fluctuate in response to a number of events and factors, including, but not limited to:

•actual or anticipated quarterly operating results;
•new developments and significant transactions;
•the financial projections we provide to the public, and any changes to the projections or failure to meet the projections;
•low daily trading volume;

•impact of significant day trading activity;
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

    The demand for our services is cyclical in nature and vulnerable to general downturns in the U.S. economy. During economic downturns, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets may reduce the availability of debt or equity financing for our customers, causing them to reduce capital spending. This could result in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could materially and adversely affect our results of operations, cash flows and liquidity.

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

Our industry is highly competitive, which may reduce our market share and impact our financial performance.

    We compete with other companies, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide. Most of our customers’ work is awarded through a bid process. Consequently, price is often a principal factor that determines which service provider is selected, especially on smaller, less complex projects. Smaller competitors sometimes win bids for projects due to their lower costs and financial return requirements. Our business, financial condition, results of operations, profitability, cash flows and growth prospects could be materially and adversely affected if we are unsuccessful in bidding for projects or renewing our contracts, or if our ability to win such projects or agreements requires that we accept lower margins.

ITEM 1B. UNRESOLVED STAFF COMMENTS

    Not Applicable.

ITEM 2. PROPERTIES

    Our corporate headquarters, located in Indianapolis, Indiana, is a leased facility approximating 43,000 square feet. As of December 31, 2021, our operations were conducted from approximately 17 locations within the U.S. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 8. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

    Our Common Stock is listed on the Nasdaq stock market under the symbol IEA. As of February 23, 2022 there were 2,571 holders of record of our Common Stock. Our warrants are listed on the Nasdaq Capital Market under the symbol IEAWW. These warrants expire on March 26, 2023. As of February 23, 2022, there were 2,435 holders of record of our warrants.

Dividend Policy

    Our current credit facility includes certain limitations on the payment of cash dividends on our Common Stock. We have not paid any cash dividends since our initial public offering and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Warrant Repurchase Program

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

The following information is related to purchases made as of December 31, 2021:

	Issuer Purchases of Equity Securities
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Warrants that May Yet Be Purchased Under the Plans or Programs (in millions)
November 11 - November 30	3,630,531	$1.36	3,630,531	$20.0
December 1 - December 31	5,640,000	1.21	5,640,000	13.0
Total	9,270,531	1.27	9,270,531

Stock Performance

    The performance graph below compares the cumulative total return for our Common Stock with the cumulative total return (including reinvestment of dividends) of the Russell Broadbased Index Total Return (“Russell 3000”), and our peer group, which is composed of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., Construction Partners, Inc., Emcor Corporation, Granite Construction, Inc., Tetra Tech, Inc., Willdan Group, Inc., Dycom Industries, Inc. and Primoris Services Corporation. The graph assumes that the value of the investment in our Common Stock, as well as that of the Russell 3000 and our peer group, was $100 on March 28, 2018 and tracks it annually through December 31, 2021. The comparisons in the graph are based upon historical data and are not intended to forecast or be indicative of possible future performance of our Common Stock.

    The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6. [RESERVED]

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

Overview

    We are a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States. We specialize in providing complete engineering, procurement and construction services throughout the United States for the renewable energy, power delivery, environmental remediation, rail and heavy civil infrastructure industries. Since 2019, we have added large-scale US solar and battery storage capabilities to renewable wind energy capabilities.

    We have two reportable segments: the Renewables (“Renewables”) segment and the Heavy Civil and Industrial (“Specialty Civil”) segment. See Segment Results for a description of the reportable segments and their operations.

2021 Equity and Debt Transactions

Equity Offerings

On February 8, 2021, Infrastructure and Energy Alternatives, LLC, the Company's former Parent, sold 8,853,283 shares of Common Stock in an underwritten public offering. Infrastructure and Energy Alternatives, LLC, and not the Company received total gross proceeds of approximately $148.3 million, before deducting underwriting discounts and commissions.

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

Senior Notes Offering

On August 17, 2021, IEA Energy Services LLC, a wholly owned subsidiary of the Company (“Services”), issued $300.0 million aggregate principal amount of its 6.625% senior unsecured notes due 2029 (the “Senior Unsecured Notes”), in a private placement, resulting in gross proceeds of approximately $288.6 million. For a description of the terms and conditions of the Senior Unsecured Notes, please see “Note 7. Debt and Series B Preferred Stock” in the Notes to Consolidated Financial Statements.

Credit Agreement

On August 17, 2021, Services, as the borrower, and certain guarantors (including the Company), entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and CIBC Bank USA in its capacity as the Administrative and Collateral Agent for the lenders. The Credit Agreement provides for a $150 million senior secured revolving credit facility, is guaranteed by the Company and certain subsidiaries of the Company and is secured by a security interest in substantially all their personal property and assets. For a description of the terms and conditions of the Credit Agreement, please see “Note 7. Debt and Series B Preferred Stock” in the Notes to Consolidated Financial Statements.

Transaction Agreement

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

The following tables illustrate the changes in our outstanding common stock and the use of proceeds from the transactions described above.

Shares of Common Stock Issued
Shares Outstanding June 30, 2021	25,150,306
Issuance of Common Stock	7,362,827
Issuance of Common Stock - Ares	3,185,039
Issuance of Common Stock for Pre-funded Warrants - Ares	3,420,236
Series B warrants converted to Common Stock - Ares	5,996,310
Series A conversion - Ares	2,132,273
Series A anti dilution shares - Ares and other parties	649,068
Other equity activity	131,300
Shares Outstanding December 31, 2021	48,027,359

Use of Proceeds ($ in millions)
Proceeds from Equity transaction	$193.5
Proceeds from Debt transaction	300.0
Transaction proceeds	493.5
Less: Deferred Fees	(11.4)
Net transaction proceeds	$482.1

Series B Preferred Stock redemption	$(265.8)
Term Loan payoff	(173.3)
Revolver and letter of credit payoff	(22.4)
Total use of proceeds	$(461.5)

Loss on Extinguishment of Debt
Series B Preferred Stock - Make Whole Premium	$47.3
Write-off of deferred fees related to Term Loan	13.2
Series B Preferred Stock - write-off of deferred fees and discount	40.5
Loss on Extinguishment of Debt	$101.0

Current Year Financial Highlights

Key financial results for the year ended December 31, 2021 include:

•Consolidated revenues increased 18.6% to $2.1 billion as compared to $1.8 billion for the year ended December 31, 2020, of which 70.3% was attributable to the Renewables segment and 29.7% was attributable to the Specialty Civil segment;

•Operating income increased 9.0%, or $6.8 million, to $82.2 million as compared to $75.4 million for the year ended December 31, 2020;

•Net income decreased $84.5 million, to a net loss of $(83.7) million as compared to $0.7 million for the year ended December 31, 2020, primarily due to the debt and equity transactions mentioned above;

•Backlog increased 40.9%, or $846.6 million to $2.9 billion as compared to $2.1 billion for the year ended December 31, 2020.

Trends and Future Opportunities

Business Environment

We believe there are long-term growth opportunities across our industries, and we continue to have a positive long-term outlook. We believe that with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to mitigate the risks and challenges while continuing to capitalize on opportunities and trends in our industries.

Labor Shortage. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to address an aging workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the cyclical nature of the Renewable and, to a certain extent, parts of our Specialty Civil segment, can create shortages of qualified labor in those markets during periods of high demand. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and therefore we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational programs. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could remain challenging.

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

Supply Chain Disruption. We are experiencing supply chain disruptions in our end markets related to the following issues;

•Labor shortages at suppliers have increased delays of the production of certain materials, including but not limited to machinery, tools, copper, reinforced steel, solar panels and other items;
•Shipping costs have increased significantly due to higher demand for products but fewer delivery options due to a reduction of truck drivers and rail cars;
•Delayed sequencing in our projects related to the inability to determine specific delivery dates for key materials;
•Cost increases for tax, tariffs and border controls for materials entering the U.S. from other countries; and
•Bans on imports of certain goods from China, particularly of polysilicon covered by the Uyghur Forced Labor Prevention Act, which is a significant input in the production of solar panels. These bans could result in project delays and increased costs to us or our customers.

We continue to monitor these supply chain disruptions and other logistical challenges, global trade relationships (e.g., tariffs, sourcing restrictions) and other general market and political conditions (e.g., inflation, Ukraine conflict) with respect to availability and costs of certain materials and equipment necessary for the performance of our business and for materials necessary for our customers’ projects. For example, in the renewable energy market are experiencing supply chain challenges, resulting in delays and shortages of, and increased costs for, materials necessary for the construction of certain renewable energy projects in the near term, including as a result of sourcing restrictions related to solar panels manufactured in China. While we believe many of our renewable energy customers may be able to manage near-term supply chain disruptions better than their smaller competitors, these challenges could delay our customers’ ongoing projects or impact their future project schedules, which in turn could impact the timing of our projects. While these delays are not anticipated to result in exposure to liquidated damages or commodity risks, such delays could cause our customers to cancel projects as higher than expected costs impact their project profitability projections which could impact our profitability and cash flow.

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

However, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with infrastructure and renewable energy spending. For example, regulatory changes affecting siting and 30 right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for system investment and maintenance. Additionally, as described above, we consider renewable energy, including solar and wind generation facilities, to be an ongoing opportunity; however, policy and economic incentives designed to support and encourage such projects can create variability of project timing.

For further discussion of these risks see Item 1A. Risk Factors, Results of Operations and Forward-Looking Statements.

Renewables Segment

During 2021, results of the Renewables segment had the following significant operational trends:

•Revenue increased by 27.9% to $1,461.1 million during the year ended December 31, 2021 as compared to $1,142.8 million for 2020.

•Our consistent, safe and reliable performance with our customers on our wind projects has allowed us to capture further solar opportunities from those same customers in backlog for 2022 and beyond.

•Renewable energy has experienced timing delays in regards to slower delivery times for solar panels and wind turbines. This affected the sequencing on some of our solar projects in 2021 and could impact future projects if the supply chain issues continue to grow.

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

•On June 29, 2021, the IRS issued a notice which provides that projects that began construction in 2016-2019 have six years, and projects that began construction in 2020 have five years, from the date construction began to be placed-in-service to qualify for the PTC or ITC that was in effect when construction began. This new rule effectively extends the amount of time that many projects will be eligible for PTC to 2025.

As a result, wind and solar power are among the leading sources of new power generation capacity in the U.S., and we do not anticipate this trend to change in the near future as we are continuing to see growth through new awards in our backlog:

(in millions)
Segment	Backlog at 12/31/2020(2)	New Awards in 2021(1)	Revenue Recognized in 2021	Backlog at December 31, 2021(2)
Renewables	$1,513.4	$1,982.5	$1,461.1	$2,034.8
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

Specialty Civil Segment

During 2021, our results of the Specialty Civil segment had the following significant operational trends:

•Revenue increased by 1.2% to $617.3 million during the year ended December 31, 2021 as compared to $610.1 million for 2020.

◦The heavy civil construction market has seen increased competition in a few of our end markets.

◦The rail market has been negatively impacted by the COVID-19 pandemic and the reduction of spending budgets of some of our customers, which has led to further delays on portions of our large rail jobs.

◦The environmental remediation market continued to grow in 2021 as the Company had more projects and larger projects under construction compared to the prior year.

We believe that our business relationships with customers in these sectors are excellent and the strong reputation that we have built has provided us with the right foundation to continue to grow our revenue base. The drivers to further growing this segment our as follows:

•The FMI 2022 Overview Report published in the first quarter of 2022 projects that nonresidential construction put in place for the United States will be over $500 billion per year from 2022 to 2025.

•Infrastructure Investment and Jobs Act will provide $1.2 trillion of federal spending for infrastructure and other investments, including $550 billion of new spending over the next five years. This bill includes provision for spending in the following areas:
◦Environmental remediation $21.0 billion
◦Roads & Bridges $110.0 billion
◦Passenger & Freight Rail $66.0 billion

•U.S. Environmental Protection Agency ("EPA") has continued to take action on controlling and cleaning up the contamination of coal ash disposal. In January 2022, the EPA alluded to future additional regulations, finalizing a federal permitting program for how companies should safely dispose of coal ash, and establishing regulations for legacy coal ash surface impoundment. These additional regulations could signal a slower market as our customers develop strategies on how to comply with any new guidance put forth by the EPA.

Additionally, there is significant overlap in labor, skills and equipment needs between our Renewables segment and our Specialty Civil segment, which we expect will continue to provide us with operating efficiencies as we continue to expand this sector. The Company continues to cross leverage these two segments and continues to see future growth through new awards in our backlog:

(in millions)
Segment	Backlog at 12/31/2020(2)	New Awards in 2021(1)	Revenue Recognized in 2021	Backlog at December 31, 2021(2)
Specialty Civil	$556.1	$942.5	$617.3	$881.3
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

Backlog

Estimated backlog represents the amount of revenue we expect to realize in 2022 and beyond from the uncompleted portions of existing construction contracts, including new contracts under which work has not begun and awarded contracts for which the definitive project documentation is being prepared, as well as revenue from change orders and renewal options. Estimated backlog for work under fixed price contracts and cost-reimbursable contracts is determined based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These contracts are included in backlog based on the estimated total contract price upon completion.

    The following table summarizes our backlog by segment as of December 31:

(in millions)
Segments	December 31, 2021	December 31, 2020
Renewables	$2,034.8	$1,513.4
Specialty Civil	881.3	556.1
Total	$2,916.1	$2,069.5

We expect to realize approximately 73.8% of our estimated backlog during 2022 and 26.2% during 2023 and beyond.

    Based on historical trends in our backlog, we believe awarded contracts to be firm and that the revenue for such contracts will be recognized over the life of the project. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors, COVID-19 pandemic, weather and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions on construction projects due to market volatility and regulatory factors. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings and may not result in actual revenue or profits.

    Backlog is not a term recognized under U.S. GAAP, although it is a common measurement used in our industry. Backlog also differs from the amount of our remaining performance obligations, which are described in Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements. Additionally, our methodology for determining backlog may not be comparable to the methodologies used by others. See ‘‘Risk Factors’’ for a discussion of the risks associated with our backlog. As of December 31, 2021, total backlog differed from the amount of our remaining performance obligations primarily due to the inclusion of contracts that were awarded but not yet fully executed.

Significant Factors Impacting Results

Our revenues, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Item 1A. Risk Factors and in Results of Operations and Forward-Looking Statements, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.

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

Weather and Natural Disasters. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events or natural disasters, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, pandemics and earthquakes, and which may be exacerbated by climate change. These conditions and events can negatively impact our financial results due to the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities.

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

Revenue mix. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Revenue derived from projects billed on a fixed-price basis totaled 98.9% for the year ended December 31, 2021. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 1.1% of consolidated revenue for the year ended December 31, 2021.

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

Results of Operations

A discussion of results of operations changes between the years ended December 31, 2021 and 2020 is included below. A discussion of changes between the years ended December 31, 2020 and 2019 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 8, 2021.

Comparison of Years Ended December 31, 2021 and 2020

    The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Year Ended December 31,				Change
(in thousands, except percentages)	2021		2020		$	%
Revenue	$2,078,420	100.0%	$1,752,905	100.0%	325,515	18.6
Cost of revenue	1,872,312	90.1%	1,564,213	89.2%	308,099	19.7
Gross profit	206,108	9.9%	188,692	10.8%	17,416	9.2
Selling, general and administrative expenses	123,905	6.0%	113,266	6.5%	10,639	9.4
Income from operations	82,203	3.9%	75,426	4.3%	6,777	9.0
Other income (expense), net:
Interest expense, net	(44,698)	(2.2)%	(61,689)	(3.5)%	16,991	(27.5)
Loss on extinguishment of debt	(101,006)	(4.9)%	—	—%	(101,006)	—
Warrant liability fair value adjustment	(4,335)	(0.2)%	(828)	—%	(3,507)	423.6
Other income (expense)	(4,695)	(0.2)%	399	—%	(5,094)	(1,276.7)
Income (loss) before income taxes	(72,531)	(3.5)%	13,308	0.8%	(85,839)	(645.0)
Provision for income taxes	(11,198)	(0.5)%	(12,580)	(0.7)%	1,382	(11.0)
Net (loss) income	$(83,729)	(4.0)%	$728	—%	(84,457)	(11,601.2)

See Segment Results, below, for a discussion of Revenue and Gross profit.

Revenue. Revenue increased by 18.6%, or $325.5 million, during the year ended December 31, 2021 as compared to 2020.

Gross profit. Gross profit increased by 9.2%, or $17.4 million, during the year ended December 31, 2021 as compared to 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 9.4%, or $10.6 million, during the year ended December 31, 2021 as compared to 2020. Selling, general and administrative expenses were 6.0% of revenue for the year ended December 31, 2021, compared to 6.5% for 2020. The increase in selling, general and administrative expenses was primarily driven by cost increases in 2021 compared to 2020 for:

•Information technology costs of $2.8 million related to software licensing;
•Business travel and training costs of $2.3 million;
•Staff related benefit costs $1.9 million;
•Vehicle and equipment costs of $1.1 million; and
•Stock compensation expense of $1.0 million

Interest expense, net. Interest expense decreased by 27.5%, or $17.0 million, during the year ended December 31, 2021 as compared to 2020. This decrease was driven by the redemption of Series B Preferred Stock, offset by the interest expense related to our Senior Unsecured Notes and prior term loan.

Other income (expense). Other income (expense), which, includes Loss on extinguishment of debt, Warrant liability fair value adjustment and Other income (expense), decreased $109.6 million, during the year ended December 31, 2021 as compared to 2020, primarily the result of increases related to the following:

•Loss on debt extinguishment of $101.0 million;
•Other expense related to transaction costs of $5.1 million; and
•Warrant liability fair market value adjustment of $4.3 million.

Provision for income taxes. Income tax expense decreased by 11.0%, or $1.4 million, during the year ended December 31, 2021, compared to 2020. The effective tax rates for the years ended December 31, 2021 and 2020 were (15.4)% and 94.5%, respectively. The difference in effective tax rate in 2021 was primarily attributable to a significant permanent adjustment of $87.7 million related to the redemption of the Series B Preferred Stock which is not deductible for federal and state income taxes.

Segment Results

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

The following table sets forth segment revenues and gross profit for the years indicated, as well as the dollar and percentage change from the prior year:

	Year Ended December 31,
(in thousands)	2021		2020		Change
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	$	%
Renewables	$1,461,137	70.3%	$1,142,842	65.2%	318,295	27.9%
Specialty Civil	617,283	29.7%	610,063	34.8%	7,220	1.2%
Total revenue	$2,078,420	100.0%	$1,752,905	100.0%	$325,515	18.6%

	Years ended December 31,
(in thousands)	2021		2020		Change
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%
Renewables	$141,711	9.7%	$126,919	11.1%	14,792	11.7%
Specialty Civil	64,397	10.4%	61,773	10.1%	2,624	4.2%
Total gross profit	$206,108	9.9%	$188,692	10.8%	$17,416	9.2%

Renewables Segment Results

Revenue. Renewables revenue was $1,461.1 million for the year ended December 31, 2021 as compared to $1,142.8 million for 2020, an increase of 27.9%, or $318.3 million. The increase in revenue was primarily due to:

•The average revenue of the 22 wind projects of greater than $5.0 million of revenue was $49.2 million in 2021 compared to $40.7 million related to 25 projects greater than $5.0 million of revenue during 2020; and
•Solar revenue increased $204.6 million for the year ended December 31, 2021 when compared to 2020;

Gross profit. Renewables gross profit was $141.7 million for the year ended December 31, 2021 as compared to $126.9 million for 2020, an increase of 11.7%, or $14.8 million. As a percentage of revenue, gross profit was 9.7% in 2021, as compared to 11.1% in 2020. The decrease in percentage was primarily due to challenges related to supply chain disruption in our solar business that caused inefficiencies in project sequencing on a few large projects.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $617.3 million for the year ended December 31, 2021 as compared to $610.1 million for 2020, an increase of 1.2%, or $7.2 million. The increase in revenue was primarily due to:

•Increases in our environmental remediation market due to more projects in 2021 compared to 2020; and
•Decreases in the rail and heavy civil markets, as rail markets continue to experience a decrease in revenue primarily due to delay in project starts for railroads and lower budgets decreasing bidding opportunities.

Gross profit. Specialty Civil gross profit was $64.4 million for the year ended December 31, 2021 as compared to $61.8 million for 2020, an increase of 4.2%, or $2.6 million. As a percentage of revenue, gross profit was 10.4% in 2021, as compared to 10.1% in 2020. The increase in percentage was primarily due to growth in the environmental remediation market and the project mix in 2021 compared to 2020.

Liquidity and Capital Resources

    Liquidity is provided by available cash balances, cash generated from operations, availability under our credit facility and access to capital markets. We have a committed line of credit totaling $150.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe the cash generated from operations, along with our unused credit capacity of $118.9 million and available cash balances as of December 31, 2021, will be sufficient to fund any working capital needs and plans for cash for the next 12 months and beyond. For information on our material cash requirements from known contractual and other obligations, please refer to “Contractual Obligations” below.

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

Sources and Uses of Cash

    Sources and uses of cash are summarized below for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(10,850)	$57,745
Net cash used in investing activities	(23,548)	(3,113)
Net cash used in financing activities	(5,616)	(37,850)

    Operating Activities. Net cash used in operating activities for the year ended December 31, 2021 was $10.9 million as compared to net cash provided by operating activities of $57.7 million for 2020. The increase in net cash used in operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. Based on the timing of completion on our renewable projects in the current year compared to the prior year we had higher billings of accounts receivable and contract assets, partially offset by lower payments on payables and accrued liabilities.

    Investing Activities. Net cash used in investing activities for the year ended December 31, 2021 was $23.5 million as compared $3.1 million for 2020. The increase in net cash used by investing activities was primarily attributable to an increase in purchases of property, plant and equipment.

    Financing Activities. Net cash used in financing activities for the year ended December 31, 2021 was $5.6 million as compared to net cash used in financing activities of $37.9 million for 2020. The decrease in net cash used by financing activities was primarily attributable to proceeds from the debt and equity offerings, offset by the extinguishment of the term loan and Series B Preferred Stock.

Capital Expenditures

    For the year ended December 31, 2021, we acquired equipment for $26.6 million under finance leases and paid an additional $30.2 million in cash purchases. We estimate that we will spend approximately two percent of revenue for capital expenditures in 2022. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short and long-term equipment requirements.

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

Interest rates on the credit facility are based upon (1) an index rate that is established at the highest of the prime rate or the sum of the federal funds rate plus 0.50%, or (2) at Services’ election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon Services’ first lien net leverage within the range of 1.00% to 2.50% for index rate loans and 2.00% and 3.50% for LIBOR loans. Borrowings under the credit facility shall initially bear interest at a rate per annum equal to LIBOR plus 2.50%. In anticipation of LIBOR's phase out, our Credit Agreement includes a well-documented transition mechanism for selecting a benchmark replacement rate for LIBOR. In addition to paying interest on outstanding principal under the credit facility, Services is required to pay a commitment fee to the lenders under the credit facility for unused commitments. The commitment fee rate ranges from 0.30% to 0.45% per annum depending on Services’ First Lien Net Leverage Ratio (as defined in the Credit Agreement).

The credit facility requires Services to comply with a quarterly maximum consolidated First Lien Net Leverage Ratio test and minimum Fixed Charge Coverage ratio as follows:

•Fixed Charge Coverage Ratio - The Loan Parties shall not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the last day of any four consecutive fiscal quarter period ending on the last day of a fiscal quarter to be less than 1.20:1.00.

•First Lien Net Leverage Ratio – The Loan Parties will not permit the First Lien Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of any four consecutive fiscal quarter period ending on the last day of a fiscal quarter to exceed 1.75:1.00.

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

Series A Preferred Stock

On July 28, 2021, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Ares Special Situations Fund IV, L.P. (“ASSF”) and ASOF Holdings I, L.P. (“ASOF” and, together with ASSF, the “Ares Parties”). The Transaction Agreement resulted in, among other things: The Ares Parties converting all of their Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) (consisting of all of our issued and outstanding shares of Series A Preferred Stock), into 2,132,273 shares of Common Stock.

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

On August 17, 2021, the Company redeemed all of the shares of Series B Preferred Stock at the Optional Redemption Price per share. The Optional Redemption Price was a price per share of Series B Preferred Stock in cash equal to $1,500, plus all accrued and unpaid dividends thereon since the immediately preceding dividend date calculated through the day prior to such redemption, minus the amount of any Series B preferred cash dividends actually paid. See the table in Note 7. Debt and Series B Preferred Stock for further discussion of proceeds and the loss on extinguishment.

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

•Payroll tax deferral.

The Company made use of the payroll deferral provision to defer the 6.2% social security tax, or approximately $13.6 million, through December 31, 2020. This amount was paid at 50% on December 31, 2021. The remaining 50% is required to be paid on December 31, 2022.

Contractual Obligations

    The following table sets forth our contractual obligations and commitments for the periods indicated as of December 31, 2021:

	Payments due by period
(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Debt (principal)(1)	$303,557	$1,792	$1,003	$441	$255	$66	$300,000
Debt (interest)(2)	159,221	20,001	19,933	19,901	19,884	19,877	59,625
Finance leases(3)	58,400	26,334	12,989	8,869	6,780	3,428	—
Operating leases(4)	51,822	12,587	10,015	5,608	2,839	2,185	18,588
Total	$573,000	$60,714	$43,940	$34,819	$29,758	$25,556	$378,213
(1)Represents the contractual principal payment due dates on our outstanding debt.
(2)Represents interest at the stated rate of 6.625% on the Senior Unsecured Notes and interest at the stated rate on the Company's commercial equipment notes.
(3)We have obligations, including associated interest, recognized under various finance leases for equipment totaling $58.4 million at December 31, 2021. Net amounts recognized within property, plant and equipment, net in the consolidated balance sheet under these financed lease agreements at December 31, 2021 totaled $72.2 million.
(4)We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2039.

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

Letters of Credit and Surety Bonds

    In the ordinary course of business, we may be required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, we would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2021 and 2020, we were contingently liable under letters of credit issued under our respective revolving lines of credit in the amount of $31.1 million and $7.8 million, respectively, related to projects and insurance. In addition, as of December 31, 2021 and 2020, we had outstanding surety bonds on projects with nominal amounts of $3.3 billion and $2.8 billion, respectively. The remaining approximate exposure related to these surety bonds amounted to approximately $353.5 million and $293.1 million, respectively. We anticipate that our current bonding capacity will be sufficient for the next twelve months based on current backlog and available capacity.

See Note 8. Commitments and Contingencies to our consolidated financial statements for further discussion pertaining to certain of our off-balance sheet arrangements.

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

    We believe that the accounting policies discussed below are the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.

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
    Remaining performance obligations represent the amount of unearned transaction prices for fixed price contracts and open purchase orders for which work is wholly or partially unperformed. As of December 31, 2021, the amount of the Company’s remaining performance obligations was $2,002.5 million. The Company expects to recognize approximately 81.8% of its remaining performance obligations as revenue in 2022, with the remainder recognized primarily in 2023. Revenue recognized from performance obligations satisfied in previous periods was $2.0 million and $(10.0) million for the years ended December 31, 2021 and 2020, respectively.
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

    As of December 31, 2021 and 2020, the Company included approximately $94.5 million and $52.6 million, respectively, on unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.

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

Management performed a qualitative assessment for the goodwill recorded in its Renewables and Specialty Civil reporting units by examining relevant events and circumstances that could have an effect on its fair value, such as macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. Based on evaluation of these qualitative assessments, it was determined that there was no goodwill impairment.

Impairment of Property, Plant and Equipment and Intangibles

    We review long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that market participants would use in their estimates of fair value. There were no impairments of property, plant and equipment or intangible assets recognized during the years ended December 31, 2021, 2020 and 2019.

Recently Issued Accounting Pronouncements

    See Note 1. Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in this Annual Report on 10-K for disclosures concerning recently issued accounting standards. These disclosures are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

    We are subject to concentrations of credit risk related to our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. We grant credit under normal payment terms, generally without collateral, and as a result, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened if there is depressed economic and financial market conditions. However, we have the ability to file lien rights to limit this exposure and we believe the concentration of credit risk related to billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the lack of concentration and the high credit rating of our customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Infrastructure and Energy Alternatives, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Infrastructure and Energy Alternatives, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition for Unapproved Change Orders – Refer to Note 1 to the Financial Statements

Critical Audit Matter Description

Revenue from construction contracts is recognized over time using the cost-to-cost measure of progress. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions, and management’s assessment of expected variable considerations are factors that influence estimates of the total contract transaction price, total costs to complete those contracts, and profit recognition.

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

To the extent unapproved change orders are not resolved in the Company’s favor, there could be reductions in, or reversals of, previously recognized revenue. As of December 31, 2021, the Company included approximately $94.5 million of unapproved change orders in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration, and other proceedings.

We identified revenue recognition related to unapproved change orders as a critical audit matter because of the judgments necessary for management to determine the variable consideration related to unapproved change orders and the extent of audit effort and degree of auditor judgment when performing procedures to audit management’s estimates of revenue related to unapproved change orders.

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

–Performed inquiries with project management and executive management, including those independent of accounting.

–Obtained a legal evaluation of the contractual provisions from internal counsel.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 7, 2022

We have served as the Company’s auditor since 2018.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Balance Sheets
($ in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$124,027	$164,041
Accounts receivable, net	280,700	163,793
Contract assets	214,298	145,183
Prepaid expenses and other current assets	42,774	19,352
Total current assets	661,799	492,369

Property, plant and equipment, net	138,605	130,746
Operating lease asset	37,292	36,461
Intangible assets, net	18,969	25,434
Goodwill	37,373	37,373
Company-owned life insurance	4,944	4,250
Deferred income taxes	—	2,069
Other assets	771	438
Total assets	$899,753	$729,140

Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$164,925	$104,960
Accrued liabilities	163,364	129,594
Contract liabilities	126,128	118,235
Current portion of finance lease obligations	24,345	25,423
Current portion of operating lease obligations	10,254	8,835
Current portion of long-term debt	1,960	2,506
Total current liabilities	490,976	389,553

Finance lease obligations, less current portion	30,096	32,146
Operating lease obligations, less current portion	28,540	29,154
Long-term debt, less current portion	290,730	159,225
Debt - Series B Preferred Stock	—	173,868
Warrant obligations	5,967	9,200
Deferred compensation	7,988	8,672
Deferred income taxes	8,199	—
Total liabilities	862,496	801,818

Commitments and contingencies:

Series A Preferred stock, par value, $0.0001 per share; 1,000,000 shares authorized; 17,483 shares issued and outstanding at December 31, 2020	—	17,483

Stockholders' equity (deficit):
Common stock, par value, $0.0001 per share; 150,000,000 and 150,000,000 shares authorized; 48,027,359 and 21,008,745 shares issued and 48,027,359 and 21,008,745 outstanding at December 31, 2021 and December 31, 2020, respectively	4	2
Additional paid-in capital	246,450	35,305
Accumulated deficit	(209,197)	(125,468)
Total stockholders' equity (deficit)	37,257	(90,161)
Total liabilities and stockholders' equity (deficit)	$899,753	$729,140

See accompanying Notes to Consolidated Financial Statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Operations
($ in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$2,078,420	$1,752,905	$1,459,763
Cost of revenue	1,872,312	1,564,213	1,302,746
Gross profit	206,108	188,692	157,017

Selling, general and administrative expenses	123,905	113,266	120,186
Income from operations	82,203	75,426	36,831

Other income (expense), net:
Interest expense, net	(44,698)	(61,689)	(51,260)
Loss on extinguishment of debt	(101,006)	—	—
Warrant liability fair value adjustment	(4,335)	(828)	2,262
Contingent consideration fair value adjustment	—	—	23,082
Other income (expense)	(4,695)	399	(6,305)
Income (loss) before (provision) benefit for income taxes	(72,531)	13,308	4,610

(Provision) benefit for income taxes	(11,198)	(12,580)	1,621

Net (loss) income	$(83,729)	$728	$6,231
Less: Convertible Preferred Stock dividends	(1,587)	(2,628)	(2,875)
Less: Contingent consideration fair value adjustment	—	—	(23,082)
Net loss available for common stockholders	$(85,316)	$(1,900)	$(19,726)

Net loss per common share - basic and diluted	$(2.55)	$(0.09)	$(0.97)
Weighted average common shares outstanding - basic and diluted	33,470,942	20,809,493	20,431,096

See accompanying Notes to Consolidated Financial Statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total Equity (Deficit)
	Shares	Par Value			Shares	Par Value
Balance, January 1, 2019	22,155	2	4,751	(135,931)	—	—	—	(131,178)
Net income	—	—	—	6,231	—	—	—	6,231
Removal of Earnout Shares	(1,805)	—	—	—	—	—	—	—
Share-based compensation	—	—	4,016	—	—	—	—	4,016
Equity plan compensation	111	—	235	—	(14)	(76)	—	159
Rights offering deemed dividend	—	—	(1,383)	—	—	—	—	(1,383)
Series B Preferred Stock - Warrants at close			12,423					12,423
Merger recapitalization transaction	—	—	—	2,754	—	—	—	2,754
Cumulative effect from adoption of new accounting standard, net of tax	—	—	—	750	—	—	—	750
Series A Preferred dividends	—	—	(2,875)	—	—	—	—	(2,875)
Balance, December 31, 2019	20,461	$2	$17,167	$(126,196)	(14)	$(76)	$—	$(109,103)
Net income	—	—	—	728	—	—	—	$728
Share-based compensation	—	—	4,409	—	—	—	—	$4,409
Equity plan compensation	725	—	1,121	—	(167)	(319)	—	$802
Founder shares exercised	2	—	—	—	—	—	—	$—
Retirement of treasury shares	(181)	—	(395)	—	181	395	—	$—
Exercise of public warrants	2	—	—	—	—	—		$—
Series B Preferred Stock - Warrants at close	—	—	15,631	—	—	—	—	$15,631
Series A Preferred dividends	—	—	(2,628)	—	—	—	—	(2,628)
Balance, December 31, 2020	21,009	$2	$35,305	$(125,468)	—	$—	$—	$(90,161)
Net loss	—	—	—	(83,729)	—	—	—	$(83,729)
Earnout Shares	1,804	—	—	—	—	—	—	$—
Share-based compensation	—	—	5,361	—	—	—	—	$5,361
Equity plan compensation	860	—	(5,341)	—	—	—	—	$(5,341)
Exercise of Series B Warrants	7,549	1	—	—	—	—	—	$1
Issuance of Common Stock	10,548	1	193,429	—	—	—	—	$193,430
Series A Preferred Stock conversion	2,132	—	23,455	—	—	—		$23,455
Issuance of Anti-Dilution Shares	649	—	7,568	—	—	—	—	$7,568
Repurchases of public warrants	—	—	(11,940)	—	—	—	—	$(11,940)
Exercise of Pre-Funded Warrants	3,476	—	200	—	—	—	—	$200
Series A Preferred dividends		—	(1,587)	—	—	—	—	$(1,587)
Balance, December 31, 2021	48,027	$4	$246,450	$(209,197)	—	$—	$—	$37,257

See accompanying Notes to Consolidated Financial Statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(83,729)	$728	$6,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,079	47,682	48,220
Contingent consideration fair value adjustment	—	—	(23,082)
Warrant liability fair value adjustment	4,335	828	2,262
Amortization of debt discounts and issuance costs	7,821	12,871	5,435
Loss on extinguishment of debt	101,006	—	—
Share-based compensation expense	5,361	4,409	4,016
Deferred compensation	(685)	668	1,847
Allowance for credit losses	—	(75)	33
Accrued dividends on Series B Preferred Stock	—	7,959	10,389
Deferred income taxes	10,268	11,136	(1,563)
Other, net	1,459	1,564	1,623
Changes in operating assets and liabilities:
Accounts receivable	(116,907)	39,927	(42,312)
Contract assets	(69,115)	34,120	(67,222)
Prepaid expenses and other assets	(23,757)	(2,501)	(4,222)
Accounts payable and accrued liabilities	98,121	(104,172)	84,689
Contract liabilities	7,893	2,601	53,468
Net cash (used in) provided by operating activities	(10,850)	57,745	79,812
Cash flows from investing activities:
Company-owned life insurance	(694)	502	(898)
Purchases of property, plant and equipment	(30,182)	(9,684)	(6,764)
Proceeds from sale of property, plant and equipment	7,328	6,069	8,272
Net cash (used in) provided by investing activities	(23,548)	(3,113)	610
Cash flows from financing activities:
Proceeds from long-term debt	300,000	72,000	50,400
Payments on long-term debt	(2,546)	(83,921)	(217,034)
Extinguishment of debt	(173,345)	—	—
Extinguishment of Series B Preferred Stock	(264,937)	—	—
Debt financing fees	(11,430)	(896)	(22,246)
Payments on finance lease obligations	(29,708)	(26,184)	(22,850)
Sale-leaseback transaction	—	—	24,343
Proceeds from issuance of Common Stock	193,430	—	—
Proceeds from issuance of Series B Preferred Stock	—	350	180,000
Proceeds from issuance of employee stock awards	—	801	159
Shares for tax withholding on release of restricted stock units	(5,341)	—	—
Proceeds from exercise of warrants	201	—	—
Repurchases of public warrants	(11,940)	—	—
Merger recapitalization transaction	—	—	2,754
Net cash used in financing activities	(5,616)	(37,850)	(4,474)
Net change in cash and cash equivalents	(40,014)	16,782	75,948
Cash and cash equivalents, beginning of the period	164,041	147,259	71,311
Cash and cash equivalents, end of the period	$124,027	$164,041	$147,259

See accompanying Notes to Consolidated Financial Statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Consolidated Statements of Cash Flows
($ in thousands)
(Continued)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures:
Cash paid for interest	$36,895	$41,076	$35,950
Cash paid (received) for income taxes	3,616	(1,001)	(173)
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	$26,581	$19,172	$2,018
Acquisition of assets/liabilities through operating lease	11,091	6,491	28,498
Acquisition of equipment through note payable	522	1,343	1,937
Series A Preferred Stock exchange for Series B Preferred Stock	—	—	19,124
Series A Preferred Stock exchange for Common Stock (1)	23,455	—	—
Series A Preferred dividends declared	—	2,628	2,875

(1)     For the year ended December 31, 2021, 1,587 Series A Preferred dividends were declared and converted into Common Stock.

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

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Infrastructure and Energy Alternatives, Inc. and its wholly-owned direct and indirect domestic and foreign subsidiaries. The Company occasionally forms joint ventures with unrelated third parties for the execution of single contracts or projects. The Company assesses its joint ventures to determine if they meet the qualifications of a variable interest entity (“VIE”) in accordance with Accounting Standard Codification (“ASC”) Topic 810, Consolidation. For construction joint ventures that are not VIEs or fully consolidated but for which the Company has significant influence, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, see Note 14. Joint Ventures. All intercompany accounts and transactions are eliminated in consolidation.

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

The prior period classification of the warrant liability fair value adjustment for the Series B Preferred Stock - Anti-dilution warrants has been revised to conform to the current period presentation within the Consolidated Statements of Operations. This reclassification has no effect on net income or stockholders' equity.

Cash and Cash Equivalents

    The Company considers all unrestricted, highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company maintains cash balances in various United States (“US”)-backed banks, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

    The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for credit losses. Accounts receivable and contract assets include amounts billed to customers under the terms and provisions of the contracts. Most billings are determined based on contractual terms. As is common practice in the industry, the Company classifies all accounts receivable and contract assets, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. Contract assets include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a portion of progress billings on the contract price, typically 5-10%, to be withheld by the customer until after the Company has completed work on the project. Billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year. The Company determined that there are no material amounts due past one year and no material amounts billed but not expected to be collected within one year.

As noted in the Recently Adopted Accounting Standards section below, the Company adopted the new accounting standard for measuring credit losses effective January 1, 2021 utilizing the transition method that allows recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company's financial results for reporting periods beginning on or after January 1, 2021 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and the Company's historical accounting policy. The net cumulative effect due to the adoption of the new standard did not have an impact to retained earnings as of January 1, 2021. Although the adoption of the new standard did not have a material impact on the Company's consolidated financial statements at the date of adoption, expected credit losses could change as a result of changes in credit loss experience, changes to specific risk characteristics of the Company's portfolio of financial assets or changes to management’s expectations of future economic conditions that affect the collectability of the Company's financial assets. At the end of each quarter, management reassesses these factors.

    Activity in the Company's allowance for credit losses for the periods indicated was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Allowance for credit losses at beginning of period	$—	$75	$42
Plus: provision for (reduction in) allowance	—	(75)	33
Less: write-offs, net of recoveries	—	—	—
Allowance for credit losses at period-end	$—	$—	$75

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
    Revenue derived from projects billed on a fixed-price basis totaled 98.9%, 97.7% and 94.8% of consolidated revenue from continuing operations for the years ended December 31, 2021, 2020 and 2019, respectively. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 1.1%, 2.3% and 5.2% of consolidated revenue from continuing operations for the years ended December 31, 2021, 2020 and 2019, respectively.

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
    Remaining performance obligations represent the amount of unearned transaction prices for fixed price contracts and open purchase orders for which work is wholly or partially unperformed. As of December 31, 2021, the amount of the Company’s remaining performance obligations was $2.0 billion. The Company expects to recognize approximately 81.8% of its remaining performance obligations as revenue in 2022, with the remainder recognized primarily in 2023. Revenue recognized from performance obligations satisfied in previous periods was $2.0 million and $(10.0) million for the years ended December 31, 2021 and 2020, respectively.
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

    As of December 31, 2021 and 2020, the Company included approximately $94.5 million and $52.6 million, respectively, on unapproved change orders and/or claims in the transaction price for certain contracts that were in the process of being resolved in the normal course of business, including through negotiation, arbitration and other proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities as appropriate. The Company actively engages with its customers to complete the final approval process, and generally expects these processes to be completed within one year. Amounts ultimately realized upon final acceptance by customers could be higher or lower than such estimated amounts.

Disaggregation of Revenue
    The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue for the years ended:

(in thousands)	December 31, 2021	December 31, 2020

Renewables
Wind	1,146,920	1,033,204
Solar	314,217	109,638
	$1,461,137	$1,142,842

Specialty Civil
Heavy civil	340,447	356,616
Rail	125,546	166,948
Environmental	151,290	86,499
	$617,283	$610,063
Concentrations

    The Company had the following approximate revenue and accounts receivable concentrations, net of allowances, for the periods ended:

	Revenue %			Accounts Receivable %
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020
Company A (Renewables Segment)	*	*	*	*	*
Company B (Specialty Civil Segment)	*	*	10.9	*	*
———
* Amount was not above 10% threshold.

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
Construction joint ventures that do not involve a VIE, or for which the Company is not the primary beneficiary, are evaluated for consolidation under the voting interest model that considers whether the Company owns or controls more than 50% of the voting interest in the joint venture. For construction joint ventures that are not consolidated but for which the Company has significant influence, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. See Note 14. Joint Ventures for additional discussion regarding joint ventures.
Self-Insurance
    The Company is self-insured up to the amount of its deductible for its medical and workers’ compensation insurance policies. For the years ended December 31, 2021, 2020 and 2019, the Company maintained insurance policies subject to per claim deductibles of $0.5 million, for its workers' compensation policy. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported with assistance from third-party actuaries. The Company’s recorded liability for employee group medical claims is based on analysis of historical claims experience and specific knowledge of actual losses that have occurred. The Company is also required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states.

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

    As of December 31, 2021 and 2020, the Company had a long-term asset of $4.9 million and $4.3 million, respectively, related to these policies. For the years ended December 31, 2021, 2020 and 2019, the Company recognized an increase of $694, a decrease of $502 and an increase of $898, respectively, in the cash surrender value of these policies.

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

Impairment of Property, Plant and Equipment and Intangibles

    Management reviews long-lived assets that are held and used for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared with the asset’s carrying amount to determine if there has been an impairment, which is calculated as the difference between the fair value of an asset and its carrying value. Estimates of future undiscounted cash flows are based on expected growth rates for the business, anticipated future economic conditions and estimates of residual values. Fair values take into consideration management’s estimates of risk-adjusted discount rates, which are believed to be consistent with assumptions that marketplace participants would use in their estimates of fair value. There were no impairments of property, plant and equipment or intangible assets recognized during the years ended December 31, 2021, 2020 and 2019.

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

Management performed a qualitative assessment for the goodwill recorded in its Renewables and Specialty Civil reporting units by examining relevant events and circumstances that could have an effect on its fair value, such as macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. Based on evaluation of these qualitative assessments, it was determined that there was no goodwill impairment.

Contingent Consideration

As part of the merger (the “Merger”) completed with M III on March 26, 2018 (the “Closing Date”), the Company agreed to issue additional common shares to the Seller upon satisfaction of financial targets for 2019. This contingent liability, which was presented as contingent consideration in the consolidated balance sheets, was measured at its estimated fair value as of the Closing Date using a Monte Carlo simulation and subsequent changes in fair value were recorded within other (expense) income, net in the consolidated statement of operations. See Note 6. Fair Value of Financial Instruments for further discussion.

Debt Issuance Costs

    Financing costs incurred with securing the Senior Unsecured Notes are deferred and amortized to interest expense, net over the maturity of the agreement on a straight-line basis and are presented as a direct deduction from the carrying amount of the related debt. Financing costs incurred with securing a revolving line of credit are deferred and amortized to interest expense, net over the contractual term of the arrangement on a straight-line basis and are presented as a direct deduction from the carrying amount of the related debt. The loss on extinguishment of debt is recognized in income in the period of extinguishment and calculated as the difference between the reacquisition price (remaining principal balance, excluding accrued and unpaid interest) and the net carrying amount of the related debt. The net carrying amount of the related debt represents the amount due at maturity, adjusted for unamortized debt issuance costs.

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

The Company adopted the standard on January 1, 2021 on a prospective basis, utilizing the transition method that allows recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company's financial results for reporting periods beginning on or after January 1, 2021 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and the Company's historical accounting policy. The net cumulative effect due to the adoption of the new standard did not impact retained earnings as of January 1, 2021. Although the adoption of the new standard did not have a material impact on the Company's consolidated financial statements at the date of adoption, expected credit losses could change as a result of changes to credit loss experience, specific risk characteristics of the Company's portfolio of financial assets or management’s expectations of future economic conditions that affect the collectability of the Company's financial assets. Management continues to periodically assess these factors and incorporates any changes in its estimate of credit losses.

Recently Issued Accounting Standards Not Yet Adopted

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

The Company incurred $1.3 million and $3.0 million of specific expenses related to the COVID-19 pandemic for the year ended December 31, 2021 and 2020, respectively. Currently, most of the Company’s construction services are deemed essential under governmental mitigation orders and all of our business segments continue to operate. The Company has issued several notices of force majeure for the purpose of recognizing delays in construction schedules due to COVID-19 outbreaks on certain of its work sites and has also received notices of force majeure from the owners of certain projects and certain subcontractors. Management does not believe that any delays on projects related to these events of force majeure will have a material impact on the
Company's results of operations.

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

    Contract assets consist of the following:

	December 31,
(in thousands)	2021	2020
Costs and estimated earnings in excess of billings on uncompleted contracts	$120,900	$51,367
Retainage receivable	93,398	93,816
	$214,298	$145,183
    Contract liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Billings in excess of costs and estimated earnings on uncompleted contracts	$125,658	$117,641
Loss provision for contracts in progress	470	594
	$126,128	$118,235

Revenue recognized for the year ended December 31, 2021, that was included in the contract liability balance at December 31, 2020 was approximately $114.8 million.

Note 3. Property, Plant and Equipment, Net

    Property, plant and equipment consisted of the following as of the dates indicated:

	December 31,
(in thousands)	2021	2020
Buildings and leasehold improvements	$6,884	$4,402
Land	17,600	17,600
Construction equipment	227,807	192,402
Office equipment, furniture and fixtures	3,687	3,620
Vehicles	8,289	7,326
Total property, plant and equipment	264,267	225,350
Accumulated depreciation	(125,662)	(94,604)
Property, plant and equipment, net	$138,605	$130,746

    Depreciation expense for property, plant and equipment was $40.6 million, $35.9 million and $34.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 4. Goodwill and Intangible Assets, Net

    The following table provides the changes in the carrying amount of goodwill for 2021 and 2020:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2020	$3,020	$34,353	$37,373
Adjustments	—	—	—
December 31, 2020	3,020	34,353	37,373
Adjustments	—	—	—
December 31, 2021	$3,020	34,353	$37,373

The goodwill recorded in the Company's Specialty Civil reporting unit is deductible for income tax purposes over a 15-year period, with the exception of $2.9 million that is not deductible.

Intangible assets consisted of the following as of the dates indicated:

	December 31, 2021				December 31, 2020
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life
Customer relationships	$26,500	$(12,267)	$14,233	4 years	$26,500	$(8,481)	$18,019	5 years
Trade names	13,400	(8,664)	4,736	2 years	13,400	(5,985)	7,415	3 years
	$39,900	$(20,931)	$18,969		$39,900	$(14,466)	$25,434

Amortization expense associated with intangible assets for the years ended December 31, 2021, 2020 and 2019 totaled $6.5 million, $11.8 million and $13.6 million, respectively.

    The following table provides the expected annual intangible amortization expense:

(in thousands)	2022	2023	2024	2025
Amortization expense	$6,466	$5,841	$3,785	$2,877

Note 5. Accrued Liabilities

    Accrued liabilities consisted of the following as of the dates indicated:

	December 31,
(in thousands)	2021	2020
Accrued project costs	$88,063	$63,486
Accrued compensation and related expenses	46,701	42,672
Other accrued expenses	28,600	23,436
	$163,364	$129,594

Note 6. Fair Value of Financial Instruments

    The following table presents the Company's financial instruments measured at fair value on a recurring basis, classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the consolidated balance sheets:

	December 31, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Private warrants	—	410	—	410	—	—	—	—
Series B Preferred Stock - Anti-dilution warrants	—	—	5,557	5,557	—	—	8,800	8,800
Series B-1 Preferred Stock - Performance warrants	—	—	—	—	—	—	400	400
Total liabilities	$—	$410	$5,557	$5,967	$—	$—	$9,200	$9,200

    The following table reconciles the beginning and ending balances of recurring fair value measurements using Level 3 inputs for the years ended December 31, 2021, 2020 and 2019.

(in thousands)	Contingent Consideration	Series B Preferred Stock - Anti-dilution warrants	Series B-1 Preferred Stock - Performance warrants	Series B-3 Preferred - Closing Warrants	Rights Offering
Beginning Balance, January 1, 2019	$23,082	$—	$—	$—	$—
Preferred Series B Stock - initial fair value	—	5,646	400	7,900	1,383
Fair value adjustment - (gain) loss recognized in other income	(23,082)	(1,329)	—	3,591	—
Beginning Balance, December 31, 2019	$—	$4,317	$400	$11,491	$1,383
Fair value adjustment - (gain) loss recognized in other income	—	(491)	—	1,677	(1,383)
Transfer to non-recurring fair value instrument (liability)	—	7,400	—	—	—
Transfer to non-recurring fair value instrument (equity)	—	(2,426)	—	(13,168)	—
Beginning Balance, December 31, 2020	$—	$8,800	$400	$—	$—
Fair value adjustment - loss (gain) recognized in other income	—	4,325	(400)	—	—
Transfer to non-recurring fair value instrument (equity)	—	(7,568)	—	—	—
Ending Balance, December 31, 2021	$—	$5,557	$—	$—	$—

In 2019, the Company entered into three equity agreements and issued Series B Preferred Stock as discussed in Note 7. Debt and Series B Preferred Stock. The agreements required that on the conversion of any of the Convertible Series A Preferred Stock to common shares, the Series B Preferred Stock will receive additional warrants (Anti-dilution Warrants) to purchase common shares at a price of $0.0001 per share. The agreements also required that if the Company fails to meet a certain Adjusted EBITDA (as that term is defined in the agreements) threshold on a trailing twelve-month basis from May 31, 2020 through April 30, 2021, the Series B Preferred Stock will receive additional warrants (Performance Warrants) to purchase common shares at $0.0001 per share.

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

For further discussion of the equity transaction see Note 9. Earnings Per Share.

The information below describes the balance sheet classification and the recurring fair value measurement for these requirements:

Private Warrants (recurring)

The Company has 295,000 private warrants that are not actively traded on the public markets and the Company adjusts the fair value at the end of each fiscal period using the price on that date multiplied by the remaining private warrants. The Private warrants were recorded as warrant obligations and the fair value adjustment was recorded as Warrant liability fair value adjustment. For further discussion see Note 9. Earnings Per Share.
Series B Preferred Stock - Anti-dilution Warrants (recurring)

The number of common shares attributable to the warrants issued to Series B Preferred Stockholders for anti-dilution warrants were determined as follows;

•upon conversion by Series A Preferred Stockholders and determined on a 30-day volume weighted average. As noted above, these anti-dilution warrants were issued upon the conversion of the Series A Preferred Stock as part of the equity transaction on August 2, 2021 and therefore no liability was recorded at December 31, 2021.

•upon the exercise of any warrant with an exercise price of $11.50 or higher. As of December 31, 2021, the Company had 3,827,325 Merger Warrants to purchase shares of common stock at $11.50 per share. If the Merger Warrants were converted it would result in an additional 1.2 million anti-dilution warrants being issued. As of December 31, 2021, the Company recorded the anti-dilution warrants at fair value, which was estimated using a Monte Carlo simulation based on certain significant unobservable inputs, such as a risk rate premium, volatility of stock, conversion stock price, current stock price and amount of time remaining before expiration of the Merger Warrants. The calculation derived a fair value of $5.6 million for the liability based on an anti-dilution warrant fair value of $4.77.

Significant unobservable inputs used in the fair value calculation as of the periods indicated were as follows:

December 31, 2021
Stock price	$9.20
Conversion stock price	$11.50
Time before Merger Warrant expiration	1.23
Stock volatility	63.77%
Risk-free interest rate	0.47%

Series B-1 Preferred Stock - Performance Warrants (recurring)

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

Series B-3 Preferred - Closing Warrants

See further discussion on Series B-3 Preferred - Closing Warrants in Note 7. Debt and Series B Preferred Stock.

Rights Offering

The Company conducted a rights offering in connection with the offering of the Series B Preferred Stock. The rights offering fair value was recorded as a liability and was a deemed dividend to common stockholders. On March 4, 2020 we completed the rights offering and removed the liability associated with the fair value.

Contingent Consideration

    Pursuant to the merger agreement with M III, the Company was required to issue up to an additional 9,000,000 shares of common stock, if the 2018 and 2019 adjusted EBITDA targets were achieved. The Company did not achieve the Adjusted EBITDA targets which resulted in fair value adjustments to the contingent liability.

Other financial instruments of the Company not listed in the table above primarily consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values, based on the nature and short maturity of these instruments, and they are presented in the Company's consolidated balance sheets at carrying cost. Additionally, management believes that the carrying value of the Company's outstanding debt balances, further discussed in Note 7. Debt and Series B Preferred Stock, approximate fair value.

Note 7. Debt and Series B Preferred Stock

    Debt consists of the following obligations as of:

	December 31,
(in thousands)	2021	2020
Term loan	$—	$173,345
Senior unsecured notes	300,000	—
Commercial equipment notes	3,557	5,582
Total principal due for long-term debt	303,557	178,927
Unamortized debt discount and issuance costs	(10,867)	(17,196)
Less: Current portion of long-term debt	(1,960)	(2,506)
Long-term debt, less current portion	$290,730	$159,225

Debt - Series B Preferred Stock	$—	$185,396
Unamortized debt discount and issuance costs	—	(11,528)
Long-term Series B Preferred Stock	$—	$173,868

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

Interest rates on the credit facility are based upon (1) an index rate that is established at the highest of the prime rate or the sum of the federal funds rate plus 0.50%, or (2) at Services’ election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon Services’ first lien net leverage within the range of 1.00% to 2.50% for index rate loans and 2.00% and 3.50% for LIBOR loans. Borrowings under the credit facility shall initially bear interest at a rate per annum equal to LIBOR plus 2.50%. In anticipation of LIBOR's phase out, our Credit Agreement includes a well-documented transition mechanism for selecting a benchmark replacement rate for LIBOR. In addition to paying interest on outstanding principal under the credit facility, Services is required to pay a commitment fee to the lenders under the credit facility for unused commitments. The commitment fee rate ranges from 0.30% to 0.45% per annum depending on Services’ First Lien Net Leverage Ratio (as defined in the Credit Agreement).

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

Debt and Series B Preferred Stock Extinguishment

The Company used the proceeds from the Senior debt and equity transaction discussed in Note 9. Earnings Per Share and the New Credit Facility discussed above to redeem all of the Series B Preferred Stock and paid off the Term Loan. Below is a summary of the the use of proceeds:

Use of Proceeds ($ in millions)
Proceeds from Equity transaction	$193.5
Proceeds from Debt transaction	300.0
Transaction proceeds	493.5
Less: Deferred Fees	(11.4)
Net transaction proceeds	$482.1

Series B Preferred Stock redemption	$(265.8)
Term Loan payoff	(173.3)
Revolver and letter of credit payoff	(22.4)
Total use of proceeds	$(461.5)

Loss on Extinguishment of Debt
Series B Preferred Stock - Make Whole Premium	$47.3
Write-off of deferred fees related to term loan	13.2
Series B Preferred Stock - write-off of deferred fees and discount	40.5
Loss on Extinguishment of Debt	$101.0

Contractual Maturities

    Contractual maturities of the Company's outstanding principal on debt obligations as of December 31, 2021 are as follows:

(in thousands)	Maturities
2022	$1,792
2023	1,003
2024	441
2025	255
2026	66
Thereafter	300,000
Total	$303,557

Note 8. Commitments and Contingencies

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
Finance Leases
    The Company has obligations, exclusive of associated interest, recognized under various finance leases for equipment totaling $54.4 million and $57.6 million at December 31, 2021 and 2020, respectively. Gross amounts recognized within property, plant and equipment in the consolidated balance sheets under these finance lease agreements at December 31, 2021 and 2020 totaled $143.6 million and $128.0 million, less accumulated depreciation of $71.4 million and $55.1 million, respectively, for net balances of $72.2 million and $72.9 million, respectively. Depreciation of assets held under the finance leases is included within cost of revenue in the consolidated statements of operations.

    The future minimum payments of finance lease obligations are as follows:

(in thousands)
2022	$26,334
2023	12,989
2024	8,869
2025	6,780
2026	3,428
Thereafter	—
Future minimum lease payments	58,400
Less: Amount representing interest	(3,959)
Present value of minimum lease payments	54,441
Less: Current portion of finance lease obligations	24,345
Finance lease obligations, less current portion	$30,096

Operating Leases

    In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs. Rent and related expense for operating leases that have non-cancelable terms totaled approximately $13.0 million, $13.4 million and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. When operating lease expense is related to projects it is charged to that specific project and included in cost of revenue. In addition, the Company has short-term equipment rentals, which are less than a year in duration and expense as incurred.

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

    The future minimum payments under non-cancelable operating leases are as follows:

(in thousands)
2022	$12,587
2023	10,015
2024	5,608
2025	2,839
2026	2,185
Thereafter	18,588
Future minimum lease payments	51,822
Less: Amount representing interest	(13,028)
Present value of minimum lease payments	38,794
Less: Current portion of operating lease obligations	10,254
Operating lease obligations, less current portion	$28,540

Lease Information

	For the year ended
(in thousands)	December 31, 2021	December 31, 2020

Finance Lease cost:
Amortization of right-of-use assets	$23,654	$23,289
Interest on lease liabilities	3,064	4,007
Operating lease cost	13,041	13,449
Short-term lease cost	181,739	158,403
Variable lease cost	6,211	3,836
Sublease Income	(132)	(132)
Total lease cost	$227,577	$202,852

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,064	$4,007
Operating cash flows from operating leases	$12,917	$13,167
Right-of-use assets obtained in exchange for new finance lease liabilities	$26,581	$19,172
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,091	$6,491
Weighted-average remaining lease term - finance leases	3.06 years	2.51 years
Weighted-average remaining lease term - operating leases	7.61 years	8.19 years
Weighted-average discount rate - finance leases	5.28%	6.19%
Weighted-average discount rate - operating leases	6.65%	7.04%

Letters of Credit and Surety Bonds

    In the ordinary course of business, the Company may be required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2021 and 2020, the Company was contingently liable under letters of credit issued under its respective revolving lines of credit in the amount of $31.1 million and $7.8 million, respectively, related to construction projects and insurance. In addition, as of December 31, 2021 and 2020, we had outstanding surety bonds on projects with nominal amounts of $3.3 billion and $2.8 billion, respectively. The remaining approximate exposure related to these surety bonds amounted to approximately $353.5 million and $293.1 million, respectively. We anticipate that our current bonding capacity will be sufficient for the next twelve months based on current backlog and available capacity.

Deferred Compensation

    The Company has two deferred compensation plans. The first plan is a supplemental executive retirement plan established in 1993 that covers four specific employees or former employees, whose deferred compensation is determined by the number of service years. Payment of the benefits is to be made for 20 years after employment ends. Three former employees are currently receiving benefits, and one participant is still an employee of the Company. The one current employee has reached the full benefit level, and as a result, the present value of the liability is estimated using the normal retirement method. Payments under this plan for 2021 were $0.2 million. Maximum aggregate payments per year if all participants were retired would be $0.3 million. As of December 31, 2021 and 2020, the Company had a long-term liability of $3.3 million and $3.5 million, respectively, for the supplemental executive retirement plan.

    The Company offers a non-qualified deferred compensation plan which is made up of an executive excess plan and an incentive bonus plan. This plan was designed and implemented to enhance employee savings and retirement accumulation on a tax-advantaged basis, beyond the limits of traditional qualified retirement plans. This plan allows employees to: (i) defer annual compensation from multiple sources; (ii) create wealth through tax-deferred investments; (iii) save and invest on a pretax basis to meet accumulation and retirement planning needs; and (iv) utilize a diverse choice of investment options to maximize returns. Executive awards are expensed when vested. Project Management Incentive Payments are expensed when awarded as they are earned through the course of the performance of the project to which they are related. Other incentive payments are expensed when vested as they are considered to be earned by retention. Unrecognized compensation expense for the non-qualified deferred compensation plan at December 31, 2021, 2020 and 2019 was $3.0 million, $1.7 million and $1.5 million, respectively. As of December 31, 2021 and 2020, the Company had a long-term liability of $3.3 million and $4.2 million, respectively, for deferred compensation to certain current and former employees.

Legal Proceedings

The Company is a nominal defendant to a lawsuit, instituted in December 2019 in the Delaware Chancery Court by a purported stockholder of the Company, against the Company’s Board of Directors, Oaktree Capital Management ("Oaktree"), and Ares Management, LLC ("Ares"), from which Ares was subsequently dismissed. The complaint asserts a variety of claims arising out of the sale of Series B Preferred Stock and warrants to Ares and Oaktree in May 2019. The complaint alleges claims for breach of fiduciary duty directly on behalf of putative class of stockholders and derivatively on behalf of the Company, aiding and abetting breach of fiduciary duty both derivatively and directly, and unjust enrichment derivatively on behalf of the Company. The plaintiff is seeking rescission of the transaction, unspecified monetary damages, and fees. On July 28, 2021, the Company and the plaintiff stockholder entered into a memorandum of understanding to settle the lawsuit against all defendants, subject to approval by the Delaware Chancery Court, the terms of which do not require payment of any settlement funds to the plaintiff except that, as they are entitled to do under Delaware law, the plaintiffs are entitled to ask the Court to award them attorneys’ fees in connection with the settlement. The timing of the approval of the settlement, if any, by the Court is unknown at this time but is not expected to occur until 2022. The Company has placed its director and officer liability insurance carriers on notice of the lawsuit and the proposed settlement; pursuant to the coverage terms, the Company is subject to a $1.5 million deductible, which the Company has exhausted. Pursuant to agreements entered into in connection with the sale of Series B Preferred Stock, the Company is obligated to indemnify Oaktree and Ares for any legal fees and damages incurred by either of them in connection with this matter.

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

Note 9. Earnings (Loss) Per Share

    The Company calculates basic earnings (loss) per share (“EPS”) by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

    Income (loss) available to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred stock from net income. If there is a net loss, the amount of the loss is increased by those preferred dividends. The contingent consideration fair value adjustment is a mark-to-market adjustment based on the Company not reaching the required financial targets; see Note. 6 Fair Value of Financial Instruments for further discussion. The Company is required to reverse the mark-to-market adjustment from the numerator as shown below.

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

At the closing of the Offering the Ares Parties completed the following equity transactions:

•converted all of their Series A Preferred Stock into 2,132,273 shares of Common Stock;

•the Company issued to the Ares Parties 507,417 shares of Common Stock representing shares of Common Stock underlying warrants that the Ares Parties were entitled to pursuant to anti-dilution rights that are triggered upon conversion of the Series A Preferred Stock described in Note 6. Fair Value of Financial Instruments; and

•the Company issued to the Ares Parties 5,996,310 shares of Common Stock for the exercise of warrants that were issued to the Ares Parties in connection with their original purchases of Series B Preferred Stock (the “Series B Preferred Stock - Warrants”).

    The calculations of basic and diluted EPS, are as follows:

	Year Ended December 31,
($ in thousands, except per share data)	2021	2020	2019
Numerator:
Net income from continuing operations	$(83,729)	$728	$6,231
Less: Convertible preferred stock dividends	(1,587)	(2,628)	(2,875)
Less: Contingent consideration fair value adjustment	—	—	(23,082)
Net loss available to common stockholders	(85,316)	(1,900)	(19,726)

Denominator:
Weighted average common shares outstanding - basic and diluted	33,470,942	20,809,493	20,431,096

Anti-dilutive:(1)(3)
Convertible Series A Preferred Stock(2)	—	5,819,882	8,816,119
Series B Preferred Stock - Warrants(4)	94,077	7,681,738	—
Pre-Funded Warrants(5)	4,327,353	—	—
RSUs(6)	1,700,986	1,846,683	904,608

Net loss per common share - basic and diluted	$(2.55)	$(0.09)	$(0.97)

(1)     The contingent earn-out shares were not included at December 31, 2019. See Note 6. Fair Value of Financial of Financial Instruments for discussion regarding the Company's contingently issuable earn-out shares that were not potentially dilutive.

(2)    On August 2, 2021 the Series A Preferred Stock was converted into common shares and therefore has been excluded from the anti-dilutive section above for the year ended December 31, 2021.

(3)    As of December 31, 2021, 2020 and 2019, there were public warrants to purchase 3,827,325, 8,477,600 and 8,480,000 shares of common stock at $11.50 per share were not potentially dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the period.

(4)     Series B Preferred Stock - Warrants are considered participating securities because the holders are entitled to participate in any distributions similar to the common shareholders. On August 2, 2021, the Company issued to the Ares Parties 5,996,310 shares of Common Stock for the exercise of warrants that were issued to the Ares Parties in connection with their original purchases of the Series B Preferred Stock. As of December 31, 2021, there were 94,077 Series B Preferred Stock - Warrants that were considered anti-dilutive.

(5)    On August 2, 2021 the Company issued 7,747,589 Pre-Funded Warrants to ASOF that are considered participating because the holders are entitled to participate in any distributions similar to that of common shareholders. As of December 31, 2021 there were 4,327,353 Pre-Funded Warrants.

(6)    As of December 31, 2021, 2020 and 2019, there were 480,124, 480,800 and 646,405, of unvested or anti-dilutive options and 135,330, 604,850 and 817,817 of unvested performance RSUs were also not potentially dilutive as the respective exercise price or average stock price required for vesting of such award was greater than the average market price of the common stock during the period.

Merger Warrants

On August 4, 2015, M III formed a Special Purpose Acquisition Corporation and issued public and private warrants before the merger with the Company. As of the merger, the Company had 16,960,000 Merger Warrants outstanding, of which 295,000 are considered private warrants. Two Merger Warrants will be exercisable for one share of our common stock at $11.50 per share until the expiration on March 26, 2023. For further discussion about the valuation of the private warrants see Note 6. Fair Value of Financial Instruments.

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

The following information is related to purchases made as of December 31, 2021:

	Issuer Purchases of Equity Securities
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Approximate Dollar Value of Warrants that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 11 - November 30	3,630,531	$1.36	$19,957
December 1 - December 31	5,640,000	1.21	12,987
Total	9,270,531	$1.27

Series B Preferred Stock Anti-dilution Warrants

The Company also had potential outstanding warrants related to the Series B Preferred Stock issuance. Additional warrants would be issued if the exercise of any warrant with an exercise price of $11.50 or higher. See Note 6. Fair Value of Financial Instruments for further discussion.

Note 10. Stock-Based Compensation

    In March 2018, the Company adopted the 2018 IEA Equity Incentive Plan (the “2018 Equity Plan”), which provided for 2,157,765 shares to be available for granting to certain officers, directors and employees under the plan. The plan allows for the granting of both RSUs and Options. In June 2019 and May 2021, the Company's shareholders approved an increase of 2,000,000 shares under the 2018 Equity Plan.

    Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the stock-based award and is recognized as an expense using the straight-line method over the employee’s requisite service period (generally the vesting period of the award) within selling, general and administrative expenses. The following table provides the components of stock-based compensation expense under the 2018 Equity Plan and the associated tax benefit recognized for the year ended December 31, 2021, 2020 and 2019.

(in thousands)	2021	2020	2019
Options	$302	$944	$825
RSUs	4,437	2,881	2,193
Directors' compensation	622	584	998
Stock-based compensation expense	5,361	4,409	4,016
Tax benefit for stock-based compensation expense	3,667	332	64
Stock-based compensation expense, net of tax	$1,694	$4,077	$3,952

Employee Options

In 2018, the Board's Compensation Committee granted both time based vesting and stock price based performance vesting options. The options are granted with exercise prices equal to market prices on the date of grant and expire 10 years from the date of grant.

    The following table summarizes all option activity:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	713,260	—
Granted	—	—
Exercised	—	—
Forfeited	(66,855)	10.37
Outstanding at December 31, 2019	646,405	$10.37	—	—
Granted	—	—
Exercised	(8,022)	10.37
Forfeited	(157,583)	10.37
Outstanding at December 31, 2020	480,800	$10.37	—	7.70
Granted	—	—
Exercised	—	—
Forfeited	(676)	10.37
Outstanding at December 31, 2021	480,124	$10.37	—	6.70

Vested or expected to vest at December 31, 2021	480,124	$10.37	—	6.70

Exercisable at December 31, 2021	—	$—	—	0.00

    The Company plans to issue new common shares to satisfy the exercise of Options. As of December 31, 2021, there was $0.1 million of unrecognized stock-based compensation expense for unvested Options, and the expected remaining expense period was 0.25 years.

Employee RSUs

    RSUs are awarded to select employees and, when vested, RSUs entitle the holder to receive a specified number of shares of the Company's common stock. The value of RSU grants was measured as of the grant date using the closing price of IEA's common stock.

    The following table summarizes all activity for RSUs awarded during 2021:

	Number of RSUs	Weighted Average Grant-Date Fair Value Per Share
Unvested at January 1, 2019	449,050	$10.37
Granted	1,720,396	2.96
Vested (1)	(42,378)	10.37
Forfeited	(47,060)	8.44
Unvested at December 31, 2019	2,080,008	$4.27
Granted	1,138,209	$2.25
Vested (1)	(627,650)	4.39
Forfeited	(372,813)	4.06
Unvested at December 31, 2020	2,217,754	$3.12
Granted	866,970	11.50
Vested (1)	(1,002,188)	4.17
Forfeited	(382,192)	2.71
Unvested at December 31, 2021	1,700,344	$7.01

(1) The tax benefit related to vestings that occurred during 2021, 2020, and 2019 was $2.5 million, $0.3 million, and $0.1 million, respectively.

    As of December 31, 2021, there was $9.0 million of unrecognized stock-based compensation expense for unvested RSUs awarded to employees, and the expected remaining expense period was 3.5 years.

Non-employee Director RSUs

    For service in 2021, the non-employee directors of the Board were granted 49,378 RSUs on March 26, 2021. Members of the Special Transaction Committee were granted an additional 4,152 RSUs on November 4, 2021. These grants were valued at $0.7 million using the closing price of the Company's common stock at the grant date. All RSUs granted to non-employee directors in 2021 will vest on March 26, 2022. As of December 31, 2021, there was $0.2 million of unrecognized stock-based compensation expense for unvested non-employee director RSUs, and the expected remaining expense period was 0.25 months.

Note 11. Income Taxes

    The Company is a corporation that is subject to U.S. federal income tax, various state income taxes, Canadian federal taxes and provincial taxes.

    (Loss) income before income taxes and the related tax provision (benefit) are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
(Loss) income before income taxes:
U.S operations	$(71,093)	$14,763	$6,374
Non-U.S. operations	(1,438)	(1,455)	(1,764)
Total (loss) income before taxes	$(72,531)	$13,308	$4,610

Current (benefit) provision:
Federal	$28	$—	$(148)
State	902	1,444	90
Total current (benefit) provision	930	1,444	(58)

Deferred (benefit) provision:
Federal	8,435	10,119	(1,146)
State	1,833	1,017	(417)
Total deferred (benefit) provision	10,268	11,136	(1,563)

Total (benefit) provision for income taxes	$11,198	$12,580	$(1,621)

    A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate from continuing operations is as follows:

	Year ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefits	(3.2)	18.5	(7.2)
Permanent items	(33.4)	55.8	(51.2)
Other	0.2	(0.8)	2.2
Effective tax rate	(15.4)%	94.5%	(35.2)%

    The permanent differences for the year ended December 31, 2021 primarily relate to non-deductible interest expenses on the Series B Preferred Stock and the loss on the extinguishment of debt. The most significant difference between the years ended December 31, 2021 and 2020 relate to these permanent items. The differences in the effective tax rate between the years ended December 31, 2020 and 2019 related to non-deductible interest expenses on the Series B Preferred Stock, permanent items pertaining to contingent consideration, the Merger, the acquisitions made in 2018, and state taxes. As of December 31, 2021 and 2020, the Company had not identified any uncertain tax positions for which recognition was required.

    Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial statement purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) as of December 31, 2021 and 2020, are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accrued liabilities and deferred compensation	$6,588	$6,932
Net operating loss carryforwards	29,332	30,131
Transaction costs	1,536	1,695
R&D Credit Usage	213	215
Other reserves and accruals	1,588	2,236
Intangible amortization	2,842	2,374
Operating lease right of use asset	10,861	10,554
Less: valuation allowance	(24,887)	(24,360)
Total deferred tax assets	28,073	29,777
Deferred tax liabilities:
Property, plant and equipment	(23,505)	(15,702)
Equipment under finance lease	(177)	(353)
Operating lease liability	(10,447)	(10,124)
Goodwill	(2,143)	(1,529)
Total deferred tax liabilities	(36,272)	(27,708)
Net deferred tax asset (liability)	$(8,199)	$2,069

    The Company assesses the realizability of the deferred tax assets at each balance sheet date based on actual and forecasted operating results in order to determine the proper amount, if any, required for a valuation allowance. As of December 31, 2021, the Company has a Canadian net operating loss carryover of $93.9 million and net operating loss carryovers which will begin to expire in 2035. Since the Canadian operations are in a cumulative loss position and the operations have ceased, the Company has recorded a full valuation allowance related to the Canadian net operating losses.

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

    As of December 31, 2021, the Company has a federal net operating loss carryover of $11.0 million and net operating loss carryovers in certain state tax jurisdictions of approximately $44.0 million. The federal net operating loss was incurred in 2018 and 2019 and can be carried forward indefinitely. The state net operating loss carryovers will begin to expire in 2025.

    The Company files income tax returns in U.S. federal, state and certain international jurisdictions. For federal and certain state income tax purposes, the Company's 2017 through 2021 tax years remain open for examination by the tax authorities under the normal statute of limitations. For certain international income tax purposes, the Company’s tax years 2015 through 2021 remain open for examination by the tax authorities under the normal statute of limitations.

    The Company classifies interest expense and penalties related to unrecognized tax benefits as components of the income tax provision. There were no such interest or penalties recognized in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, and there were no corresponding accruals as of December 31, 2021 and 2020.

Deferred Taxes - COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the U.S. Government in response to the COVID-19 pandemic to provide employment retention incentives. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. We do not believe that these relief measures materially affect the consolidated financial statements for the year ended December 31, 2021 but some of the key income tax-related provisions of the CARES Act include:

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

•Payroll tax deferral.

The new NOL carryforward and interest expense deduction rules could defer future cash tax liabilities. IEA filed an election to refund $0.5 million AMT credit which was received in the third quarter of 2020.

The Company has also made use of the payroll deferral provision to defer the 6.2% social security tax, which is approximately $13.6 million through December 31, 2020. This amount was paid at 50% on December 31, 2021. The remaining 50% is required to be paid on December 31, 2022.

Note 12. Employee Benefit Plans

    The Company participates in numerous multi-employer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2021, 2020 and 2019, 25%, 24% and 27%, respectively, of the Company’s employees were members of a CBA. As one of many participating employers in these MEPPs, the Company is responsible, with the other participating employers, for any plan underfunding. Contributions to a particular MEPP are established by the applicable CBA; however, required contributions may increase based on the funded status of a MEPP and legal requirements of the Pension Protection Act of 2006, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include investment performance, changes in the participant demographics, change in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.

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

    The Company contributed $53.5 million to various MEPPs in 2021. The nature and diversity of the Company’s business may result in volatility of the amount of contributions to a particular MEPP for any given period. In any given market, the Company could be working on a significant project and/or projects, which could result in an increase in its direct labor force and a corresponding increase in its contributions to the MEPP(s) dictated by the applicable CBA. When the particular project(s) finishes and is not replaced, the level of direct labor of contributions to a particular MEPP could also be affected by the terms of the applicable CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. All of the Company's contributions were less than 5% of the total plan contributions from all participating employers.

The Company also has a 401(k) plan for non-union employees. Employees are eligible to participate in the plan beginning on their employment date. The Company matches employee contributions up to 4% of employee compensation.

Note 13. Segments

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

Segment Revenue

    Revenue by segment was as follows:

	For the years ended December 31,
(in thousands)	2021		2020		2019
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$1,461,137	70.3%	$1,142,842	65.2%	$834,029	57.1%
Specialty Civil	617,283	29.7%	610,063	34.8%	625,734	42.9%
Total revenue	$2,078,420	100.0%	$1,752,905	100.0%	$1,459,763	100.0%

Segment Gross Profit

    Gross profit by segment was as follows:

	For the years ended December 31,
(in thousands)	2021		2020		2019
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$141,711	9.7%	$126,919	11.1%	$88,309	10.6%
Specialty Civil	64,397	10.4%	61,773	10.1%	68,708	11.0%
Total gross profit	$206,108	9.9%	$188,692	10.8%	$157,017	10.8%

Note 14. Joint Ventures

On May 22, 2019, the Company formed a joint venture with another construction company for purposes of designing and constructing an expansion of a major railway. Given that the joint venture does not meet the qualifications of a VIE, the Company records its share of the joint venture's results and balances within the Specialty Civil segment using the proportionate consolidation method at 25% ownership. The following balances were included in the consolidated financial statements:

(in thousands)	December 31, 2021
Assets
Cash	$8,850
Accounts receivable	874
Contract assets	2,796

Liabilities
Accounts payable	$2,591
Contract liabilities	7,353

Year Ended
December 31, 2021
Revenue	$18,303
Cost of revenue	15,727

Note 15. Related Parties

On August 2, 2021, as part of the equity transactions the Company entered into the Stockholders’ Agreement with the Ares Parties. Pursuant to the Stockholders’ Agreement:

•The Ares Parties are entitled to designate two members of our Board under certain circumstances, as defined in the Stockholders' Agreement.

•The Ares Parties agreed to certain restrictions regarding transfers of common stock and other activities regarding our board composition.

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

Note 16. Subsequent Event

As discussed in Note 9. Earnings Per Share, on November 4, 2021, the Company’s Board of Directors authorized a repurchase program for the Company’s publicly traded warrants to purchase common stock, which trade on the Nasdaq under the symbol IEAWW. The Company has purchased 1,591,599 warrants since December 31, 2021.

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

    As of December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded the Company’s internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm (PCAOB ID: 34), which audited and reported on the consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as December 30, 2021, as stated in its report appearing in Item 8 of Part II of this Annual Report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there has been no change in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's annual meeting of shareholders (the “2022 Proxy Statement”) within 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Except for the biographical information for our executive officers found in “Part 1 - Business - Information about our Executive Officers, the information required under this Item 10 is incorporated by reference to our 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this Item 11 is incorporated by reference to our 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

    The information required under this Item 12 is incorporated by reference to our 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required under this Item 13 is incorporated by reference to our 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required under this Item 14 is incorporated by reference to our 2022 Proxy Statement.

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

3.4
Second Amended and Restated Certificate of Designations of Series B-1 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 14, 2019).

3.5
Amended and Restated Certificate of Designations of Series B-2 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on November 14, 2019).

3.6
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

4.5
Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

4.6
Warrant Agreement for Rights Offering Warrants, dated as of March 3, 2020, by and between Infrastructure and Energy Alternatives, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 4, 2020).

4.7	Specimen Warrant Certificate for Rights Offering Warrants (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed March 4, 2020).
4.8+	Specimen Warrant Certificate for Private Warrants (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-255097) filed April 7, 2021).
4.9	Pre-Funded Warrant (Balance of Warrant Shares), dated as of August 2, 2021, issued by Infrastructure and Energy Alternatives, Inc. to ASOF Holdings I, L.P.
4.10
Form of Indenture for Senior Debt Securities (including Form of Senior Note) (incorporated by reference to Exhibit 4.20 of the Company's Current Report on Form S-3 (File No. 001-37796) filed December 4, 2020).

4.11
Form of Indenture for Subordinated Debt Securities (including Form of Subordinated Note) (incorporated by reference to Exhibit 4.22 of the Company's Current Report on Form S-3 (File No. 001-37796) filed December 4, 2020).

4.12
Indenture, dated as of August 17, 2021, by and among IEA Energy Services LLC, the guarantors party thereto from time to time and Wilmington Trust National Association, as trustee, governing the 6.625% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed August 17, 2021).

4.13
Form of 6.625% Senior Note due 2029 (included in Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed August 17, 2021).

10.1
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

10.2
First Amendment to Amended and Restated Registration Rights Agreement, dated as of June 6, 2018, by and between the Company and IEA LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on June 7, 2018).

10.3
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

10.4
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

10.5
Fourth Amendment to Amended and Restated Registration Rights Agreement, dated as of November 14, 2019, by and among Infrastructure and Energy Alternatives, Inc., Infrastructure and Energy Alternatives, LLC, Ares Special Situations Fund IV, L.P., ASOF Holdings I, L.P. and OT POF IEA Preferred B Aggregator, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-37796) filed on November 15, 2019).

10.6
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

10.7
Sixth Amendment to Amended and Restated Registration Rights Agreement, dated of as of August 2, 2021, by and among Infrastructure and Energy Alternatives, Inc., Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed on August 2, 2021).

10.8
Joinder to Registration Rights Agreement, dated March 23, 2021, by and among Infrastructure and Energy Alternatives, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333-255097) filed on April 7, 2021).

10.9
Amended and Restated Equity Commitment Agreement, dated May 20, 2019, by and among Infrastructure and Energy Alternatives, Inc. and the commitment parties thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 22, 2019).

10.10
Equity Commitment Agreement, dated August 13, 2019, by and among Infrastructure and Energy Alternatives, Inc., the Commitment Parties thereto and Oaktree Power Opportunities Fund III Delaware, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20
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

10.21
Termination Letter Agreement, dated March 26, 2021, by and among Infrastructure and Energy Alternatives, Inc., Infrastructure and Energy Alternatives, LLC, Oaktree Power Opportunities Fund III Delaware, L.P. and M III Sponsor I LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report (File No. 001-37796) filed with the Securities Exchange Commission on May 10, 2021).

10.22
Transaction Agreement between the Company and the Ares Parties, dated as of July 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on July 28, 2021).

10.23
Stockholders’ Agreement, dated as of August 2, 2021, by and among Infrastructure and Energy Alternatives, Inc., Ares Special Situations Fund IV, L.P. and ASOF Holdings I, L.P (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on August 2, 2021).

10.24#
Credit Agreement, dated as of August 17, 2021, by and among IEA Energy Services LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and CIBC Bank USA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on August 17, 2021).

10.25†
Infrastructure and Energy Alternatives, Inc. 2018 Equity Incentive Plan (as amended and restated as of May 13, 2021) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 14, 2021).

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

10.31†
Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 14, 2019).

10.32†
Amended and Restated Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on May 7, 2020).

10.33†
2021 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report (File No. 001-37796) filed with the Securities Exchange Commission on May 10, 2021).

10.34†
Infrastructure and Energy Alternative, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on May 14, 2021).

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

10.37†
Employment Agreement, dated as of August 6, 2020, between IEA Energy Services, LLC and Peter Moerbeek (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities Exchange Commission on August 10, 2020).

10.38†
Employment Agreement, dated as of June 29, 2021, between IEA Energy Services, LLC and Erin Roth (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report (File No. 001-37796) filed with the Securities Exchange Commission on July 28, 2021).

10.39†
Vice Chairman Letter Agreement with Derek Glanvill (incorporated by reference to Exhibit 10.49 of the Company's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235280) filed with the Securities Exchange Commission on January 29, 2020).

10.40†^
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K (File No. 001-37796) filed with the Securities Exchange Commission on March 29, 2018).

10.41†
Separation Agreement and General Release, dated July 15, 2021, by and between Infrastructure and Energy Alternatives, Inc. and Gil Melman (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-37796) filed with the Securities and Exchange Commission on July 28, 2021).

10.42†	Employment Agreement, dated as of January 15, 2018, between M III Acquisition Corp. and Christopher Hanson.
10.43†	Employment Agreement, dated as of February 13, 2018, between IEA Energy Services, LLC and Brian Hummer.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP
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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
*Filed herewith.
**Furnished herewith.
# Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.
† Indicates a management contract or compensatory plan or arrangement.
^ We have entered into Indemnification Agreements with all of our executive officers and directors.
+ We have entered into warrants under this form with certain of the selling security holders who received warrants through a distribution by Infrastructure and Energy Alternatives, LLC as described in our Registration Statement on Form S-3 (File No. 333-260876), originally filed with the Securities and Exchange Commission on November 8, 2021 and declared effective on November 19, 2021.

ITEM 16. FORM 10-K SUMMARY

    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC. (Registrant)

Dated: March 7, 2022	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JP Roehm	President, Chief Executive Officer and Director	March 7, 2022
Name: JP Roehm		(Principal executive officer)

By:	/s/ Peter J. Moerbeek	Executive Vice President, Chief Financial Officer	March 7, 2022
Name: Peter J. Moerbeek		(Principal financial and accounting officer)

By:	/s/ Derek Glanvill	Director and Chairman	March 7, 2022
Name: Derek Glanvill

By:	/s/ Charles Garner	Director	March 7, 2022
Name: Charles Garner

By:	/s/ Terence Montgomery	Director	March 7, 2022
Name: Terence Montgomery

By:	/s/ Matthew Underwood	Director	March 7, 2022
Name: Matthew Underwood

By:	/s/ John Eber	Director	March 7, 2022
Name: John Eber

By:	/s/ Michael Della Rocca	Director	March 7, 2022
Name: Michael Della Rocca

By:	/s/ Laurene Mahon	Director	March 7, 2022
Name: Laurene Mahon

By:	/s/ Theodore H. Bunting	Director	March 7, 2022
Name: Theodore H. Bunting

By:	/s/ Scott Graves	Director	March 7, 2022
Name: Scott Graves