Form 10-Q
period 2022-03-31
Infrastructure & Energy Alternatives, Inc.
filed 2022-05-09
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Number of shares of Common Stock outstanding as of the close of business on May 9, 2022: 48,323,406.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$28,732	$124,027
Accounts receivable, net	254,540	280,700
Contract assets	220,119	214,298
Prepaid expenses and other current assets	73,070	42,774
Total current assets	576,461	661,799

Property, plant and equipment, net	148,486	138,605
Operating lease assets	35,904	37,292
Intangible assets, net	17,352	18,969
Goodwill	37,373	37,373
Company-owned life insurance	4,786	4,944
Deferred income taxes	3,226	—
Other assets	771	771
Total assets	$824,359	$899,753

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$131,415	$164,925
Accrued liabilities	128,832	163,364
Contract liabilities	148,452	126,128
Current portion of finance lease obligations	24,778	24,345
Current portion of operating lease obligations	10,401	10,254
Current portion of long-term debt	1,573	1,960
Total current liabilities	445,451	490,976

Finance lease obligations, less current portion	38,714	30,096
Operating lease obligations, less current portion	27,049	28,540
Long-term debt, less current portion	290,891	290,730
Warrant obligations	7,395	5,967
Deferred compensation	7,658	7,988
Deferred income taxes	—	8,199
Total liabilities	$817,158	$862,496

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value, $0.0001 per share; 150,000,000 and 150,000,000 shares authorized; 48,323,406 and 48,027,359 shares issued and 48,323,406 and 48,027,359 outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid in capital	243,465	246,450
Accumulated deficit	(236,268)	(209,197)
Total stockholders' equity	7,201	37,257
Total liabilities and stockholders' equity	$824,359	$899,753

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$360,095	$276,412
Cost of revenue	356,265	259,871
Gross profit	3,830	16,541

Selling, general and administrative expenses	34,882	24,846
Loss from operations	(31,052)	(8,305)

Other income (expense), net:
Interest expense, net	(6,026)	(14,359)
Warrant liability fair value adjustment	(1,428)	(300)
Other income	11	138
Loss before benefit for income taxes	(38,495)	(22,826)

Benefit for income taxes	11,424	2,392

Net loss	$(27,071)	$(20,434)
Less: Convertible Preferred Stock dividends	—	(656)
Net loss available for common stockholders	$(27,071)	$(21,090)

Net loss per common share - basic and diluted	(0.56)	(0.91)
Weighted average shares - basic and diluted	48,129,331	23,057,731

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)

Balance at December 31, 2020	21,009	$2	$35,305	$(125,468)	$(90,161)
Net loss	—	—	—	(20,434)	(20,434)
Earnout Shares	1,803	—	—	—	—
Share-based compensation	—	—	727	—	727
Equity plan compensation	521	—	(2,909)	—	(2,909)
Exercise of warrants	15	—	—	—	—
Series A Preferred dividends	—	—	(656)	—	(656)
Balance at March 31, 2021	23,348	$2	$32,467	$(145,902)	$(113,433)

Balance at December 31, 2021	48,027	$4	$246,450	$(209,197)	$37,257
Net loss	—	—	—	(27,071)	(27,071)
Share-based compensation	—	—	1,630	—	1,630
Equity plan compensation	296	—	(1,810)	—	(1,810)
Repurchases of public warrants	—	—	(2,805)	—	(2,805)
Balance at March 31, 2022	48,323	$4	$243,465	$(236,268)	$7,201

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,071)	$(20,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,286	10,799
Warrant liability fair value adjustment	1,428	300
Amortization of debt discounts and issuance costs	377	2,859
Share-based compensation expense	1,630	727
Deferred income taxes	(11,424)	(2,392)
Other, net	(572)	(902)
Change in operating assets and liabilities:
Accounts receivable	26,160	(7,513)
Contract assets	(5,821)	(1,513)
Prepaid expenses and other assets	(30,296)	(27,304)
Accounts payable and accrued liabilities	(68,042)	(31,593)
Contract liabilities	22,324	23,186
Net cash used in operating activities	(79,021)	(53,780)

Cash flow from investing activities:
Company-owned life insurance	158	(269)
Purchases of property, plant and equipment	(4,788)	(3,920)
Proceeds from sale of property, plant and equipment	553	667
Net cash used in investing activities	(4,077)	(3,522)

Cash flows from financing activities:
Proceeds from line of credit - long term	10,000	—
Payments on line of credit - long term	(10,000)	—
Payments on long-term debt	(603)	(686)
Payments on finance lease obligations	(6,979)	(7,971)
Shares for tax withholding on release of restricted stock units	(1,810)	(2,909)
Repurchases of public warrants	(2,805)	—
Net cash used in financing activities	(12,197)	(11,566)

Net change in cash and cash equivalents	(95,295)	(68,868)

Cash and cash equivalents, beginning of the period	124,027	164,041

Cash and cash equivalents, end of the period	$28,732	$95,173

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures:
Cash paid for interest	10,618	10,691
Cash (received) for income taxes	(145)	(290)
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	16,030	2,183
Acquisition of assets/liabilities through operating lease	1,360	1,101
Series A Preferred dividends declared	—	656

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Business, Basis of Presentation and Significant Accounting Policies

    Infrastructure and Energy Alternatives, Inc. (f/k/a M III Acquisition Corporation ("M III")), a Delaware corporation, is a holding company organized on August 4, 2015 (together with its wholly owned subsidiaries, unless otherwise noted or the context otherwise requires, "IEA" or the "Company").

    The Company specializes in providing complete engineering, procurement and construction services throughout the United States ("U.S.") for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. The Company has historically focused on the wind industry, but has recently focused on further expansion into the solar market and with its 2018 acquisitions expanded its construction capabilities and geographic footprint in the areas of renewables, environmental remediation, industrial maintenance, specialty paving, and heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities.
Reportable Segments
The Company has two reportable segments: the Renewables ("Renewables") segment and the Heavy Civil and Industrial ("Specialty Civil") segment. See Note 10. Segments for a description of the reportable segments and their operations.
Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.
    The unaudited condensed consolidated financial statements include the accounts of IEA and its wholly owned domestic and foreign subsidiaries. The Company occasionally forms joint ventures with unrelated third parties for the execution of single contracts or projects. The Company assesses its joint ventures to determine if they meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standard Codification Topic 810, Consolidation ("ASC 810"). For construction joint ventures that are not VIEs or fully consolidated but for which the Company has significant influence, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, see Note 11. Joint Ventures.
In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 7, 2022 (the "Annual Report").
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

Revenue Recognition
    The Company derives revenue primarily from construction projects performed under contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system. Contracts contain multiple pricing options, such as fixed price, unit price, or time and materials. Generally, renewable energy projects are performed for private customers while Specialty Civil projects are performed for various governmental entities.
    Revenue derived from projects billed on a fixed-price basis totaled 74.0% and 78.7% of consolidated revenue from operations for the three months ended March 31, 2022 and 2021, respectively. Revenue derived from projects billed on a unit price basis totaled 24.9% and 17.5% of consolidated revenue from operations for the three months ended March 31, 2022 and 2021, respectively. Revenue and related costs for contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 1.1% and 3.8% of consolidated revenue from operations for the three months ended March 31, 2022 and 2021, respectively. The prior period presentation of the components of the Company’s revenue by contract type has been revised to conform to the current presentation.

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
Performance Obligations
    A performance obligation is a contractual promise to transfer a distinct good or service to the customer and is the unit of account under ASC Topic 606, Revenue from Contracts with Customers. The transaction price of a contract is allocated to distinct performance obligations and recognized as revenue when or as the performance obligations are satisfied. The Company’s contracts often require significant integrated services and, even when delivering multiple distinct services, are generally accounted for as a single performance obligation. Contract amendments and change orders are generally not distinct from the existing contract due to the significant integrated service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. With the exception of certain Specialty Civil service contracts, the majority of the Company’s performance obligations are generally completed within one year.
    When more than one contract is entered into with the same customer on or close to the same date, the Company evaluates whether those contracts should be combined and accounted for as a single contract, as well as whether those contracts should be accounted for as more than one performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the various contracts, which could change the amount of revenue and profit recognition in a given period depending upon the outcome of the evaluation.
    Remaining performance obligations represent the amount of unearned transaction prices for contracts, including approved and unapproved change orders. As of March 31, 2022, the amount of the Company’s remaining performance obligations was $2.1 billion. The Company expects to recognize approximately 81.7% of its remaining performance obligations as revenue during the next twelve months. Revenue recognized from performance obligations satisfied in previous periods was $(12.9) million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
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
    As of March 31, 2022 and December 31, 2021, the Company included approximately $93.5 million and $94.5 million, respectively, of estimated transaction price adjustments that arise from unapproved change orders in process of being resolved in the normal course of business and/or from transaction price disputes in contracts that are subject to resolution through litigation, arbitration and other legal proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities in the Company’s condensed consolidated balance sheets as appropriate. The Company actively engages with its customers to complete the final approval process on unapproved change orders and generally expects these processes to be completed within one year, while sometimes disputes subject to formal legal proceedings can take longer than a year to resolve. Amounts ultimately realized upon resolution with customers of these transaction price adjustments could be higher or lower than such estimated amounts.
Disaggregation of Revenue
    The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts the nature, amount, timing and uncertainty of its revenue:

(in thousands)	Three Months Ended
	March 31, 2022	March 31, 2021
Renewables Segment
Wind	$117,932	$146,858
Solar	125,682	33,516
	$243,614	$180,374

Specialty Civil Segment
Heavy civil	$54,246	$48,871
Rail	14,681	26,868
Environmental	47,554	20,299
	$116,481	$96,038
Concentrations
    Each of the Company's renewable projects is generally considered an individual customer because, typically, each project's developer forms its own project legal entity. The following table provides the approximate revenue and accounts receivable concentrations, net of allowances, for Renewables and Specialty Civil customers that accounted for 10% of the Company's revenue or accounts receivable for the periods indicated:

	Revenue %
	Three Months Ended		Accounts Receivable %
	March 31, 2022	March 31, 2021	March 31, 2022	December 31, 2021
Company A (Renewables Segment)	10.0%	*	*	*
* Amount was not above 10% threshold

Construction Joint Ventures

Certain contracts are executed through joint ventures. The arrangements are often formed for the execution of single contracts or projects and allow the Company to share risks and secure specialty skills required for project execution.

In accordance with ASC 810, the Company assesses its joint ventures at inception to determine if they meet the qualifications of a VIE. The Company considers a joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the joint venture is a VIE.
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
Construction joint ventures that do not involve a VIE, or for which the Company is not the primary beneficiary, are evaluated for consolidation under the voting interest model that considers whether the Company owns or controls more than 50% of the voting interest in the joint venture. For construction joint ventures that are not consolidated but for which the Company has significant influence, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s condensed consolidated financial statements. See Note 11. Joint Ventures for additional discussion regarding joint ventures.
Recently Issued Accounting Standards Not Yet Adopted
    Management has evaluated other recently issued accounting pronouncements and does not believe that they will have a significant impact on the condensed consolidated financial statements or related disclosures.

COVID-19 Pandemic
    The Company believes that the COVID-19 pandemic did not have a material adverse impact on the Company’s financial results for the three months ended March 31, 2022 and 2021, respectively. Currently, most of the Company’s construction services are deemed essential under governmental mitigation orders and both of the Company's business segments continue to operate. The Company has issued several notices of force majeure for the purpose of recognizing delays in construction schedules due to COVID-19 outbreaks on certain of its work sites and has also received notices of force majeure from the owners of certain projects and certain subcontractors. Management does not believe that any delays on projects related to these events of force majeure will have a material impact on the Company's results of operations.
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

Note 2. Contract Assets and Liabilities and Accounts Receivable, Net

The Company bills its customers based on contractual terms, including milestone billings based on the completion of certain phases of the work. Sometimes, billing occurs after revenue recognition, resulting in unbilled revenue, which is accounted for as a contract asset. Sometimes the Company receives advance mobilization payments from its customers before revenue is recognized, resulting in deferred revenue, which is accounted for as a contract liability.

    Contract assets in the condensed consolidated balance sheets represents the following:

•costs and estimated earnings in excess of billings, which arise when revenue has been recorded but the amount has not been billed; and

•retainage amounts for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until the Company reaches certain construction milestones or completes the project.

    Contract assets consisted of the following as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts	$140,805	$120,900
Retainage receivable	79,314	93,398
	$220,119	$214,298

Contract assets as of March 31, 2022 include approximately $33.5 million for transaction price disputes in which the Company is pursuing settlement through dispute resolution and arbitration. The Company believes that these disputed amounts are collectible and recoverable under the applicable contracts. See Note 1. Business, Basis of Presentation and Significant Accounting Policies for further discussion of revenue recognized on variable consideration.

    Contract liabilities consisted of the following as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Billings in excess of costs and estimated earnings on uncompleted contracts	$147,931	$125,658
Loss on contracts in progress	521	470
	$148,452	$126,128

    Revenue recognized for the three months ended March 31, 2022 that was included in the contract liability balance at December 31, 2021 was approximately $89.0 million, and revenue recognized for the three months ended March 31, 2021 that was included in the contract liability balance at December 31, 2020 was approximately $87.8 million.

Accounts Receivable and Allowance for Credit Losses

Activity in the allowance for credit losses for the periods indicated was as follows:

Three Months Ended
March 31,
(in thousands)	2022	2021
Allowance for credit losses at beginning of period	$—	$—
Plus: provision for (reduction in) allowance	—	—
Less: write-offs, net of recoveries	—	—
Allowance for credit losses at period end	$—	$—

Accounts Receivable at March 31, 2022, includes $18.3 million for transaction price disputes discussed as a part of contract assets. The Company is pursuing settlement through arbitration and believes that this amount is fully recoverable but cannot guarantee the timing of the collection due to the pending arbitration.

Note 3. Property, Plant and Equipment, Net

    Property, plant and equipment consisted of the following as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Buildings and leasehold improvements	$6,540	$6,884
Land	17,600	17,600
Construction equipment	245,627	227,807
Office equipment, furniture and fixtures	2,874	3,687
Vehicles	8,448	8,289
Total property, plant and equipment	281,089	264,267
Accumulated depreciation	(132,603)	(125,662)
Property, plant and equipment, net	$148,486	$138,605

    Depreciation expense of property, plant and equipment was $10.7 million and $9.2 million for the three months ended March 31, 2022 and 2021, respectively.

Note 4. Goodwill and Intangible Assets, Net

    The following table provides the changes in the carrying amount of goodwill, by reporting unit:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2021	$3,020	$34,353	$37,373
Adjustments	—	—	—
December 31, 2021	$3,020	$34,353	$37,373
Adjustments	—	—	—
March 31, 2022	$3,020	$34,353	$37,373

The goodwill recorded in the Company's Specialty Civil reporting unit is deductible for income tax purposes over a 15-year period, with the exception of $2.9 million that is not deductible.

Intangible assets consisted of the following as of the dates indicated:

	March 31, 2022				December 31, 2021
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(13,213)	$13,287	3.75 years	$26,500	$(12,267)	$14,233	4 years
Trade name	13,400	(9,335)	4,065	1.75 years	13,400	(8,664)	4,736	2 years
	$39,900	$(22,548)	$17,352		$39,900	$(20,931)	$18,969

Amortization expense associated with intangible assets for the three months ended March 31, 2022 and 2021, totaled $1.6 million and $1.6 million, respectively.

    The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2022 through 2025:

(in thousands)	Remainder of 2022	2023	2024	2025
Amortization expense	$4,849	$5,841	$3,785	$2,877

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

    The following table sets forth information regarding the Company's liabilities measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Private warrants	$—	$626	$—	$626	$—	$410	$—	$410
Series B Preferred Stock - Anti-dilution warrants	—	—	6,769	6,769	—	—	5,557	5,557
Total liabilities	$—	$626	$6,769	$7,395	$—	$410	$5,557	$5,967

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using Level 3 inputs:

(in thousands)	Series B Preferred Stock - Anti-dilution warrants
Beginning Balance, December 31, 2021	$5,557
Fair value adjustment - loss recognized in other income	1,212
Ending Balance, March 31, 2022	$6,769

The information below describes the balance sheet classification and the fair value measurement for the Company's liabilities measured at fair value on a recurring basis:

Private Warrants (recurring) - The Company has 295,000 private warrants that are not listed on a securities exchange, and the Company adjusts the fair value at the end of each fiscal period using the price on that date multiplied by the remaining private warrants. The private warrants were recorded as warrant obligations at the end of the quarter and the fair value adjustment was recorded as a warrant liability fair value adjustment for the three months ended March 31, 2022. For further discussion see Note 8. Earnings Per Share.

    Series B Preferred Stock - Anti-dilution Warrants (recurring) - In 2019, the Company entered into three equity purchase agreements and issued Series B Preferred Stock. The agreements provided that upon the conversion of any of the convertible Series A Preferred Stock to shares of common stock, holders of the Series B Preferred Stock would receive additional warrants (anti-dilution warrants) to purchase shares of common stock at a price of $0.0001 per share. The number of shares of common stock attributable to the warrants issued to Series B Preferred Stockholders for anti-dilution warrants was determined as follows:

•upon the exercise of any warrant with an exercise price of $11.50 or higher. As of March 31, 2022, the Company had 5,962,020 warrants issued before M III's merger with the Company ("Merger Warrants") outstanding, exercisable for 2,981,010 shares of common stock at $11.50 per share. The conversion of Merger Warrants would result in the issuance of an additional 0.9 million anti-dilution shares pursuant to the anti-dilution warrants. As of March 31, 2022, the Company recorded the anti-dilution warrants at fair value, which was estimated using a Monte Carlo simulation based on certain significant unobservable inputs, such as a risk rate premium, volatility of stock, conversion stock price, current stock price and amount of time remaining before expiration of the Merger Warrants. The calculation derived a fair value of $6.8 million for the liability based on an anti-dilution share fair value of $7.46.

Significant unobservable inputs used in the fair value calculation as of the period indicated were as follows:

March 31, 2022
Stock price	$11.85
Conversion stock price	$11.50
Time before Merger Warrant expiration	0.99
Stock volatility	45.66%
Risk-free interest rate	1.60%

    Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the carrying value of the Company's outstanding debt balances, further discussed in Note 6. Debt, approximate fair value.

Note 6. Debt

    Debt consisted of the following obligations as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021

Senior unsecured notes	300,000	300,000
Commercial equipment notes	2,954	3,557
Total principal due for long-term debt	302,954	303,557
Unamortized debt discount and issuance costs	(10,490)	(10,867)
Less: Current portion of long-term debt	(1,573)	(1,960)
Long-term debt, less current portion	$290,891	$290,730

Senior Unsecured Notes

On August 17, 2021, IEA Energy Services LLC, a wholly owned subsidiary of the Company ("Services"), issued $300.0 million aggregate principal amount of its 6.625% senior unsecured notes due 2029 (the "Senior Unsecured Notes"), in a private placement. Interest is payable on the Senior Unsecured Notes on each February 15 and August 15, commencing on February 15, 2022. The Senior Unsecured Notes will mature on August 15, 2029. The Senior Unsecured Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic wholly owned subsidiaries (the "Guarantors").

Credit Agreement

On August 17, 2021, Services, as the borrower, and certain guarantors (including the Company), entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders and CIBC Bank USA in its capacities as the Administrative and Collateral Agent for the lenders. The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. The Credit Agreement is guaranteed by the Company and certain subsidiaries of the Company (the "Credit Agreement Guarantors" and together with Services, the "Loan Parties") and is secured by a security interest in substantially all of the Loan Parties’ personal property and assets. Services has the ability to increase available borrowing under the credit facility by an additional amount up to $50.0 million subject to certain conditions.

Interest rates on the credit facility are based upon (1) an index rate that is established at the highest of the prime rate or the sum of the federal funds rate plus 0.50%, or (2) at Services’ election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon Services’ first lien net leverage within the range of 1.00% to 2.50% for index rate loans and 2.00% and 3.50% for LIBOR loans. Borrowings under the credit facility shall initially bear interest at a rate per annum equal to LIBOR plus 2.50%. In anticipation of LIBOR's phase out, the Credit Agreement includes a well-documented transition mechanism for selecting a benchmark replacement rate for LIBOR. In addition to paying interest on outstanding principal under the credit facility, Services is required to pay a commitment fee to the lenders under the credit facility for unused commitments. The commitment fee rate ranges from 0.30% to 0.45% per annum depending on Services’ First Lien Net Leverage Ratio (as defined in the Credit Agreement).

Debt Covenants

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

•First Lien Net Leverage Ratio – The Loan Parties will not permit the First Lien Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of any four consecutive fiscal quarter period ending on the last day of a fiscal quarter to exceed 1.75:1.00 (subject to certain increases for permitted acquisitions).

In addition, the Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, limit Services’ ability and the ability of its restricted subsidiaries, including the Company, to incur indebtedness or guarantee debt; incur liens; make investments, loans and acquisitions; merge, liquidate or dissolve; sell assets, including capital stock of subsidiaries; pay dividends on its capital stock or redeem, repurchase or retire its capital stock; amend, prepay, redeem or purchase subordinated debt; and engage in transactions with affiliates.

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

As of March 31, 2022, management believed the Company was in compliance with these covenants.

Contractual Maturities

    Contractual maturities of the Company's outstanding principal on debt obligations are as follows as of March 31, 2022:

(in thousands)	Maturities
Remainder of 2022	$1,354
2023	836
2024	441
2025	255
2026	68
Thereafter	300,000
Total contractual maturities	$302,954

Note 7. Commitments and Contingencies

    In the ordinary course of business, the Company enters into agreements that provide financing for its machinery and equipment, facility and vehicle needs. The Company reviews these agreements for potential lease classification, and at inception, determines whether a lease is an operating or finance lease. Lease assets and liabilities, which generally represent the present value of future minimum lease payments over the term of the lease, are recognized as of the commencement date. Under ASC Topic 842, Leases, leases with an initial lease term of twelve months or less are classified as short-term leases and are not recognized in the condensed consolidated balance sheets unless they contain a purchase option that is reasonably certain to be exercised.
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
Finance Leases

    The Company has obligations, exclusive of associated interest, recognized under various finance leases for equipment totaling $63.5 million and $54.4 million at March 31, 2022 and December 31, 2021, respectively. Gross amounts recognized within property, plant and equipment in the condensed consolidated balance sheets under these finance lease agreements at March 31, 2022 and December 31, 2021, totaled $159.6 million and $143.6 million, less accumulated depreciation of $77.8 million and $71.4 million, respectively, for net balances of $81.8 million and $72.2 million, respectively. Depreciation expense for assets held under the finance leases is included in cost of revenue in the condensed consolidated statements of operations.

    The future minimum payments of finance lease obligations are as follows as of March 31, 2022:

(in thousands)
Remainder of 2022	$21,783
2023	16,817
2024	12,701
2025	10,316
2026	6,582
Thereafter	486
Future minimum lease payments	68,685
Less: Amount representing interest	(5,193)
Present value of minimum lease payments	63,492
Less: Current portion of finance lease obligations	24,778
Finance lease obligations, less current portion	$38,714

Operating Leases

    In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facilities, vehicles and equipment. The Company has obligations, exclusive of associated interest, totaling $37.5 million and $38.8 million at March 31, 2022 and December 31, 2021, respectively. Property under these operating lease agreements at March 31, 2022 and December 31, 2021, totaled $35.9 million and $37.3 million, respectively.

    The Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $5.8 million per year. Total expense under these agreements are listed in the following table as variable lease costs.

    The future minimum payments under non-cancelable operating leases are as follows as of March 31, 2022:

(in thousands)
Remainder of 2022	$9,529
2023	10,457
2024	5,884
2025	3,030
2026	2,371
Thereafter	18,634
Future minimum lease payments	49,905
Less: Amount representing interest	(12,455)
Present value of minimum lease payments	37,450
Less: Current portion of operating lease obligations	10,401
Operating lease obligations, less current portion	$27,049

Lease Information

	Three months ended
	March 31, 2022	March 31, 2021

Finance Lease cost:
Amortization of right-of-use assets	$6,522	$5,835
Interest on lease liabilities	737	817
Operating lease cost	3,376	3,394
Short-term lease cost	24,629	23,604
Variable lease cost	1,108	1,247
Sublease Income	(33)	(33)
Total lease cost	$36,339	$34,864

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$737	$817
Operating cash flows from operating leases	$3,340	$3,245
Weighted-average remaining lease term - finance leases	3.40 years	2.41 years
Weighted-average remaining lease term - operating leases	7.61 years	8.17 years
Weighted-average discount rate - finance leases	5.17%	6.18%
Weighted-average discount rate - operating leases	6.62%	7.00%

Letters of Credit and Surety Bonds

    In the ordinary course of business, the Company may be required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2022, and December 31, 2021, the Company was contingently liable under letters of credit issued under its credit facility, in the amount of $17.3 million and $31.1 million, respectively, related to projects and insurance. In addition, as of March 31, 2022 and December 31, 2021, the Company had outstanding surety bonds on projects with nominal amounts of $3.5 billion and $3.3 billion, respectively. The remaining approximate exposure related to these surety bonds amounted to $456.6 million and $353.5 million, respectively.

Legal Proceedings

The Company is a nominal defendant to a lawsuit, instituted in December 2019 in the Delaware Chancery Court by a purported stockholder of the Company, against the Company’s Board of Directors (the "Board"), Oaktree Capital Management ("Oaktree"), and Ares Management, LLC ("Ares"), from which Ares was subsequently dismissed. The complaint asserts a variety of claims arising out of the sale of Series B Preferred Stock and warrants to Ares and Oaktree in May 2019. The complaint alleges claims for breach of fiduciary duty directly on behalf of putative class of stockholders and derivatively on behalf of the Company, aiding and abetting breach of fiduciary duty both derivatively and directly, and unjust enrichment derivatively on behalf of the Company. The plaintiff is seeking rescission of the transaction, unspecified monetary damages, and fees. On July 28, 2021, the Company and the plaintiff stockholder entered into a memorandum of understanding to settle the lawsuit against all defendants, subject to approval by the Delaware Chancery Court, the terms of which do not require payment of any settlement funds to the plaintiff except that, as they are entitled to do under Delaware law, the plaintiffs are entitled to ask the Court to award them attorneys’ fees in connection with the settlement. The timing of the approval of the settlement, if any, by the Court is unknown at this time but is not expected to occur until later in 2022. The Company has placed its director and officer liability insurance carriers on notice of the lawsuit and the proposed settlement; pursuant to the coverage terms, the Company is subject to a $1.5 million deductible, which the Company has exhausted. Pursuant to agreements entered into in connection with the sale of Series B Preferred Stock, the Company is obligated to indemnify Oaktree and Ares for any legal fees and damages incurred by either of them in connection with this matter.

The Company is involved in a variety of other legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. While the Company believes it has good defense against these cases and intends to defend them vigorously, it cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in successfully defending claims against the Company. While the lawsuits and claims are asserted for amounts that may be material, should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows, although there can be no certainty that this will be the case.

Note 8. Earnings Per Share

    The Company calculates earnings (loss) per share ("EPS") in accordance with ASC Topic 260, Earnings per Share. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares of common stock outstanding during the period.

    Income (loss) available to common stockholders is computed by deducting the dividends accrued for the period on cumulative preferred stock from net income and net income allocated to participating securities. If there is a net loss, the amount of the loss is increased by those preferred dividends.

    Diluted EPS, where applicable, assumes the dilutive effect of (i) Series A cumulative convertible preferred stock, using the if-converted method, (ii) publicly traded warrants, (iii) Series B Preferred Stock - Warrants and (iv) the assumed exercise of in-the-money stock options and the assumed vesting of outstanding restricted stock units ("RSUs"), using the treasury stock method.

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

The calculations of basic and diluted EPS are as follows for the periods indicated:

	Three Months Ended
	March 31,
($ in thousands, except per share data)	2022	2021
Numerator:
Net loss	$(27,071)	$(20,434)
Less: Convertible Preferred Stock dividends	—	(656)
Net loss available to common stockholders	(27,071)	(21,090)

Denominator:
Weighted average common shares outstanding - basic and diluted	48,129,331	23,057,731

Anti-dilutive:(1)
Convertible Series A Preferred Stock (2)	—	1,628,269
Series B Preferred Stock - Warrants (3)	94,077	7,684,057
Pre-Funded Warrants(4)	4,327,353	—
Options (5)	480,124	426,824
RSUs (6)	1,744,028	1,958,045

Basic and Diluted EPS	(0.56)	(0.91)

(1)    As of March 31, 2022 and 2021, there were public warrants to purchase 2,981,010 and 8,480,000 shares of common stock at $11.50 per share that were not potentially dilutive, as the warrants’ exercise price was greater than the average market price of the common stock during the period.

(2)     On August 2, 2021, the Series A Preferred Stock was converted into common stock.

(3)     On August 2, 2021, the Company issued shares of common stock to ASOF Holdings I, L.P. ("ASOF") and Ares Special Situations Fund IV, L.P. (together, the "Ares Parties") for the exercise of all Series B Preferred Stock warrants held by the Ares Parties. As of March 31, 2022, there were 94,077 Series B Preferred Stock warrants that were considered anti-dilutive.

(4)    On August 2, 2021, the Company issued 7,747,589 Pre-Funded Warrants to ASOF that are considered participating because the holder is entitled to participate in any distributions similar to that of common shareholders. As of the three months ended March 31, 2022, there were 4,327,353 Pre-Funded Warrants.

(5)    As of March 31, 2022 and 2021, there were 480,124 and 426,824 vested and unvested options, respectively, that were considered anti-dilutive.

(6)    As of March 31, 2022 and 2021, there were 401,636 and 116,867 unvested RSUs, respectively. These awards were not considered dilutive as the respective performance targets were not achieved.
Merger Warrants

M III was formed as a special purpose acquisition company on August 4, 2015, and issued public and private warrants before the merger with the Company. As of March 31, 2022, the Company had 5,962,020 Merger Warrants outstanding, of which 295,000 are private warrants. For each two Merger Warrants, one share of common stock will be issuable at an exercise price of $11.50 per share until the expiration of the Merger Warrants on March 26, 2023. For further discussion about the valuation of the private warrants, see Note 5. Fair Value of Financial Instruments.

On November 4, 2021, the Board authorized a repurchase program for the Company’s publicly traded warrants. This repurchase program allows the Company to purchase up to $25.0 million of warrants, and will end no later than the expiration of the warrants on March 26, 2023.

The following information is related to purchases made for the three months ended March 31, 2022:

	Issuer Purchases of Equity Securities
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Approximate Dollar Value of Warrants that May Yet Be Purchased Under the Plans or Programs (in thousands)
January	1,009,802	$1.48	$11,457
February	505,597	1.79	10,536
March	177,230	2.06	10,167
Total	1,692,629	$1.64

As of March 31, 2022, the Company has repurchased 10,963,160 warrants.

Series B Preferred Stock Anti-dilution Warrants

The Company also had potential outstanding warrants related to the Series B Preferred Stock issuance. Additional warrants would be issued upon the exercise of any warrant with an exercise price of $11.50 or higher. See Note 5. Fair Value of Financial Instruments for further discussion.

Stock Compensation

    Under ASC Topic 718, Compensation — Stock Compensation, stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award).

    The fair value of RSUs is based on the closing market price of the Company's common stock on the date of the grant. Stock compensation expense for RSUs is amortized using the straight-line method over the service period. For the three months ended March 31, 2022 and 2021, the Company recognized $1.6 million and $0.7 million in compensation expense, respectively.

Note 9. Income Taxes

    The Company’s statutory federal tax rate was 21.0% for the periods ended March 31, 2022 and 2021, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 12.0%. A small number of states do not impose an income tax.

    The effective tax rates for the three months ended March 31, 2022 and 2021 were 29.7% and 10.5%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent differences related to the interest accrued for the Series B Preferred Stock and executive compensation, which are not deductible for federal and state income tax purposes. There were no changes in uncertain tax positions during the periods ended March 31, 2022 and 2021.

    The Company made use of the payroll tax deferral provision of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to defer the 6.2% social security tax. The remaining amount required to be paid by December 31, 2022 is $7.0 million.

Note 10. Segments

    The Company operates its business as two reportable segments: the Renewables segment and the Specialty Civil segment. Each of the Company's reportable segments is comprised of similar business units that specialize in services unique to their respective markets. The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. The Company's segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses, were made based on segment revenue.

    Separate measures of the Company’s financial results, including capital expenditures and cash flows by reportable segment, are not produced or utilized by management to evaluate segment performance. A substantial portion of the Company’s fixed assets are owned by and accounted for in its equipment department, including operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, and are used on an interchangeable basis across the Company's reportable segments. As such, for reporting purposes, total under/over absorption of equipment expenses consisting primarily of depreciation is allocated to the Company's two reportable segments based on segment revenue.

The following are brief descriptions of the Company's reportable segments, each of which operates throughout the U.S.:

Renewables Segment

    The Renewables segment specializes in a range of services for the power delivery, solar, wind and battery storage markets that includes design, procurement, construction, restoration, and maintenance.

Specialty Civil Segment

    The Specialty Civil segment specializes in a range of services that include:

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

Segment Revenue

    Revenue by segment was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022		2021
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$243,614	67.7%	$180,374	65.3%
Specialty Civil	116,481	32.3%	96,038	34.7%
Total revenue	$360,095	100.0%	$276,412	100.0%

Segment Gross Profit

    Gross profit by segment was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022		2021
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$1,301	0.5%	$12,180	6.8%
Specialty Civil	2,529	2.2%	4,361	4.5%
Total gross profit	$3,830	1.1%	$16,541	6.0%

Note 11. Joint Ventures

On May 22, 2019, the Company formed a joint venture with another construction company for purposes of designing and constructing an expansion of a major railway. The joint venture does not meet the qualifications of a VIE, and the Company records its share of the joint venture's results and balances within the Specialty Civil segment using the proportionate consolidation method at 25% ownership. The joint venture's balances consisted of the following as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Assets
Cash	$9,049	$8,850
Accounts receivable	367	874
Contract assets	2,919	2,796

Liabilities
Accounts payable	$2,161	$2,591
Contract liabilities	7,458	7,353

Equity	$2,716	$2,576

	Three Months Ended March 31,
	2022	2021
Revenue	$1,123	$4,501
Cost of revenue	983	4,501

Note 12. Related Party Transactions

On August 2, 2021, in connection with a series of equity transactions, the Company entered into a Stockholders’ Agreement with the Ares Parties. Pursuant to the Stockholders’ Agreement:

•The Ares Parties are entitled to designate two members of the Company's Board under certain circumstances, as defined in the Stockholders' Agreement.

•The Ares Parties agreed to certain restrictions regarding, among other matters, (i) transfers of common stock and (ii) taking certain actions regarding the Board's composition.

•The Ares Parties agreed to cause all voting securities to be present at any annual or special meeting in which directors are to be elected, to vote such securities either as recommended by the Board, or in the same proportions as votes cast by other voting securities with respect to director nominees or other nominees and in favor of any director nominee of the Ares Parties, and not to vote in favor of a change of control transaction pursuant to which the Ares Parties would receive consideration that is different in amount or form from other stockholders unless approved by the Board.

•The Ares Parties are afforded reasonable access to the Company's books and records for so long as the Ares Parties have a right to designate a director to the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements can be identified by the use of forward-looking terminology, including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “seek,” “target,” “continue,” “plan,” “intend,” “project,” or other similar words. Other than statements of historical fact included in this Quarterly Report, all statements regarding expectations for future financial performance, business strategies, expectations for our business, future operations, liquidity positions, availability of capital resources, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements.

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
•the general impact of inflationary market pressures on labor markets, material costs and availability, the future availability of credit and the ability of our customers to proceed with previously funded projects;
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
•our beliefs regarding the state of the renewable energy market generally; and
•the “Risk Factors” described in our Annual Report and in our quarterly reports, other public filings and press releases.

We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable law.
    Throughout this section, unless otherwise noted or the context otherwise requires, “IEA,” “Company,” “we,” “us,” and “our” refer to Infrastructure and Energy Alternatives, Inc. and its consolidated subsidiaries. Certain amounts in this section may not foot due to rounding.

Overview

    We are a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States. We specialize in providing complete engineering, procurement and construction services throughout the United States for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. We have completed more than 260 wind and solar projects in 40 states and construct one of every five gigawatts put in to place throughout the U.S. in any given year. We have historically focused on the renewable industry, and have recently focused on further expansion into the solar market and on expanding its construction capabilities and geographic footprint in the areas of environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities. We believe we have the ability to continue to expand these services because we are well-positioned to leverage our expertise and relationships in the wind energy business to provide complete infrastructure solutions.

    We have two reportable segments: the Renewables ("Renewables") segment and the Heavy Civil and Industrial ("Specialty Civil") segment. See Segment Results for a description of the reportable segments and their operations.

Current Quarter Financials

Key financial results for the quarter ended March 31, 2022 include:

•Consolidated revenues were $360.1 million, of which 67.7% was attributable to the Renewables segment and 32.3% was attributable to the Specialty Civil segment, and increased 30.3% as compared to $276.4 million for the quarter ended March 31, 2021;

•Operating loss increased $22.8 million, to $31.1 million, as compared to a loss of $8.3 million for the quarter ended March 31, 2021;

•Net loss increased $6.7 million, to a loss of $27.1 million, as compared to a loss of $20.4 million for the quarter ended March 31, 2021; and

•Backlog remained stable at $2.9 billion as compared to December 31, 2021.

See Results of Operations for further discussion on changes in operating results and backlog.

Business Trends

We believe there are long-term growth opportunities across the industries in which we operate, and we continue to have a positive long-term outlook. We believe that with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to mitigate the risks and challenges in our industries while continuing to capitalize on opportunities and trends.

Inflationary Market Pressures. We are experiencing the general impact of inflationary market pressures in our supply chain and labor markets. We continue to see pressures on non-union labor costs, as the inflationary environment, coupled with the general labor shortage, has created highly competitive markets for talent and opportunities for regular wage inflation. We continue to operate with disciplined hiring practices, but we believe our labor costs will continue to increase given our demand for labor in this environment. We are also experiencing difficulties in securing pricing or the availability of certain supplies and raw materials, as sometimes unpredictable supply chain market price escalations are impacting our subcontractors and suppliers. Our contracting practices require us to lock in pricing with subcontractors and suppliers at the time we sign a project contract, which mitigates some of these inflationary risks. However, the current market pressures are, at times, making it untenable for our suppliers and subcontractors to locate materials or honor contracted pricing without undue hardship and we believe this trend is likely to continue for so long as markets continue to experience current levels of inflation. And, while opportunities to bid on new projects and work are at some of the highest levels we’ve seen in several years, we believe inflationary market pressures may impact our ability to secure backlog in the near term. Particularly in our Specialty Civil segment, we continue to see projects on which we have submitted competitive bids being left unawarded, as all submitted bids have exceeded allowable budgets due to the inflationary pressures on materials and labor. Additionally, continued inflation may result in tightening of the credit markets, making access to funding, bonding, letters of credit or sureties more difficult, any of which could adversely impact our profitability and cash flow.

Labor Shortage. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to address an aging workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the cyclical nature of the Renewables and, to a certain extent, parts of our Specialty Civil segment, can create shortages of qualified labor in those markets during periods of high demand. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and therefore we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational programs. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could remain challenging.

Additionally, as noted above, we believe that labor costs will continue to increase given the recent escalated inflationary environment in the United States. Our labor costs are typically passed through in our contracts and the portion of our workforce that is represented by labor unions typically operates under multi-year collective bargaining agreements, which provides some visibility into future labor costs. We continue to monitor our labor markets and do not currently believe this environment will present a material risk to our profitability, as we presently expect to be able to adjust contract pricing with customers to the extent wages and other labor costs increase, whether due to renegotiation of collective bargaining agreements or market conditions. However, the current inflationary pressures on labor costs could result in our inability to adjust contract pricing to keep up with current upward inflationary trends and could impact our profitability.

Supply Chain Disruption. We are experiencing supply chain disruptions in our end markets related to the following factors:

•Labor shortages at suppliers have increased delays of the production of certain materials, including but not limited to machinery, tools, copper, reinforced steel, solar panels and other items;
•As mentioned previously, inflationary pressures have made it difficult for suppliers to commit to contracted pricing or obtain materials at commercially reasonable prices;
•Shipping costs have increased significantly due to higher demand for products but fewer delivery options due to a reduction of truck drivers and rail cars;
•Delayed sequencing in our projects related to the inability to determine specific delivery dates for key materials;
•Cost increases for tax, tariffs and border controls for materials entering the U.S. from other countries;
•Delayed shipments of goods or of materials requiring parts sourced from European countries impacted by the effects of the Russian invasion of Ukraine;
•Potential bans or delays of imports of certain goods from suppliers having significant operations in Russia, whether as a result of a supplier’s operational decision or of sanctions imposed on Russia or operations backed by the Russian state;
•Delayed shipments and potential cost increases resulting from the U.S. Department of Commerce anti-dumping circumvention investigation announced in March 2022 of solar cells from Cambodia, Malaysia, Thailand and Vietnam; and
•Bans on imports of certain goods from China, particularly of polysilicon covered by the Uyghur Forced Labor Prevention Act, which is a significant input in the production of solar panels. These bans could result in project delays and increased costs to us or our customers.

These factors differ in their severity and impact on us and continue to evolve, and we believe their severity and impact on us may not be stable and could continue to fluctuate.

We continue to monitor these supply chain disruptions and other logistical challenges, global trade relationships (e.g., tariffs, sourcing restrictions) and other general market and political conditions (e.g., inflation, the Russian invasion of Ukraine, international sanctions) with respect to availability and costs of certain materials and equipment necessary for the performance of our business and for materials necessary for our customers’ projects. For example, in the renewable energy market, we are experiencing supply chain challenges, resulting in delays and shortages of, and increased costs for, materials necessary for the construction of certain renewable energy projects in the near term, including as a result of sourcing restrictions related to solar panels manufactured in China and other locations in Southeast Asia. While we believe many of our renewable energy customers may be able to manage near-term supply chain disruptions better than their smaller competitors, these challenges could delay our customers’ ongoing projects or impact their future project schedules, which in turn could impact the timing of our projects. While these delays are not anticipated to result in exposure to liquidated damages or commodity risks, such delays could cause our customers to cancel or delay projects, as higher than expected costs impact their project profitability projections and that could adversely impact our profitability and cash flow.

Regulatory Challenges. The regulatory environment creates both challenges and opportunities for our business, and in recent years heavy civil and rail construction have been impacted by regulatory and permitting delays in certain periods, particularly with respect to regulatory and environmental permitting. Permitting processes continue to create uncertainty for projects and negatively impact customer spending, and delays have increased as the COVID-19 pandemic and labor shortages have impacted regulatory agency operations. Additionally, in our Renewables segment, changes in certain states' environmental regulations and permitting processes have created delays and uncertainty for certain projects.

We are also experiencing disruptions, and anticipate continuing to experience disruptions into next year, relating to a recently announced US Department of Commerce investigation of solar panels imported from Chinese companies in Cambodia, Malaysia, Thailand and Vietnam. The investigation stems from allegations that solar cells and modules from these countries are circumventing previously imposed antidumping and countervailing duty orders on solar cells and modules from China.

While the Department has announced that preliminary findings of the investigation are expected in August, it has also signaled that it may not issue its final decision until the middle of 2023. The Department’s conclusion could result in retroactive duties for our customers back to November 2021. While any retroactive duties are not expected to directly impact our profitability, the cost and timing uncertainty of this decision could impact our customers’ project profitability projections, which may delay or cancel certain projects, thus potentially adversely impacting our profitability and cash flow.
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

For further discussion of these risks, see Item 1A. Risk Factors disclosed in the Annual Report.

Segment Opportunities

Renewables Segment

We have maintained a heavy focus on construction of renewable power production capacity as renewable energy, particularly from wind and solar, has become widely accepted within the electric utility industry and a cost-effective solution for the creation of new generating capacity. We believe that these shifts, coupled with the factors noted below, will continue to drive opportunity in this segment over the long-term:

•Renewable energy power generation has reached a level of scale and maturity that permits these technologies to now be cost-effective competitors to more traditional power generation technologies, including on an unsubsidized basis. The most significant changes have been related to increased turbine sizes and better battery storage methods.

•Over 40 states and the District of Colombia have adopted renewable portfolio standards for clean energy     that require a specified percentage of the electricity that utilities sell come from renewable resources.

•On June 29, 2021, the Internal Revenue Service issued a notice that provides that projects that began construction in 2016-2019 have six years, and projects that began construction in 2020 have five years, from the date construction began to be placed-in-service in order to qualify for the production tax credits ("PTC") or investment tax credits ("ITC") that were in effect when construction began. This new rule effectively extends the amount of time that many projects will be eligible for PTC to 2025.

As a result, wind and solar power are among the leading sources of new power generation capacity in the U.S., and the Company does not anticipate this trend to change in the near future, as we are continuing to see growth through new awards in our backlog as indicated in the following table:

(in millions)
Segment	December 31, 2021	New Awards in 2022(1)	Revenue Recognized in 2022	Backlog at March 31, 2022(2)
Renewables	$2,034.8	$293.6	$243.6	$2,084.8

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

Specialty Civil Segment

We believe that our business relationships with customers in these sectors are excellent and the strong reputation that we have built has provided us with the right foundation to continue to grow our revenue base. We believe that the drivers to further growing this segment include:

•The FMI 2022 Overview Report, published in the first quarter of 2022, projects that nonresidential construction in the U.S. will be over $500 billion per year from 2022 to 2025.

•The Infrastructure Investment and Jobs Act will provide $1.2 trillion of federal spending for infrastructure and other investments, including $550 billion of new spending over the next five years. This bill includes provision for spending in the following areas:

◦Environmental remediation: $21.0 billion
◦Roads and bridges: $110.0 billion
◦Passenger and freight rail: $66.0 billion

•The U.S. Environmental Protection Agency (the "EPA") has continued to take action on controlling and cleaning up the contamination of coal ash disposal. In January 2022, the EPA announced that it planned to finalize a federal permitting program for the disposal of coal ash and to establish regulations for legacy coal ash surface impoundment. We believe additional regulations could contribute to a slower market as our customers develop strategies on how to comply with any new guidance put forth by the EPA.

Additionally, there is significant overlap in labor, skills and equipment needs between our Renewables segment and our Specialty Civil segment, which we expect will continue to provide us with operating efficiencies as we continue to expand in this sector. The Company continues to cross leverage these two segments and continues to see future growth through new awards in our backlog as indicated in the following table:

(in millions)
Segment	December 31, 2021	New Awards in 2022(1)	Revenue Recognized in 2022	Backlog at March 31, 2022(2)
Specialty Civil	$881.3	$96.4	$116.5	$861.2

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

The following table summarizes our backlog by segment as of March 31, 2022 and December 31, 2021:

(in millions)
Segments	March 31, 2022	December 31, 2021
Renewables	$2,084.8	$2,034.8
Specialty Civil	861.2	881.3
Total	$2,946.0	$2,916.1

The Company expects to recognize 70.8% of revenue related to its backlog in the next twelve months.

Based on historical trends in the Company’s backlog, we believe awarded contracts to be firm and that the revenue for such contracts will be recognized over the life of the applicable projects. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory factors, the COVID-19 pandemic, supply chain or labor disruptions, weather and/or other project-related factors. These changes could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions on construction projects due to market volatility and regulatory factors, and we are currently experiencing some regulatory, supply chain and labor market delays and shortages that may result in delays in the estimated completion dates of some projects currently in our backlog. There can be no assurance as to our customers’ requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings and may not result in actual revenue or profits.

    Backlog is not a term recognized under GAAP, although it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others. See Item 1A. Risk Factors’ in our Annual Report for a discussion of the risks associated with our backlog.

Significant Factors Impacting Results

Our revenues, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Results of Operations, Business Trends and Forward-Looking Statements, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.

Seasonality. Typically, our revenues, particularly for our Renewables segment, are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity.

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

Our revenue and results of operations for our Specialty Civil segment are also affected by seasonality but to a lesser extent as projects in this segment are more geographically diverse and located in areas that are less impacted by severe weather. While the first quarter revenues are typically lower than the third and fourth quarters, the geographical diversity has allowed this segment to be less seasonal over the course of the year.

Weather and natural disasters. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events or natural disasters, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, and earthquakes, and which may be exacerbated by climate change. These conditions and events, as well as other factors beyond our control, such as pandemics, can negatively impact our financial results due to the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities.

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

Revenue mix. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Revenue derived from projects billed on a fixed-price basis totaled 74.0% for the three months ended March 31, 2022. Revenue derived from projects billed on a unit price basis totaled 24.9% for the three months ended March 31, 2022. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 1.1% of consolidated revenue for the three months ended March 31, 2022.

Size, scope and complexity of projects. Larger or more complex projects with design or construction complexities, more difficult terrain requirements or longer distance requirements typically yield opportunities for higher margins as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. In contrast, smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may more aggressively pursue available work. A greater percentage of smaller scale or less complex work also could negatively impact margins due to the inefficiency of transitioning between a larger number of smaller projects versus continuous production on fewer larger projects. Also, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger projects when they move forward.

Project variability and performance. Margins for a single project may fluctuate from period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary from period to period based on a number of factors, including unexpected project difficulties or site conditions; project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, other political activity or legal challenges related to a project; and the performance of third parties.

Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease margins. Our customers are usually responsible for supplying the materials for their projects; however, under some contracts we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, including projects where we provide engineering, procurement and construction services, as our markup on materials is generally lower than our markup on labor costs. Furthermore, fluctuations in the price of materials we procure, including as a result of changes in U.S. or global trade relationships or other economic or political conditions, may impact our margins.

Results of Operations

Three Months Ended March 31, 2022 and 2021

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022		2021

Revenue	$360,095	100.0%	276,412	100.0%
Cost of revenue	356,265	98.9%	259,871	94.0%
Gross profit	3,830	1.1%	16,541	6.0%
Selling, general and administrative expenses	34,882	9.7%	24,846	9.0%
Loss from operations	(31,052)	(8.6)%	(8,305)	(3.0)%
Other income (expense), net
Interest expense, net	(6,026)	(1.7)%	(14,359)	(5.2)%
Warrant liability fair value adjustment	(1,428)	(0.4)%	(300)	(0.1)%
Other income	11	—%	138	—%
Loss from continuing operations before income taxes	(38,495)	(10.7)%	(22,826)	(8.3)%
Benefit for income taxes	11,424	3.2%	2,392	0.9%
Net loss	$(27,071)	(7.5)%	(20,434)	(7.4)%

For a detailed discussion of revenue and gross profit, see Segment Results below.

Revenue. Revenue increased 30.3%, or $83.7 million, in the first quarter of 2022, as compared to the same period in 2021.

Gross profit. Gross profit decreased 76.8%, or $12.7 million, in the first quarter of 2022, as compared to the same period in 2021. As a percentage of revenue, gross profit was 1.1% in the quarter, as compared to 6.0% in the prior-year period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 40.4%, or $10.0 million, in the first quarter of 2022, as compared to the same period in 2021, and increased $3.3 million from the fourth quarter of 2021. Selling, general and administrative expenses were 9.7% of revenue in the first quarter of 2022, as compared to 9.0% in the same period in 2021. The annual increase in selling, general and administrative expenses was primarily driven by the following factors:

•Employee expenses increased $4.8 million related to increases in the number of employees;
•Information technology and human resources department expenses increased by $3.7 million as a result of increased software licenses and new technology for higher employee base; and
•Stock compensation expense increased by $1.1 million.

Interest expense, net. Interest expense, net decreased by $8.3 million, in the first quarter of 2022, as compared to the same period in 2021. This decrease was driven by the redemption of Series B Preferred Stock, offset by the interest expense related to our Senior Unsecured Notes and prior term loan.

Other income (expense), net. Other income (expense), net, which includes warrant liability fair value adjustment and other income, increased by $1.3 million to net expense of $1.4 million in the first quarter of 2022, as compared to net expense of $0.1 million for the same period in 2021. This increase was primarily the result of the fair value adjustments recorded for the Series B Preferred Stock - Anti-dilution warrants and private warrants.

See further discussion in Note 5. Fair Value of Financial Instruments included in Item 1 of this Quarterly Report.

Benefit for income taxes. Benefit for income taxes increased $9.0 million to $11.4 million in the first quarter of 2022, as compared to $2.4 million for the same period in 2021. The effective tax rates for the periods ended March 31, 2022 and 2021 were 29.7% and 10.5%, respectively. The higher effective tax rate in the first quarter of 2022 was primarily attributable to the elimination of permanent differences related to the interest accrued for the Series B Preferred Stock, which was redeemed in 2021. There were no changes in uncertain tax positions during the periods ended March 31, 2022 and 2021.

Segment Results

The Company operates our business as two reportable segments: the Renewables segment and the Specialty Civil segment. Each of our reportable segments is comprised of similar business units that specialize in services unique to the respective markets that each segment serves. The classification of revenue and gross profit for segment reporting purposes can at times require judgment on the part of management. Our segments may perform services across industries or perform joint services for customers in multiple industries. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs and indirect operating expenses, were made based on segment revenue.

The following table sets forth segment revenues and gross profit for the years indicated, as well as the dollar and percentage change from the prior year:

	Three Months Ended March 31,
(in thousands)	2022		2021
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$243,614	67.7%	$180,374	65.3%
Specialty Civil	116,481	32.3%	96,038	34.7%
Total revenue	$360,095	100.0%	$276,412	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$1,301	0.5%	$12,180	6.8%
Specialty Civil	2,529	2.2%	4,361	4.5%
Total gross profit	$3,830	1.1%	$16,541	6.0%

Renewables Segment Results

Revenue. Renewables revenue was $243.6 million for the quarter ended March 31, 2022, as compared to $180.4 million for the same period in 2021, an increase of 35.1%, or $63.2 million. The increase in revenue was primarily due to:

•An increase in solar revenue of $92.1 million for the quarter ended March 31, 2022 when compared to the same period for 2021; offset by
•A decrease in wind revenue in the first quarter of 2022 resulting from a smaller number of active projects, as compared to the same period in 2021.

Gross profit. Renewables gross profit was $1.3 million for the quarter ended March 31, 2022, as compared to $12.2 million for 2021, a decrease of 89.3%, or $10.9 million. As a percentage of revenue, gross profit was 0.5% in 2022, as compared to 6.8% in 2021. The decrease in percentage and dollars was primarily attributable to the following factors:

•The decrease was driven primarily by the inflationary impact of labor, supply chain, fuel, and certain commodities costs. During the quarter, we recognized these inflationary increases to our estimated costs to complete for the impacted wind and solar jobs. For projects for which we could not increase the value of the contract, these increases reduced their projected margin. In addition, for projects that were in progress at the start of the quarter, the increased costs caused the percentage of completion of the relevant projects to be reduced, which required the reversal of a portion of revenue and margin that had previously been recognized on an over-time basis during 2021.
•To a lesser extent, the decrease was also driven by increased training costs during the quarter, as we continue to increase our labor force to execute our remaining backlog.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $116.5 million for the quarter ended March 31, 2022, as compared to $96.0 million for 2021, an increase of 21.3%, or $20.4 million. The increase in revenue was primarily due to the following factors:

•Continued growth in the environmental remediation market and the Company having more projects under construction compared to the prior year; and
•Continued modest but steady growth in the heavy civil construction market and our leverage of shared resources to more effectively bid and execute projects.

These revenue increases were offset by revenue decreases in the rail market, which has been negatively impacted by the COVID-19 pandemic and the reduction of spending budgets of some of our customers, which has led to delays on portions of our large rail jobs.

Gross profit. Specialty Civil gross profit was $2.5 million for the quarter ended March 31, 2022, as compared to $4.4 million for 2021, a decrease of 42.0%, or $1.8 million. As a percentage of revenue, gross profit was 2.2% in 2022, as compared to 4.5% in 2021. The decrease in percentage and dollars was driven by the inflationary increases discussed above. Additionally, we recorded increased costs related to the close out of three projects.

Liquidity and Capital Resources

Overview

    Our primary sources of liquidity are cash flows from operations, our cash balances and availability under our new Credit Agreement (as defined in Debt – Credit Agreement below). Our primary liquidity needs are for working capital, debt service, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. As of March 31, 2022, we had approximately $28.7 million in cash and $132.7 million availability under our Credit Agreement.

We anticipate that our existing cash balances, funds generated from operations, and borrowings will be sufficient to meet our cash requirements for the next twelve months and in the longer term. No assurance can be given, however, that these sources will be sufficient, because there are many factors that could affect our liquidity, including some that are beyond our control. See Item 1A. Risk Factors in Part I of our Annual Report for a discussion of the risks associated with our liquidity.

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

Sources and Uses of Cash

    Sources and uses of cash are summarized below for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021

Net cash used in operating activities	(79,021)	(53,780)
Net cash used in investing activities	(4,077)	(3,522)
Net cash used in financing activities	(12,197)	(11,566)

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2022 was $79.0 million, as compared to $53.8 million over the same period in 2021. The increase in net cash used in operating activities reflects the timing of receipts from customers and payments to vendors in the ordinary course of business. The change was primarily attributable to higher payments on payables and accrued liabilities partially offset by higher collections of accounts receivable due to the timing of projects.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2022 was $4.1 million, as compared to $3.5 million over the same period in 2021. The increase in net cash used in investing activities was primarily attributable to an increase in purchases of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2022 was $12.2 million, as compared to $11.6 million over the same period in 2021. The increase in net cash used in financing activities was primarily attributable to repurchases of public warrants, partially offset by lower payments on finance lease obligations and a decrease in shares for tax withholding on the release of restricted stock units.

Capital Expenditures

    For the three months ended March 31, 2022, we incurred $7.0 million in finance lease payments and an additional $4.8 million in cash purchases for equipment. We estimate that we will spend approximately 2% to 3% of revenue for capital expenditures for the entirety of 2022. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short- and long-term equipment requirements.

Debt

Senior Unsecured Notes

On August 17, 2021, IEA Energy Services LLC, a wholly owned subsidiary of the Company ("Services"), issued $300.0 million aggregate principal amount of its 6.625% senior unsecured notes due 2029 (the "Senior Unsecured Notes"), in a private placement. Interest is payable on the Senior Unsecured Notes on each February 15 and August 15, commencing on February 15, 2022. The Senior Unsecured Notes will mature on August 15, 2029. The Senior Unsecured Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic wholly owned subsidiaries (the "Guarantors").

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

Prior to August 15, 2024, Services may also redeem some or all of the Senior Unsecured Notes at the principal amount of the Senior Unsecured Notes, plus a "make-whole premium," together with accrued and unpaid interest. In addition, at any time prior to August 15, 2024, Services may redeem up to 40.0% of the original principal amount of the Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 106.63% of the principal amount of the Senior Unsecured Notes, together with accrued and unpaid interest.

In connection with the issuance of the Senior Unsecured Notes, Services entered into an indenture (the "Indenture") with the Guarantors and Wilmington Trust, National Association, as trustee, providing for the issuance of the Senior Unsecured Notes. The terms of the Indenture provides for, among other things, negative covenants that under certain circumstances would limit Services’ ability to incur additional indebtedness; pay dividends or make other restricted payments; make loans and investments; incur liens; sell assets; enter into affiliate transactions; enter into certain sale and leaseback transactions; enter into agreements restricting Services' subsidiaries' ability to pay dividends; and merge, consolidate or amalgamate or sell all or substantially all of its property, subject to certain thresholds and exceptions. The Indenture provides for customary events of default that include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other covenants or agreements in the Indenture; failure to pay certain other indebtedness; failure to pay certain final judgments; failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

Credit Agreement

On August 17, 2021, Services, as the borrower, and certain guarantors (including the Company), entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders and CIBC Bank USA in its capacities as the Administrative and Collateral Agent for the lenders. The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. The Credit Agreement is guaranteed by the Company and certain subsidiaries of the Company (the "Credit Agreement Guarantors" and together with Services, the "Loan Parties") and is secured by a security interest in substantially all of the Loan Parties’ personal property and assets. Services has the ability to increase available borrowing under the credit facility by an additional amount up to $50.0 million subject to certain conditions.

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

Deferred Taxes - COVID-19

The Company made use of the payroll tax deferral provision of the CARES Act to defer the 6.2% social security tax. The remaining amount required to be paid by December 31, 2022 is $7.0 million.

Contractual Obligations

    The following table sets forth our contractual obligations and commitments for the periods indicated as of March 31, 2022.

	Payments due by period
(in thousands)	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter

Debt (principal) (1)	302,954	1,354	836	441	255	68	300,000
Debt (interest) (2)	149,263	10,045	19,931	19,901	19,884	19,877	59,625
Finance leases (3)	68,685	21,783	16,817	12,701	10,316	6,582	486
Operating leases (4)	49,905	9,529	10,457	5,884	3,030	2,371	18,634
Total	$570,807	$42,711	$48,041	$38,927	$33,485	$28,898	$378,745
(1)Represents the contractual principal payment due dates on our outstanding debt.
(2)Represents interest at the stated rate of 6.625% on the Senior Unsecured Notes and interest at the stated rate on the Company's commercial equipment notes.
(3)We have obligations, including associated interest, recognized under various finance leases for equipment totaling $68.7 million at March 31, 2022. Net amounts recognized within property, plant and equipment, net in the condensed consolidated balance sheet under these financed lease agreements at March 31, 2022 totaled $81.8 million.
(4)We lease real estate, vehicles, office equipment and certain construction equipment from unrelated parties under non-cancelable leases. Lease terms range from month-to-month to terms expiring through 2039.

    For detailed discussion and additional information pertaining to our debt instruments, see Note 6. Debt and Note 7. Commitments and Contingencies in the notes to our condensed consolidated financial statements included in Part I, Item 1.

Off-Balance Sheet Arrangements

    As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, liabilities associated with deferred compensation plans, and liabilities associated with certain indemnification and guarantee arrangements.

    As of March 31, 2022 and December 31, 2021, the Company was contingently liable under letters of credit issued under our credit facility in the amounts of $17.3 million and $31.1 million, respectively, related to projects and insurance.

    As of March 31, 2022 and December 31, 2021, the Company had outstanding surety bonds on projects with nominal amounts of $3.5 billion and $3.3 billion, respectively. The remaining approximate exposure related to these surety bonds amounted to $456.6 million and $353.5 million, respectively.

Recently Issued Accounting Pronouncements

    See Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies in the notes to our condensed consolidated financial statements included in Part I, Item 1.

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

Item 4. Control and Procedures

    Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications.

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

    As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings

For information regarding legal proceedings, see "Legal Proceedings" in Note 7. Commitments and Contingencies of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

    There have been no other material changes from the risk factors previously disclosed in the Annual Report, except as mentioned below.

We are experiencing impacts from inflationary pressures in our supply chain and labor markets, which could adversely impact our profitability and cash flow.

We are experiencing, and may continue to experience, the general impact of inflationary market pressures in our supply chain and labor markets. We continue to see pressures on non-union labor costs as a result of the inflationary environment and current general labor shortage, which have created higher competitive markets for talents and opportunities for wage inflation. Despite disciplined hiring practices, it is likely that our labor costs will continue to increase given our demand for labor in this environment. In addition, inflationary pressures on labor costs could result in our inability to adjust contract pricing to keep up with current upward inflationary trends and could impact our profitability.

We are also experiencing difficulties in securing pricing or the availability of certain supplies and raw materials, as sometimes unpredictable supply chain market price escalations are impacting and may continue to impact our subcontractors and suppliers. The current market pressures can make it difficult for our suppliers and subcontractors to locate materials or honor contracted pricing without undue hardship. It is likely that this trend will continue as long as markets continue to experience current levels of inflation. Inflationary market pressures could also impact our ability to secure backlog in the near term. Particularly in our Specialty Civil segment, we continue to see projects on which we have submitted competitive bids being left unawarded, as all submitted bids have exceeded allowable budgets due to the inflationary pressures on materials and labor.

Continued inflation may also result in tightened credit markets and restrict access to funding, bonding, letters of credit or sureties, any of which could adversely impact our profitability and cash flow.

We are impacted by ongoing supply chain pressures resulting from global economic and geopolitical conditions, including the COVID-19 pandemic and the Russian invasion of Ukraine. These conditions are rapidly evolving and could result in negative effects on our business, financial condition, results of operations and prospects.

We are experiencing supply chain disruptions relating to a variety of factors, including as a result of the COVID-19 pandemic, production delays due to labor shortages, inflationary pressures making it difficult for suppliers to commit to contracted pricing or to obtain materials for commercially reasonable prices, fewer delivery options due to a reduction of truck drivers and rail cars, delayed sequencing in our projects related to the inability to determine specific delivery dates for key materials, cost increases for tax, tariffs and border controls, delayed shipments and potential bans or delays of imports as a result of the Russian invasion of Ukraine, regulatory activity that includes the U.S. Department of Commerce’s ongoing antidumping circumvention investigation related to solar cells from Southeast Asia, and bans on imports of certain goods from China including in particular a significant input in the production of solar panels as a result of the Uyghur Forced Labor Prevention Act. Supply chain disruptions have adversely impacted economic activity and conditions worldwide and we expect that impact to continue.

Any of the foregoing or other supply chain disruptions could cause project delays or terminations or otherwise impact our customers’ ongoing projects or their future project schedules, constitute force majeure events and prevent the financing of new projects by our customers, which could negatively impact our ability to recognize revenues, bill our customers for current costs or secure future business. The factors underlying these disruptions differ in their severity and impact on us and continue to evolve, and we believe that severity and impact may not be stable and could continue to fluctuate. There can be no assurances that our business, financial condition, liquidity or results of operations will not be negatively impacted by the future effects of labor market and supply chain disruptions, or that such disruptions and their impacts will not worsen in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information is related to purchases made for the three months ended March 31, 2022:

	Issuer Purchases of Equity Securities
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Approximate Dollar Value of Warrants that May Yet Be Purchased Under the Plans or Programs (in thousands)
January	1,009,802	$1.48	$11,457
February	505,597	1.79	10,536
March	177,230	2.06	10,167
Total	1,692,629	$1.64

On November 4, 2021, the Board authorized a repurchase program for our publicly traded warrants. This repurchase program was announced on November 8, 2021, allows us to purchase up to $25.0 million of warrants, and will end no later than the expiration of the warrants on March 26, 2023.

Item 6. Exhibits

(a)    Exhibits.

Exhibit Number	Description
3.1
Third Amended and Restated Certificate of Incorporation of Infrastructure and Energy Alternatives, Inc. dated May 5, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2022).

3.2
Second Amended and Restated By Laws of Infrastructure and Energy Alternatives, Inc., adopted and effective May 5, 2022 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2022).

3.3
Certificate of Elimination of the Series A Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2022).

3.4
Certificate of Elimination of the Series B-1 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2022).

3.5
Certificate of Elimination of the Series B-2 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2022)

3.6
Certificate of Elimination of the Series B-3 Preferred Stock of Infrastructure and Energy Alternatives, Inc. (incorporated by reference to Exhibit 3.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2022).

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: May 9, 2022	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Executive Vice President, Chief Financial Officer
Principal Financial and Accounting Officer