Form 10-Q
period 2022-06-30
Infrastructure & Energy Alternatives, Inc.
filed 2022-08-04
CIK 1652362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

Number of shares of Common Stock outstanding as of the close of business on August 4, 2022: 48,615,369.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$46,480	$124,027
Accounts receivable, net	404,118	280,700
Contract assets	303,967	214,298
Prepaid expenses and other current assets	51,983	42,774
Total current assets	806,548	661,799

Property, plant and equipment, net	153,279	138,605
Operating lease assets	33,316	37,292
Intangible assets, net	15,736	18,969
Goodwill	37,373	37,373
Company-owned life insurance	4,273	4,944
Other assets	789	771
Total assets	$1,051,314	$899,753

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$215,156	$164,925
Accrued liabilities	204,012	163,364
Contract liabilities	169,015	126,128
Current portion of finance lease obligations	23,150	24,345
Current portion of operating lease obligations	10,201	10,254
Current portion of long-term debt	1,101	1,960
Total current liabilities	622,635	490,976

Finance lease obligations, less current portion	45,997	30,096
Operating lease obligations, less current portion	24,643	28,540
Long-term debt, less current portion	321,080	290,730
Warrant obligations	2,814	5,967
Deferred compensation	7,326	7,988
Deferred income taxes	3,320	8,199
Total liabilities	$1,027,815	$862,496

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value, $0.0001 per share; 150,000,000 and 150,000,000 shares authorized; 48,594,834 and 48,027,359 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid in capital	242,794	246,450
Accumulated deficit	(219,299)	(209,197)
Total stockholders' equity	23,499	37,257
Total liabilities and stockholders' equity	$1,051,314	$899,753

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$680,597	$560,148	$1,040,692	$836,560
Cost of revenue	619,033	506,665	975,298	766,536
Gross profit	61,564	53,483	65,394	70,024

Selling, general and administrative expenses	35,758	30,894	70,640	55,740
Income (loss) from operations	25,806	22,589	(5,246)	14,284

Other income (expense), net:
Interest expense, net	(6,863)	(14,495)	(12,889)	(28,854)
Warrant liability fair value adjustment	4,581	666	3,153	366
Other income (expense)	(10)	104	1	242
Income (loss) before (provision) benefit for income taxes	23,514	8,864	(14,981)	(13,962)

(Provision) benefit for income taxes	(6,545)	(4,165)	4,879	(1,773)

Net income (loss)	$16,969	$4,699	$(10,102)	$(15,735)
Less: Convertible Preferred Stock dividends	—	(676)	—	(1,332)
Less: Net income allocated to participating securities	(32)	(788)	—	—
Net income (loss) available for common stockholders	$16,937	$3,235	$(10,102)	$(17,067)

Net income (loss) per common share - basic	0.35	0.13	(0.21)	(0.72)
Net income (loss) per common share - diluted	0.31	0.12	(0.21)	(0.72)
Weighted average shares - basic	48,419,272	24,471,286	48,275,103	23,768,413
Weighted average shares - diluted	54,389,096	33,439,303	48,275,103	23,768,413

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
($ in thousands)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)

Balance at December 31, 2020	21,009	$2	$35,305	$(125,468)	$(90,161)
Net loss	—	—	—	(20,434)	(20,434)
Earnout Shares	1,803	—	—	—	—
Share-based compensation	—	—	727	—	727
Equity plan compensation	521	—	(2,909)	—	(2,909)
Exercise of Merger Warrants	15	—	—	—	—
Series A Preferred dividends	—	—	(656)	—	(656)
Balance at March 31, 2021	23,348	$2	$32,467	$(145,902)	$(113,433)
Net income	—	—	—	4,699	4,699
Share-based compensation	—	—	1,926	—	1,926
Equity plan compensation	249	—	(1,853)	—	(1,853)
Exercise of Series B Preferred Stock - Warrants	1,553	1	200	—	201
Series A Preferred dividends	—	—	(676)	—	(676)
Balance at June 30, 2021	25,150	$3	$32,064	$(141,203)	$(109,136)

Balance at December 31, 2021	48,027	$4	$246,450	$(209,197)	$37,257
Net loss	—	—	—	(27,071)	(27,071)
Share-based compensation	—	—	1,630	—	1,630
Equity plan compensation	296	—	(1,810)	—	(1,810)
Repurchases of Merger Warrants	—	—	(2,805)	—	(2,805)
Balance at March 31, 2022	48,323	$4	$243,465	$(236,268)	$7,201
Net income	—	—	—	16,969	16,969
Share-based compensation	—	—	1,823	—	1,823
Equity plan compensation	270	—	(1,111)	—	(1,111)
Exercise of Series B Preferred Stock - Warrants	2	—	—	—	—
Repurchases of Merger Warrants	—	—	(1,383)	—	(1,383)
Balance at June 30, 2022	48,595	$4	$242,794	$(219,299)	$23,499

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,102)	$(15,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,181	21,830
Warrant liability fair value adjustment	(3,153)	(366)
Amortization of debt discounts and issuance costs	755	5,814
Share-based compensation expense	3,453	2,653
Deferred income taxes	(4,879)	1,773
Other, net	(1,880)	(914)
Change in operating assets and liabilities:
Accounts receivable	(123,418)	(68,531)
Contract assets	(89,669)	(31,775)
Prepaid expenses and other assets	(9,227)	(13,752)
Accounts payable and accrued liabilities	90,879	115,294
Contract liabilities	42,887	(27,669)
Net cash used in operating activities	(79,173)	(11,378)

Cash flow from investing activities:
Company-owned life insurance	671	(510)
Purchases of property, plant and equipment	(8,456)	(14,649)
Proceeds from sale of property, plant and equipment	2,379	1,527
Net cash used in investing activities	(5,406)	(13,632)

Cash flows from financing activities:
Proceeds from line of credit - long term	50,000	—
Payments on line of credit - long term	(20,000)	—
Payments on long-term debt	(1,263)	(1,314)
Payments on finance lease obligations	(14,596)	(15,481)
Tax payments for shares withheld on release of restricted stock units	(2,921)	(4,762)
Proceeds from exercise of Series B Preferred Stock - Warrants	—	200
Repurchases of Merger Warrants	(4,188)	—
Net cash provided by (used in) financing activities	7,032	(21,357)

Net change in cash and cash equivalents	(77,547)	(46,367)

Cash and cash equivalents, beginning of the period	124,027	164,041

Cash and cash equivalents, end of the period	$46,480	$117,674

See accompanying notes to condensed consolidated financial statements.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures:
Cash paid for interest	12,136	14,892
Cash paid for income taxes	769	3,271
Schedule of non-cash activities:
Acquisition of assets/liabilities through finance lease	29,302	10,125
Acquisition of assets/liabilities through operating lease	1,459	6,265
Series A Preferred dividends declared	—	1,332

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

    The Company specializes in providing complete engineering, procurement and construction services throughout the United States ("U.S.") for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. The Company is focused on the wind industry and the solar market, and with its 2018 acquisitions expanded its construction capabilities and geographic footprint in the areas of renewables, environmental remediation, industrial maintenance, specialty paving, and heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities.
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
In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 7, 2022 (the "Annual Report").
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
The prior period presentation of the warrant liability fair value adjustment has been revised to conform to the current period presentation and is presented as a single line item within the condensed consolidated statements of operations. This change has no effect on net income or stockholders' equity.

The prior period presentation of deferred compensation has been revised to conform to the current period presentation and consolidated within the 'Other' line of the condensed consolidated statements of cash flows. This change has no effect on cash flows from operating activities.

Revenue Recognition
    The Company derives revenue primarily from construction projects performed under contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system. Contracts contain multiple pricing options, such as fixed price, unit price, or time and materials. Generally, renewable energy projects are performed for private customers while Specialty Civil projects are performed primarily for utilities, railroads, and various governmental entities.
    Revenue derived from projects billed on a fixed-price basis totaled 81.0% and 87.3% of consolidated revenue from operations for the three months ended June 30, 2022 and 2021, respectively, and totaled 78.6% and 84.5% for the six months ended June 30, 2022 and 2021, respectively. Revenue derived from projects billed on a unit price basis totaled 18.5% and 12.0% of consolidated revenue from operations for the three months ended June 30, 2022 and 2021, respectively, and totaled 20.7% and 13.8% for the six months ended June 30, 2022 and 2021, respectively. Revenue and related costs for contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 0.5% and 0.7% of consolidated revenue from operations for the three months ended June 30, 2022 and 2021, respectively, and totaled 0.7% and 1.7% for the six months ended June 30, 2022 and 2021, respectively. The prior period presentation of the components of the Company’s revenue by contract type has been revised to conform to the current presentation.

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
    Remaining performance obligations represent the amount of unearned transaction prices for contracts, including approved and unapproved change orders. As of June 30, 2022, the amount of the Company’s remaining performance obligations was $2.2 billion. The Company expects to recognize approximately 79.9% of its remaining performance obligations as revenue during the next twelve months. Revenue recognized from performance obligations satisfied in previous periods was $(2.0) million and $(0.8) million for the three months ended June 30, 2022 and 2021, respectively, and $(14.9) million and $(0.4) million for the six months ended June 30, 2022 and 2021, respectively.

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
    As of June 30, 2022 and December 31, 2021, the Company included approximately $111.1 million and $94.5 million, respectively, of estimated transaction price adjustments that arise from unapproved change orders in process of being resolved in the normal course of business and/or from transaction price disputes in contracts that are subject to resolution through litigation, arbitration and other legal proceedings. These transaction price adjustments are included within Contract Assets or Contract Liabilities in the Company’s condensed consolidated balance sheets as appropriate. The Company actively engages with its customers to complete the final approval process on unapproved change orders and generally expects these processes to be completed within one year, while sometimes disputes subject to formal legal proceedings can take longer than a year to resolve. Amounts ultimately realized upon resolution with customers of these transaction price adjustments could be higher or lower than such estimated amounts.
Disaggregation of Revenue
    The following tables disaggregate revenue by customers and services performed, which the Company believes best depicts the nature, amount, timing and uncertainty of its revenue:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Renewables Segment
Wind	$258,272	$317,066	376,204	$463,924
Solar	244,431	107,788	370,113	141,304
	$502,703	$424,854	$746,317	$605,228

Specialty Civil Segment
Heavy civil	$99,027	$78,884	153,273	$127,756
Rail	17,205	31,173	31,886	58,040
Environmental	61,662	25,237	109,216	45,536
	$177,894	$135,294	$294,375	$231,332
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

	Revenue %		Revenue %
	Three Months Ended		Six Months Ended		Accounts Receivable %
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	June 30, 2022	December 31, 2021
Company A (Renewables Segment)	12.0%	*	12.0%	*	*	*
Company B (Renewables Segment)	*	11.0%	*	12.0%	*	*
Company C (Renewables Segment)	*	*	*	*	11.5%	*
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
Recently Issued Accounting Standards Not Yet Adopted
    Management has evaluated recently issued accounting pronouncements and does not believe that they will have a significant impact on the condensed consolidated financial statements or related disclosures.

COVID-19 Pandemic
    The Company believes that the COVID-19 pandemic did not have a material adverse impact on the Company’s financial results for the three and six months ended June 30, 2022 and 2021. Currently, most of the Company’s construction services are deemed essential under governmental mitigation orders and both of the Company's business segments continue to operate. The Company has issued several notices of force majeure for the purpose of recognizing delays in construction schedules due to COVID-19 outbreaks on certain of its work sites and has also received notices of force majeure from the owners of certain projects and certain subcontractors. Management does not believe that any delays on projects related to these events of force majeure will have a material impact on the Company's results of operations.

The effects of the COVID-19 pandemic could affect the Company’s future business activities and financial results, including new contract awards, reduced crew productivity, contract amendments or cancellations, higher operating costs or delayed project start dates or project shutdowns that may be requested or mandated by governmental authorities or others. Management believes that it is taking appropriate steps to mitigate any potential impact to the Company; however, given the uncertainty regarding the ongoing potential effects of the COVID-19 pandemic, any future impacts cannot be quantified or predicted with specificity.

Warrant Information

On August 4, 2015, M III formed a Special Purpose Acquisition Corporation and issued public and private warrants before the merger with the Company. As of the merger, the Company had 16,960,000 warrants ("Merger Warrants") outstanding, of which 460,000 were considered private warrants. Two Merger Warrants will be exercisable for one share of our common stock at $11.50 per share until the expiration on March 26, 2023. The 460,000 private warrants can be exercised on a cashless basis.

In 2019, the Company entered into three equity agreements and issued Series B Preferred Stock. The agreements required that upon the exercise of any warrant with an exercise price of $11.50 or higher the Series B Preferred Stock will receive additional warrants ("Series B Preferred Stock - Anti-dilution Warrants") to purchase common shares at a price of $0.0001 per share. As of June 30, 2022, the Company had 5,308,697 Merger Warrants, of which 295,000 are considered private warrants, to purchase 2,654,349 shares of common stock at $11.50 per share. If the Merger Warrants were converted it would result in an additional 0.8 million anti-dilution warrants being issued. See Note 5. Fair Value of Financial Instruments for further discussion.

In August 2021, the Company entered into an agreement with ASOF Holdings I, L.P. and Ares Special Situations Fund IV, L.P. (together, "Ares Parties") which resulted in, among other things, the redemption of all Series A and Series B Preferred Stock, the issuance of Common Shares for the Ares Parties Series B Preferred Stock - Warrants and for Series B Preferred Stock - Anti-dilution rights, and the issuance of Pre-Funded warrants, exercisable into Common sock at a price of $0.0001 per share. The anti-dilution rights remain in place for the exercise of any Merger Warrants converted into Common Shares. See Note 8. Earnings Per Share for further discussion.

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

    Contract assets consisted of the following as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts	$192,268	$120,900
Retainage receivable	111,699	93,398
	$303,967	$214,298

Contract assets as of June 30, 2022 include approximately $33.5 million for transaction price disputes in which the Company is pursuing settlement through dispute resolution and arbitration. The Company believes that these disputed amounts are collectible and recoverable under the applicable contracts. See Note 1. Business, Basis of Presentation and Significant Accounting Policies for further discussion of revenue recognized on variable consideration.

    Contract liabilities consisted of the following as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Billings in excess of costs and estimated earnings on uncompleted contracts	$168,030	$125,658
Loss on contracts in progress	985	470
	$169,015	$126,128

    Revenue recognized for the three and six months ended June 30, 2022 that was included in the contract liability balance at December 31, 2021 was approximately $28.9 million and $117.9 million, respectively, and revenue recognized for the three and six months ended June 30, 2021 that was included in the contract liability balance at December 31, 2020 was approximately $24.2 million and $112.0 million.

Accounts Receivable and Allowance for Credit Losses

Activity in the allowance for credit losses for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Plus: provision for allowance	—	—	—	—
Less: write-offs, net of recoveries	—	—	—	—
Allowance for credit losses at period end	$—	$—	$—	$—

Accounts Receivable at June 30, 2022 includes $18.3 million for transaction price disputes which are separate from those discussed above in contract assets. The Company is pursuing settlement through arbitration and believes that this amount is fully recoverable but cannot guarantee the timing of the collection due to the pending arbitration.

Note 3. Property, Plant and Equipment, Net

    Property, plant and equipment consisted of the following as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Buildings and leasehold improvements	$6,932	$6,884
Land	17,600	17,600
Construction equipment	256,828	227,807
Office equipment, furniture and fixtures	2,964	3,687
Vehicles	10,065	8,289
Total property, plant and equipment	294,389	264,267
Accumulated depreciation	(141,110)	(125,662)
Property, plant and equipment, net	$153,279	$138,605

    Depreciation expense of property, plant and equipment was $11.3 million and $9.4 million for the three months ended June 30, 2022 and 2021, respectively, and was $22.0 million and $18.6 million for six months ended June 30, 2022 and 2021, respectively.

Note 4. Goodwill and Intangible Assets, Net

    The following table provides the changes in the carrying amount of goodwill, by reporting unit:

(in thousands)	Renewables	Specialty Civil	Total
January 1, 2021	$3,020	$34,353	$37,373
Adjustments	—	—	—
December 31, 2021	$3,020	$34,353	$37,373
Adjustments	—	—	—
June 30, 2022	$3,020	$34,353	$37,373

The goodwill recorded in the Company's Specialty Civil reporting unit is deductible for income tax purposes over a 15-year period, with the exception of $2.9 million that is not deductible.

Intangible assets consisted of the following as of the dates indicated:

	June 30, 2022				December 31, 2021
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$26,500	$(14,159)	$12,341	3.5 years	$26,500	$(12,267)	$14,233	4 years
Trade name	13,400	(10,005)	3,395	1.5 years	13,400	(8,664)	4,736	2 years
	$39,900	$(24,164)	$15,736		$39,900	$(20,931)	$18,969

Amortization expense associated with intangible assets for the three months ended June 30, 2022 and 2021, totaled $1.6 million and $1.6 million, respectively, and $3.2 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively.

    The following table provides the annual intangible amortization expense currently expected to be recognized for the years 2022 through 2025:

(in thousands)	Remainder of 2022	2023	2024	2025
Amortization expense	$3,233	$5,841	$3,785	$2,877

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

    The following table sets forth information regarding the Company's liabilities measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Private warrants	$—	$301	$—	$301	$—	$410	$—	$410
Series B Preferred Stock - Anti-dilution warrants	—	—	2,513	2,513	—	—	5,557	5,557
Total liabilities	$—	$301	$2,513	$2,814	$—	$410	$5,557	$5,967

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using Level 3 inputs:

(in thousands)	Series B Preferred Stock - Anti-dilution warrants
Beginning Balance, December 31, 2021	$5,557
Fair value adjustment - gain recognized in other income	(3,044)
Ending Balance, June 30, 2022	$2,513

The information below describes the balance sheet classification and the fair value measurement for the Company's liabilities measured at fair value on a recurring basis:

Private Warrants - The Company has approximately 295,000 private warrants for which the Company adjusts the fair value at the end of each fiscal period using the price on that date multiplied by the number of remaining private warrants. The fair value adjustment was recorded as a warrant liability fair value adjustment for the three and six months ended June 30, 2022. For further discussion see Note 8. Earnings Per Share.

    Series B Preferred Stock - Anti-dilution Warrants - As of June 30, 2022, the Company had 5,308,697 Merger Warrants outstanding. The conversion of Merger Warrants would result in the issuance of 0.8 million shares in the form of anti-dilution warrants. As of June 30, 2022, the Company recorded the anti-dilution warrants at fair value, which was estimated using a Monte Carlo simulation based on certain significant unobservable inputs, such as a risk rate premium, volatility of stock, conversion stock price, current stock price and amount of time remaining before expiration of the Merger Warrants. The calculation derived a fair value of $2.5 million for the liability based on an anti-dilution share fair value of $3.11.

Significant unobservable inputs used in the fair value calculation as of the period indicated were as follows:

June 30, 2022
Stock price	$8.03
Conversion stock price	$11.50
Time before Merger Warrant expiration	0.74 years
Stock volatility	66.54%
Risk-free interest rate	2.61%

    Other financial instruments of the Company not listed in the table consist of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities that approximate their fair values. Additionally, management believes that the carrying value of the Company's outstanding debt balances, further discussed in Note 6. Debt, approximate fair value.

Note 6. Debt

    Debt consisted of the following obligations as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021

Senior unsecured notes	300,000	300,000
Line of credit	30,000	—
Commercial equipment notes	2,294	3,557
Total principal due for long-term debt	332,294	303,557
Unamortized debt discount and issuance costs	(10,113)	(10,867)
Less: Current portion of long-term debt	(1,101)	(1,960)
Long-term debt, less current portion	$321,080	$290,730

Senior Unsecured Notes

On August 17, 2021, IEA Energy Services LLC, a wholly owned subsidiary of the Company ("Services"), issued $300.0 million aggregate principal amount of its 6.625% senior unsecured notes due 2029 (the "Senior Unsecured Notes"), in a private placement. Interest is payable on the Senior Unsecured Notes on each February 15 and August 15. The Senior Unsecured Notes will mature on August 15, 2029. The Senior Unsecured Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic wholly owned subsidiaries (the "Guarantors").

Credit Agreement

On August 17, 2021, Services, as the borrower, and certain guarantors (including the Company), entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders and CIBC Bank USA in its capacities as the Administrative and Collateral Agent for the lenders. The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. The Credit Agreement is guaranteed by the Company and certain subsidiaries of the Company (the "Credit Agreement Guarantors" and together with Services, the "Loan Parties") and is secured by a security interest in substantially all of the Loan Parties’ personal property and assets. Services has the ability to increase available borrowing under the credit facility by an additional amount up to $50.0 million subject to certain conditions. As of June 30, 2022, $30.0 million was outstanding under the senior secured revolving credit facility, bearing an interest rate of 6.25%.

Interest rates on the credit facility are based upon either (1) an index rate that is established at the highest of the prime rate or the sum of the federal funds rate plus 0.50%, or (2) at Services’ election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon Services’ first lien net leverage within the range of 1.00% to 2.50% for index rate loans and 2.00% and 3.50% for LIBOR loans. Borrowings under the credit facility shall initially bear interest at a rate per annum equal to LIBOR plus 2.50%. In anticipation of LIBOR's phase out, the Credit Agreement includes a documented transition mechanism for selecting a benchmark replacement rate for LIBOR. In addition to paying interest on outstanding principal under the credit facility, Services is required to pay a commitment fee to the lenders under the credit facility for unused commitments. The commitment fee rate ranges from 0.30% to 0.45% per annum depending on Services’ First Lien Net Leverage Ratio (as defined in the Credit Agreement).

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

As of June 30, 2022, management believed the Company was in compliance with these covenants.

Contractual Maturities

    Contractual maturities of the Company's outstanding principal on debt obligations are as follows as of June 30, 2022:

(in thousands)	Maturities
Remainder of 2022	$682
2023	836
2024	441
2025	255
2026	30,080
Thereafter	300,000
Total contractual maturities	$332,294

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
Finance Leases

    The Company has obligations, exclusive of associated interest, recognized under various finance leases for equipment totaling $69.1 million and $54.4 million at June 30, 2022 and December 31, 2021, respectively. Gross amounts recognized within property, plant and equipment in the condensed consolidated balance sheets under these finance lease agreements at June 30, 2022 and December 31, 2021, totaled $170.9 million and $143.6 million, less accumulated depreciation of $83.3 million and $71.4 million, respectively, for net balances of $87.6 million and $72.2 million, respectively. Depreciation expense for assets held under the finance leases is included in cost of revenue in the condensed consolidated statements of operations.

    The future minimum payments of finance lease obligations are as follows as of June 30, 2022:

(in thousands)
Remainder of 2022	$15,211
2023	19,830
2024	15,731
2025	13,226
2026	9,344
Thereafter	2,388
Future minimum lease payments	75,730
Less: Amount representing interest	(6,583)
Present value of minimum lease payments	69,147
Less: Current portion of finance lease obligations	23,150
Finance lease obligations, less current portion	$45,997

Operating Leases

    In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facilities, vehicles and equipment. The Company has obligations, exclusive of associated interest, totaling $34.8 million and $38.8 million at June 30, 2022 and December 31, 2021, respectively. The assets related to these operating lease agreements at June 30, 2022 and December 31, 2021, totaled $33.3 million and $37.3 million, respectively.

    The Company has long-term power-by-the-hour equipment rental agreements with a construction equipment manufacturer that have a guaranteed minimum monthly hour requirement. The minimum guaranteed amount based on the Company's current operations is $5.8 million per year. Total expense under these agreements are listed in the following table as variable lease costs.

    The future minimum payments under non-cancelable operating leases are as follows as of June 30, 2022:

(in thousands)
Remainder of 2022	$6,284
2023	10,500
2024	5,884
2025	3,030
2026	2,371
Thereafter	18,634
Future minimum lease payments	46,703
Less: Amount representing interest	(11,859)
Present value of minimum lease payments	34,844
Less: Current portion of operating lease obligations	10,201
Operating lease obligations, less current portion	$24,643

Lease Information

	Three months ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Finance Lease cost:
Amortization of right-of-use assets	$7,019	$5,843	$13,541	$11,678
Interest on lease liabilities	857	789	1,594	1,606
Operating lease cost	3,337	3,179	6,713	6,573
Short-term lease cost	15,730	35,624	40,359	59,228
Variable lease cost	1,125	2,910	2,233	4,157
Sublease Income	(33)	(33)	(66)	(66)
Total lease cost	$28,035	$48,312	$64,374	$83,176

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$857	$789	$1,594	$1,606
Operating cash flows from operating leases	$3,369	$3,179	$6,709	$6,424
Weighted-average remaining lease term - finance leases			3.67 years	2.66 years
Weighted-average remaining lease term - operating leases			7.74 years	7.71 years
Weighted-average discount rate - finance leases			5.19%	5.85%
Weighted-average discount rate - operating leases			6.64%	6.81%

Letters of Credit and Surety Bonds

    In the ordinary course of business, the Company may be required to post letters of credit and surety bonds to customers in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit or surety bond commits the issuer to pay specified amounts to the holder of the letter of credit or surety bond under certain conditions. If the letter of credit or surety bond issuer were required to pay any amount to a holder, the Company would be required to reimburse the issuer, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2022, and December 31, 2021, the Company was contingently liable under letters of credit issued under its credit facility in the amount of $24.2 million and $31.1 million, respectively, related to projects and insurance. In addition, as of June 30, 2022 and December 31, 2021, the Company had outstanding surety bonds on projects with nominal amounts of $4.0 billion and $3.3 billion, respectively. The remaining approximate exposure related to these surety bonds amounted to $999.8 million and $353.5 million, respectively.

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

    Income (loss) available to common stockholders is computed by deducting the dividends accrued for the period on cumulative preferred stock from net income and net income allocated to participating securities. If there is a net loss, the amount of the loss is increased by those preferred dividends. All Series B Preferred Stock was redeemed in August 2021.

    Diluted EPS, where applicable, assumes the dilutive effect of (i) Series A cumulative convertible preferred stock, using the if-converted method, (ii) publicly traded warrants, (iii) Series B Preferred Stock - Warrants and (iv) the assumed exercise of in-the-money stock options and the assumed vesting of outstanding restricted stock units ("RSUs"), using the treasury stock method.

    Whether the Company has net income, or a net loss determines whether potential issuances of common stock are included in the diluted EPS computation or whether they would be anti-dilutive. As a result, if there is a net loss or the Company has net income but its preferred dividend adjustment results in a net loss available to common stockholders, diluted EPS would be computed the same as basic EPS.

The calculations of basic and diluted EPS are as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$16,969	$4,699	(10,102)	(15,735)
Less: Convertible Preferred Stock dividends	—	(676)	—	(1,332)
Less: Net income allocated to participating securities	(32)	(788)	—	—
Net income (loss) available to common stockholders	16,937	3,235	(10,102)	(17,067)

Denominator:
Weighted average common shares outstanding - basic	48,419,272	24,471,286	48,275,103	23,768,413

Series B Preferred Stock - Warrants (2)	92,359	6,649,026	—	—
Merger Warrants (1)	—	696,434	—	—
Pre-Funded Warrants (3)	4,327,353	—	—	—
Options (4)	—	61,740	—	—
RSUs (5)	1,550,112	1,560,817	—	—
Weighted average common shares outstanding - diluted	54,389,096	33,439,303	48,275,103	23,768,413

Anti-dilutive:
Convertible Series A Preferred Stock	—	2,090,443	—	1,859,350
Merger Warrants (1)	—	—	—	696,434
Series B Preferred Stock - Warrants (2)	—	—	92,359	6,131,520
Pre-Funded Warrants (3)	—	—	4,327,353	—
Options (4)	—	—	—	112,355
RSUs (5)	—	—	1,647,070	1,759,431

Basic EPS	0.35	0.13	(0.21)	(0.72)
Diluted EPS (6)	0.31	0.12	(0.21)	(0.72)

(1)    As of June 30, 2022, there were Merger Warrants to purchase 2,654,349 shares of common stock at $11.50 per share.
For the three and six months ended June 30, 2022, the warrants were not dilutive as the warrants’ exercise price was greater than the average market price of the common stock during the periods. For the three and six months ended
June 30, 2021, the average market price of the common stock was greater than the warrants' exercise price during the periods. These warrants were calculated using the treasury stock method and were dilutive for the three months ended
June 30, 2021 and considered anti-dilutive for the six months ended June 30, 2021.

(2)     As of June 30, 2022, there remained 92,359 Series B Preferred Stock - Warrants that were dilutive for the three months ended June 30, 2022 and considered anti-dilutive for the six months ended June 30, 2022. The warrants are considered participating securities because the holders are entitled to participate in any distributions similar to that of common shareholders.

(3)    As of June 30, 2022, there were 4,327,353 Pre-Funded Warrants that are considered participating because the holder is entitled to participate in any distributions similar to that of common shareholders.

(4)    As of June 30, 2022, there were 480,124 vested options not considered as dilutive as their exercise price was greater than the average market price of the common stock during the period. These options were calculated using the treasury stock method and were dilutive for the three months ended June 30, 2021 and considered anti-dilutive for the six months ended June 30, 2021.

(5)    As of June 30, 2022 and 2021, there were 401,636 and 132,108 unvested PSUs, respectively. These awards were not considered dilutive as the respective performance targets had not been achieved.

(6)    For purposes of calculating diluted earnings per share for the three months ended June 30, 2021, the numerator was net income less preferred dividends.
Merger Warrants

On November 4, 2021, the Board authorized a repurchase program for the Company’s Merger Warrants. This repurchase program allows the Company to purchase up to $25.0 million of warrants, and will end no later than the expiration of the warrants on March 26, 2023.

The following information is related to purchases made for the six months ended June 30, 2022:

	Issuer Purchases of Equity Securities
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Approximate Dollar Value of Warrants that May Yet Be Purchased Under the Plans or Programs (in thousands)
January	1,009,802	$1.48	$11,457
February	505,597	1.79	10,536
March	177,230	2.06	10,167
April	384,817	2.03	9,373
May	268,506	1.84	8,871
June	—	—	8,871
Total	2,345,952	$1.72

As of June 30, 2022, the Company has repurchased 11,616,483 warrants. The Merger Agreement, see Note 13. Subsequent Events, prevents future repurchases of warrants.

Stock Compensation

    Under ASC Topic 718, Compensation — Stock Compensation, stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award).

    The fair value of RSUs is based on the closing market price of the Company's common stock on the date of the grant. Stock compensation expense for RSUs is amortized using the straight-line method over the service period. For the three months ended June 30, 2022 and 2021, the Company recognized $1.8 million and $1.9 million in compensation expense, respectively, and $3.4 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively.

Note 9. Income Taxes

    The Company’s statutory federal tax rate was 21.0% for the periods ended June 30, 2022 and 2021, respectively. State tax rates for the same period vary among states and range from approximately 0.8% to 11.5%. A small number of states do not impose an income tax.

    The effective tax rates for the three months ended June 30, 2022 and 2021 were 27.8% and 47.0%, respectively, and were 32.6% and (12.7)% for the six months ended June 30, 2022 and 2021, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from permanent differences related to the interest accrued for the Series B Preferred Stock and executive compensation, which are not deductible for federal and state income tax purposes. There were no changes in uncertain tax positions during the periods ended June 30, 2022 and 2021.

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
•Rail infrastructure services such as planning, design, procurement, construction and maintenance of major railway and intermodal facilities.

Segment Revenue

    Revenue by segment was as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022		2021		2022		2021
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$502,703	73.9%	$424,854	75.8%	$746,317	71.7%	$605,228	72.3%
Specialty Civil	177,894	26.1%	135,294	24.2%	294,375	28.3%	231,332	27.7%
Total revenue	$680,597	100.0%	$560,148	100.0%	$1,040,692	100.0%	$836,560	100.0%

Segment Gross Profit

    Gross profit by segment was as follows for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022		2021		2022		2021
Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$44,797	8.9%	$42,883	10.1%	$46,098	6.2%	$55,063	9.1%
Specialty Civil	16,767	9.4%	10,600	7.8%	19,296	6.6%	14,961	6.5%
Total gross profit	$61,564	9.0%	$53,483	9.5%	$65,394	6.3%	$70,024	8.4%

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

(in thousands)			June 30, 2022	December 31, 2021
Assets
Cash			$8,697	$8,850
Accounts receivable			1,615	874
Contract assets			3,310	2,796

Liabilities
Accounts payable			$3,109	$2,591
Contract liabilities			7,305	7,353

Equity			$3,208	$2,576

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4,024	$5,089	$5,147	$9,590
Cost of revenue	3,532	5,089	4,515	9,590

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

Note 13. Subsequent Event

On July 24, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MasTec, Inc. (“MasTec”), a leading infrastructure construction company operating mainly throughout North America across a range of industries, and Indigo Acquisition I Corp., a wholly owned subsidiary of MasTec (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving company and a direct, wholly-owned subsidiary of MasTec (the “Merger”). Each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted in the Merger into the right to receive (i) 0.0483 of a share of MasTec common stock and (ii) $10.50 in cash.

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including: (i) approval by the Company’s stockholders; (ii) the absence of any restraining order, injunction, judgment, order or decree or other law prohibiting consummation of the Merger; (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period; (iv) the approval for listing on the New York Stock Exchange of the MasTec common stock to be issued in connection with the Merger; (v) effectiveness of the registration statement on Form S-4 to be filed by MasTec pursuant to which the issuance of such shares of MasTec common stock will be registered under the Securities Act; and (vi) other customary closing conditions. The Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the Merger will close.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements can be identified by the use of forward-looking terminology, including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “seek,” “target,” “continue,” “plan,” “intend,” “project,” or other similar words. Other than statements of historical fact included in this Quarterly Report, all statements regarding expectations for future financial performance, business strategies, expectations for our business, future operations, liquidity positions, availability of capital resources, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements.

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
•the effect of the announcement or pendency of the Merger may have on our business relationships, operating results, and business generally;
•the risk that the Merger may not be consummated in a timely manner, if at all;
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
•the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others;
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

Overview

    We are a leading diversified infrastructure construction company with specialized energy and heavy civil expertise throughout the United States. We specialize in providing complete engineering, procurement and construction services throughout the United States for the renewable energy, traditional power and civil infrastructure industries. These services include the design, site development, construction, installation and restoration of infrastructure. We have completed more than 260 wind and solar projects in 42 states and construct one of every five gigawatts put in to place throughout the U.S. in any given year. We have historically focused on the renewable industry, and have recently focused on further expansion into the solar market and on expanding its construction capabilities and geographic footprint in the areas of environmental remediation, industrial maintenance, specialty paving, heavy civil and rail infrastructure construction, creating a diverse national platform of specialty construction capabilities. We believe we have the ability to continue to expand these services because we are well-positioned to leverage our expertise and relationships in the wind energy business to provide complete infrastructure solutions.

    We have two reportable segments: the Renewables ("Renewables") segment and the Heavy Civil and Industrial ("Specialty Civil") segment. See Segment Results for a description of the reportable segments and their operations.

Proposed Merger with MasTec, Inc.

On July 24, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MasTec, Inc. (“MasTec”), a leading infrastructure construction company operating mainly throughout North America across a range of industries, and Indigo Acquisition I Corp., a wholly owned subsidiary of MasTec (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving company and a direct, wholly-owned subsidiary of MasTec (the “Merger”). Each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted in the Merger into the right to receive (i) 0.0483 of a share of MasTec common stock and (ii) $10.50 in cash.

The Merger is expected to close during the fourth quarter of 2022, subject to the satisfaction or waiver of certain closing conditions, including: (i) approval by our stockholders; (ii) the absence of any restraining order, injunction, judgment, order or decree or other law prohibiting consummation of the Merger; (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period; (iv) the approval for listing on the New York Stock Exchange of the MasTec common stock to be issued in connection with the Merger; (v) effectiveness of the registration statement on Form S-4 to be filed by MasTec pursuant to which the issuance of such shares of MasTec common stock will be registered under the Securities Act; and (vi) other customary closing conditions. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the Merger will close.

The Merger Agreement contains termination rights for the Company and MasTec, including a right for either party to terminate if the Merger is not consummated by July 24, 2023 (or as extended in accordance with the Merger Agreement). Upon the termination of the Merger Agreement under specified circumstances, including if our Board of Directors changes or withdraws its recommendation of the Merger to stockholders or terminates the Merger Agreement to enter into an agreement with respect to a superior acquisition proposal, we would be required to pay MasTec a termination fee of $27.5 million.

Current Quarter Financials

Key financial results for the quarter ended June 30, 2022 include:

•Consolidated revenues were $680.6 million, of which 73.9% was attributable to the Renewables segment and 26.1% was attributable to the Specialty Civil segment, and increased 21.5% as compared to $560.1 million for the quarter ended June 30, 2021;

•Operating income increased $3.2 million, to $25.8 million, as compared to income of $22.6 million for the quarter ended June 30, 2021;

•Net income increased $12.3 million, to income of $17.0 million, as compared to income of $4.7 million for the quarter ended June 30, 2021; and

•Backlog increased 20.3%, or $593.5 to $3.5 billion as compared to $2.9 billion at December 31, 2021.

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

While the Department has announced that preliminary findings of the investigation are expected in August 2022, it has also signaled that it may not issue its final decision until the middle of 2023. The Department’s conclusion could result in retroactive duties for our customers back to November 2021. While any retroactive duties are not expected to directly impact our profitability, the cost and timing uncertainty of this decision could impact our customers’ project profitability projections, which may delay or cancel certain projects, thus potentially adversely impacting our profitability and cash flow.
However, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with infrastructure and renewable energy spending.

•On June 6th, 2022, President Joe Biden announced two executive actions to boost the U.S. solar installation and manufacturing industries. The first was a Declaration of Emergency to address a shortage of solar panels in the country, which had derailed several gigawatts of planned utility-scale solar projects. The second was an invocation of the Defense Production Act to increase domestic manufacturing of solar panels and other clean energy technologies.

•The Biden Administration hopes the two actions will increase U.S. solar manufacturing capacity by 200% over current levels and result in as much as 100 gigawatts of additional solar generation capability over 10 years than if executive measures weren’t taken.

•regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for system investment and maintenance.

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

As a result, wind and solar power are among the leading sources of new power generation capacity in the U.S., and the Company does not anticipate this trend to change in the near future, as we are continuing to see growth through new awards in our backlog as indicated in the following table:

(in millions)
Segment	December 31, 2021	New Awards in 2022(1)	Revenue Recognized in 2022	Backlog at June 30, 2022(2)
Renewables	$2,034.8	$1,115.9	$746.3	$2,404.4

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

(in millions)
Segment	December 31, 2021	New Awards in 2022(1)	Revenue Recognized in 2022	Backlog at June 30, 2022(2)
Specialty Civil	$881.3	$518.9	$294.4	$1,105.8

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

The following table summarizes our backlog by segment as of June 30, 2022 and December 31, 2021:

(in millions)
Segments	June 30, 2022	December 31, 2021
Renewables	$2,404.4	$2,034.8
Specialty Civil	1,105.8	881.3
Total	$3,510.2	$2,916.1

The Company expects to recognize 64.0% of revenue related to its backlog in the next twelve months.

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

Significant Factors Impacting Results

In addition to those factors described in Results of Operations, Business Trends and Forward-Looking Statements, our revenues, margins and other results of operations can be influenced by a variety of factors in any given period, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in the future. Additional information with respect to certain of those factors is provided below.

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

Revenue mix. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Revenue derived from projects billed on a fixed-price basis totaled 81.0% for the three months ended June 30, 2022. Revenue derived from projects billed on a unit price basis totaled 18.5% for the three months ended June 30, 2022. Revenue and related costs for construction contracts billed on a time and materials basis are recognized as the services are rendered. Revenue derived from projects billed on a time and materials basis totaled 0.5% of consolidated revenue for the three months ended June 30, 2022.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2022		2021

Revenue	$680,597	100.0%	560,148	100.0%
Cost of revenue	619,033	91.0%	506,665	90.5%
Gross profit	61,564	9.0%	53,483	9.5%
Selling, general and administrative expenses	35,758	5.3%	30,894	5.5%
Income from operations	25,806	3.8%	22,589	4.0%
Other income (expense), net
Interest expense, net	(6,863)	(1.0)%	(14,495)	(2.6)%
Warrant liability fair value adjustment	4,581	0.7%	666	0.1%
Other income (expense)	(10)	—%	104	—%
Income from continuing operations before income taxes	23,514	3.5%	8,864	1.6%
Provision for income taxes	(6,545)	(1.0)%	(4,165)	(0.7)%
Net income	$16,969	2.5%	4,699	0.8%

For a detailed discussion of revenue and gross profit, see Segment Results below.

Revenue. Revenue increased 21.5%, or $120.4 million, in the second quarter of 2022, as compared to the same period in 2021.

Gross profit. Gross profit increased 15.1%, or $8.1 million, in the second quarter of 2022, as compared to the same period in 2021. As a percentage of revenue, gross profit was 9.0% in the quarter, as compared to 9.5% in the prior-year period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 15.7%, or $4.9 million, in the second quarter of 2022, as compared to the same period in 2021. Selling, general and administrative expenses were 5.3% of revenue in the second quarter of 2022, as compared to 5.5% in the same period in 2021. The increase in selling, general and administrative expenses was primarily driven by the following factors:

•Employee expenses increased $3.2 million related to increases in the number of employees;
•Information technology costs of $1.0 million related to software licensing; and
•Business travel costs increased $0.5 million.

Interest expense, net. Interest expense, net decreased by $7.6 million, in the second quarter of 2022, as compared to the same period in 2021. This decrease was driven by the redemption of Series B Preferred Stock in 2021, offset by the interest expense related to our Senior Unsecured Notes in 2022.

Other income (expense), net. Other income (expense), net, which includes warrant liability fair value adjustment and other income (expense), increased by $3.8 million to income of $4.6 million in the second quarter of 2022, as compared to income of $0.8 million for the same period in 2021. This increase was primarily the result of the fair value adjustments recorded for the Series B Preferred Stock - Anti-dilution warrants and private warrants.

See further discussion in Note 5. Fair Value of Financial Instruments included in Item 1 of this Quarterly Report.

Provision for income taxes. Provision for income taxes increased $2.4 million to $6.5 million in the second quarter of 2022, as compared to $4.2 million for the same period in 2021. The effective tax rates for the periods ended June 30, 2022 and 2021 were 27.8% and 47.0%, respectively. The lower effective tax rate in the second quarter of 2022 was primarily attributable to the elimination of permanent differences related to the interest accrued for the Series B Preferred Stock, which was redeemed in 2021. There were no changes in uncertain tax positions during the periods ended June 30, 2022 and 2021.

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

The following table sets forth segment revenues and gross profit for the years indicated:

	Three Months Ended June 30,
(in thousands)	2022		2021
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$502,703	73.9%	$424,854	75.8%
Specialty Civil	177,894	26.1%	135,294	24.2%
Total revenue	$680,597	100.0%	$560,148	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$44,797	8.9%	$42,883	10.1%
Specialty Civil	16,767	9.4%	10,600	7.8%
Total gross profit	$61,564	9.0%	$53,483	9.5%

Renewables Segment Results

Revenue. Renewables revenue was $502.7 million for the quarter ended June 30, 2022, as compared to $424.9 million for the same period in 2021, an increase of 18.3%, or $77.8 million. The increase in revenue was primarily due to:

•An increase in solar revenue of $136.6 million for the quarter ended June 30, 2022 when compared to the same period for 2021; offset by
•A decrease in wind revenue of $62.5 million in the second quarter of 2022 resulting from a smaller number of active projects when compared to the same period in 2021.

Gross profit. Renewables gross profit was $44.8 million for the quarter ended June 30, 2022, as compared to $42.9 million for 2021, an increase of 4.5%, or $1.9 million. As a percentage of revenue, gross profit was 8.9% in 2022, as compared to 10.1% in 2021. The decrease in percentage was primarily attributable to the following factors:

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
•To a lesser extent, the decrease was also driven by increased man hours which is driving up our accruals for warranty and insurance.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $177.9 million for the quarter ended June 30, 2022, as compared to $135.3 million for 2021, an increase of 31.5%, or $42.6 million. The increase in revenue was primarily due to the following factors:

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

Gross profit. Specialty Civil gross profit was $16.8 million for the quarter ended June 30, 2022, as compared to $10.6 million for 2021, an increase of 58.2%, or $6.2 million. As a percentage of revenue, gross profit was 9.4% in 2022, as compared to 7.8% in 2021. The increase in percentage and dollars was primarily due to growth in the environmental remediation market and the project mix compared to the same period in 2021.

Results of Operations

Six Months Ended June 30, 2022 and 2021

    The following table reflects our condensed consolidated results of operations in dollar and percentage of revenue terms for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022		2021

Revenue	$1,040,692	100.0%	$836,560	100.0%
Cost of revenue	975,298	93.7%	766,536	91.6%
Gross profit	65,394	6.3%	70,024	8.4%
Selling, general and administrative expenses	70,640	6.8%	55,740	6.7%
Income (loss) from operations	(5,246)	(0.5)%	14,284	1.7%
Other income (expense), net
Interest expense, net	(12,889)	(1.2)%	(28,854)	(3.4)%
Warrant liability fair value adjustment	3,153	0.3%	366	—%
Other income	1	—%	242	—%
Loss from continuing operations before income taxes	(14,981)	(1.4)%	(13,962)	(1.7)%
(Provision) benefit for income taxes	4,879	0.5%	(1,773)	(0.2)%
Net loss	$(10,102)	(1.0)%	$(15,735)	(1.9)%

For a detailed discussion of revenue and gross profit, see Segment Results below.

Revenue. Revenue increased 24.4%, or $204.1 million, in the first six months of 2022, as compared to the same period in 2021.

Gross profit. Gross profit decreased 6.6%, or $4.6 million, in the first six months of 2022, as compared to the same period in 2021. As a percentage of revenue, gross profit was 6.3% in 2022, as compared to 8.4% in the prior-year period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 26.7%, or $14.9 million, in the first six months of 2022, as compared to the same period in 2021. Selling, general and administrative expenses were 6.8% of revenue in the first six months of 2022, as compared to 6.7% in the same period in 2021. The increase in selling, general and administrative expenses was primarily driven by the following factors:

•Employee expenses increased $9.3 million related to increases in the number of employees;

•Information technology costs of $2.7 million related to software licensing and new technology for higher employee base; and
•Business travel costs increased $2.3 million.

Interest expense, net. Interest expense, net decreased by $16.0 million, in the first six months of 2022, as compared to the same period in 2021. This decrease was driven by the redemption of Series B Preferred Stock, offset by the interest expense related to our Senior Unsecured Notes.

Other income (expense), net. Other income (expense), net, which includes warrant liability fair value adjustment and other income, increased by $2.6 million to income of $3.2 million in the first six months of 2022, as compared to income of $0.6 million for the same period in 2021. This increase was primarily the result of the fair value adjustments recorded for the Series B Preferred Stock - Anti-dilution warrants and private warrants.

See further discussion in Note 5. Fair Value of Financial Instruments included in Item 1 of this Quarterly Report.

(Provision) benefit for income taxes. Benefit for income taxes increased $6.7 million to $4.9 million in the first six months of 2022, as compared to a provision of $1.8 million for the same period in 2021. The effective tax rates for the periods ended June 30, 2022 and 2021 were 32.6% and (12.7)%, respectively. The higher effective tax rate in the first six months of 2022 was primarily attributable to the elimination of permanent differences related to the interest accrued for the Series B Preferred Stock, which was redeemed in 2021. There were no changes in uncertain tax positions during the periods ended June 30, 2022 and 2021.

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

The following table sets forth segment revenues and gross profit for the years indicated:

	Six Months Ended June 30,
(in thousands)	2022		2021
Segment	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Renewables	$746,317	71.7%	$605,228	72.3%
Specialty Civil	294,375	28.3%	231,332	27.7%
Total revenue	$1,040,692	100.0%	$836,560	100.0%

Segment	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Renewables	$46,098	6.2%	$55,063	9.1%
Specialty Civil	19,296	6.6%	14,961	6.5%
Total gross profit	$65,394	6.3%	$70,024	8.4%

Renewables Segment Results

Revenue. Renewables revenue was $746.3 million for the six months ended June 30, 2022, as compared to $605.2 million for the same period in 2021, an increase of 23.3%, or $141.1 million. The increase in revenue was primarily due to:

•An increase in solar revenue of $228.8 million for the six months ended June 30, 2022 when compared to the same period for 2021; offset by
•A decrease in wind revenue of $93.0 million in the first six months of 2022 resulting from a smaller number of active projects, as compared to the same period in 2021.

Gross profit. Renewables gross profit was $46.1 million for the six months ended June 30, 2022, as compared to $55.1 million for 2021, a decrease of 16.3%, or $9.0 million. As a percentage of revenue, gross profit was 6.2% in 2022, as compared to 9.1% in 2021. The decrease in percentage and dollars was primarily attributable to the following factors:

•The decrease was driven primarily by the inflationary impact of labor, supply chain, fuel, and certain commodities costs. During the first six months of 2022, we recognized these inflationary increases to our estimated costs to complete for the impacted wind and solar jobs. For projects for which we could not increase the value of the contract, these increases reduced their projected margin. In addition, for projects that were in progress at the start of the period, the increased costs caused the percentage of completion of the relevant projects to be reduced, which required the reversal of a portion of revenue and margin that had previously been recognized on an over-time basis during 2021.
•To a lesser extent, the decrease was also driven by increased training costs during the first six months, as we continue to increase our labor force to execute our remaining backlog.

Specialty Civil Segment Results

Revenue. Specialty Civil revenue was $294.4 million for the six months ended June 30, 2022, as compared to $231.3 million for 2021, an increase of 27.3%, or $63.0 million. The increase in revenue was primarily due to the following factors:

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

Gross profit. Specialty Civil gross profit was $19.3 million for the six months June 30, 2022, as compared to $15.0 million for 2021, an increase of 29.0%, or $4.3 million. As a percentage of revenue, gross profit was 6.6% in 2022, as compared to 6.5% in 2021. The increase in percentage and dollars was primarily due to growth in the environmental remediation market and the project mix compared to the same period in 2021.

Liquidity and Capital Resources

Overview

    Our primary sources of liquidity are cash flows from operations, our cash balances and availability under our new Credit Agreement (as defined in Debt – Credit Agreement below). Our primary liquidity needs are for working capital, debt service, income taxes, capital expenditures, insurance collateral, and strategic acquisitions. As of June 30, 2022, we had approximately $46.5 million in cash and $95.8 million availability under our Credit Agreement.

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

Sources and Uses of Cash

    Sources and uses of cash are summarized below for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021

Net cash used in operating activities	(79,173)	(11,378)
Net cash used in investing activities	(5,406)	(13,632)
Net cash provided by (used in) financing activities	7,032	(21,357)

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2022 was $79.2 million, as compared to $11.4 million over the same period in 2021. The increase in net cash used in operating activities is primarily attributable to an increased volume of work compared to prior year which has caused changes in working capital related to the timing of receipts from customers and payments to vendors in the ordinary course of business. The change was primarily attributable to lower collections of accounts receivable and contract assets, partially offset by lower payments on payables and accrued liabilities due to the timing of projects.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 was $5.4 million, as compared to $13.6 million over the same period in 2021. The decrease in net cash used in investing activities was primarily attributable to a decrease in purchases of property, plant and equipment.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2022 was $7.0 million, as compared to net cash used in financing activities of $21.4 million over the same period in 2021. The increase in net cash provided by financing activities was primarily attributable to the net proceeds from borrowings under the senior secured revolving credit facility.

Capital Expenditures

    For the six months ended June 30, 2022, we incurred $14.6 million in finance lease payments and an additional $8.5 million in cash purchases for equipment. We estimate that we will spend approximately 2% to 3% of revenue for capital expenditures for the entirety of 2022. Actual capital expenditures may increase or decrease in the future depending upon business activity levels, as well as ongoing assessments of equipment lease versus buy decisions based on short- and long-term equipment requirements.

Debt

Senior Unsecured Notes

On August 17, 2021, IEA Energy Services LLC, a wholly owned subsidiary of the Company ("Services"), issued $300.0 million aggregate principal amount of its 6.625% senior unsecured notes due 2029 (the "Senior Unsecured Notes"), in a private placement. Interest is payable on the Senior Unsecured Notes on each February 15 and August 15. The Senior Unsecured Notes will mature on August 15, 2029. The Senior Unsecured Notes are guaranteed on a senior unsecured basis by the Company and certain of its domestic wholly owned subsidiaries (the "Guarantors").

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

Credit Agreement

On August 17, 2021, Services, as the borrower, and certain guarantors (including the Company), entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders and CIBC Bank USA in its capacities as the Administrative and Collateral Agent for the lenders. The Credit Agreement provides for a $150.0 million senior secured revolving credit facility. The Credit Agreement is guaranteed by the Company and certain subsidiaries of the Company (the "Credit Agreement Guarantors" and together with Services, the "Loan Parties") and is secured by a security interest in substantially all of the Loan Parties’ personal property and assets. Services has the ability to increase available borrowing under the credit facility by an additional amount up to $50.0 million subject to certain conditions. As of June 30, 2022, $30.0 million was outstanding under the senior secured revolving credit facility, bearing an interest rate of 6.25%.

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

Interest rates on the credit facility are based upon either (1) an index rate that is established at the highest of the prime rate or the sum of the federal funds rate plus 0.50%, or (2) at Services’ election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon Services’ first lien net leverage within the range of 1.00% to 2.50% for index rate loans and 2.00% and 3.50% for LIBOR loans. Borrowings under the credit facility shall initially bear interest at a rate per annum equal to LIBOR plus 2.50%. In anticipation of LIBOR's phase out, our Credit Agreement includes a documented transition mechanism for selecting a benchmark replacement rate for LIBOR. In addition to paying interest on outstanding principal under the credit facility, Services is required to pay a commitment fee to the lenders under the credit facility for unused commitments. The commitment fee rate ranges from 0.30% to 0.45% per annum depending on Services’ First Lien Net Leverage Ratio (as defined in the Credit Agreement).

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

Contractual Obligations

    The following table sets forth our contractual obligations and commitments for the periods indicated as of June 30, 2022.

	Payments due by period
(in thousands)	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter

Debt (principal) (1)	332,294	682	836	441	255	30,080	300,000
Debt (interest) (2)	149,238	10,024	19,928	19,900	19,884	19,877	59,625
Finance leases (3)	75,730	15,211	19,830	15,731	13,226	9,344	2,388
Operating leases (4)	46,703	6,284	10,500	5,884	3,030	2,371	18,634
Total	$603,965	$32,201	$51,094	$41,956	$36,395	$61,672	$380,647
(1)Represents the contractual principal payment due dates on our outstanding debt.
(2)Represents interest at the stated rate of 6.625% on the Senior Unsecured Notes and interest at the stated rate on the Company's commercial equipment notes.
(3)We have obligations, including associated interest, recognized under various finance leases for equipment totaling $75.7 million at June 30, 2022. Net amounts recognized within property, plant and equipment, net in the condensed consolidated balance sheet under these financed lease agreements at June 30, 2022 totaled $87.6 million.
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

    As of June 30, 2022 and December 31, 2021, the Company was contingently liable under letters of credit issued under our credit facility in the amounts of $24.2 million and $31.1 million, respectively, related to projects and insurance.

    As of June 30, 2022 and December 31, 2021, the Company had outstanding surety bonds on projects with nominal amounts of $4.0 billion and $3.3 billion, respectively. The remaining approximate exposure related to these surety bonds amounted to $999.8 million and $353.5 million, respectively.

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

    As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition, and results of operations.

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition, and results of operations. Current and prospective clients may be reluctant to move forward on projects with us due to potential uncertainty about the direction of our business. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including but are not limited to the following, all of which could be exacerbated by any delay in completion of the proposed Merger:

•potential adverse effects on our relationships with our employees, customers, suppliers, and other current business partners, or those with which we are seeking to establish business relationships;
•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of significant management time and resources towards the completion of the proposed Merger;
•delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities;
•any litigation relating to the Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

Failure to consummate the Merger within the expected time frame or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to various conditions, including: (i) approval by our stockholders; (ii) the absence of any restraining order, injunction, judgment, order or decree or other law prohibiting consummation of the Merger; (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period; (iv) the approval for listing on the New York Stock Exchange of the MasTec common stock to be issued in connection with the Merger; (v) effectiveness of the registration statement on Form S-4 to be filed by MasTec pursuant to which the issuance of such shares of MasTec common stock will be registered under the Securities Act; and (vi) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. In addition, other factors, such as MasTec’s ability to obtain the debt financing it needs to consummate the transaction, may affect when and whether the Merger will occur. If the acquisition is not completed, we may suffer consequences that could adversely affect our business, results of operations, and share price, including the following:

•we could be required to pay a termination fee of $27,500,000 to MasTec under certain circumstances as described in the Merger Agreement;
•there can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by MasTec or that we will wholly or partially recover for any damages incurred by us in connection with the Merger;
•we would have incurred and will incur significant costs in connection with the Merger that we would be unable to wholly or partially recover;
•we may be subject to legal proceedings related to the Merger;
•the failure of the Merger to be consummated may result in negative publicity and a negative impression of us among customers or in the investment community or business community generally;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our employees, customers, suppliers, and other business partners, may continue or intensify in the event the merger is not consummated;

•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and,
•we may experience a departure of management personnel and other employees.

The Merger may be less accretive than expected, or may be dilutive, and may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the combined company’s ability to realize anticipated and announced benefits and cost savings. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected, or could have other unexpected adverse effects. Some of the announced assumptions that the companies have made, such as with respect to anticipated revenue synergies or the costs associated with realizing such synergies, may not be realized. There could also be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence.

We and our directors may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors when companies enter into agreements for transactions similar to those contemplated by the Merger Agreement, and such lawsuits may be brought against us and our directors in connection with the Merger Agreement. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our business, financial position, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information is related to purchases made for the three months ended June 30, 2022:

	Issuer Purchases of Equity Securities
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Approximate Dollar Value of Warrants that May Yet Be Purchased Under the Plans or Programs (in thousands)
April	384,817	2.03	9,373
May	268,506	1.84	8,871
June	—	—	8,871
Total	653,323	$1.95

On November 4, 2021, the Board authorized a repurchase program for the Company's Merger Warrants. This repurchase program was announced on November 8, 2021, allows us to purchase up to $25.0 million of warrants, and will end no later than the expiration of the warrants on March 26, 2023. The Merger Agreement, see Note 13. Subsequent Events, prevents future repurchases of warrants.

Item 6. Exhibits

(a)    Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 24, 2022, by and among Infrastructure and Energy Alternatives, Inc., MasTec, Inc. and Indigo Acquisition I Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2022).+.

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

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
*Filed herewith.
**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFRASTRUCTURE AND ENERGY ALTERNATIVES, INC.

Dated: August 4, 2022	By:	/s/ Peter J. Moerbeek
Name: Peter J. Moerbeek
Title: Executive Vice President, Chief Financial Officer
Principal Financial and Accounting Officer